Form 10-Q
period 2008-09-30
Legend Mining Inc.
filed 2008-11-12
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _____________________

Commission File Number: 333-152830

LEGEND MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-46 DeZhennan Rd., Suite 403, Yuesiu District, Guangzhou Guangdong Province, China	N/A
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	86-13268166474

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [   ]   No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [X]   No  [   ]

LEGEND MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

Assets
	September 30,	March 31,
	2008	2008

Current Assets
Cash	$7,091	17,467
Total Assets	$7,091	17,467

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$832	1,050
Loans from shareholders	-	-
Total Current Liabilities	832	1,050

Stockholders' Equity
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(18,741)	(8,583)
Total stockholders' equity	6,259	16,417
Total liabilities and stockholders' equity	$7,091	17,467

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For three months ended September 30, 2008	For three months ended September 30, 2007	For six months ended September 30, 2008	From July 1, 2007 (Inception) to September 30, 2007	From July 1, 2007 (Inception) to September 30, 2008

Bank charges and interest	$49	$-	$76	$-	$109
Filing and transfer agent fees	-	-	-	-	-
Mineral properties	-	-	-	-	7,500
Office expenses	-	-	-	-	-
Professional fees	6,582	-	10,082	-	11,132
Loss before income taxes	$(6,631)	$-	$(10,158)	$-	$(18,741)
Provision for income taxes	-	-	-	-	-
Net loss	$(6,631)	$-	$(10,158)	$-	$(18,741)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	-	7,350,000	-	7,038,111

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
December 18, 2007					-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	8,000	-	8,000
January 18, 2008					-
Subscribed for cash at $0.01	1,250,000	1,250	11,250	12,500		12,500
Net loss					(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(8,583)	$16,417
Net loss					(10,158)	(10,158)
Balance, September 30, 2008	7,350,000	$7,350	$17,650	$25,000	$(18,741)	$6,259

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For three months ended September 30, 2008	For three months ended September 30, 2007	For six months ended September 30, 2008	From July 1, 2007 (Inception) to September 30, 2007	From July 1, 2007 (Inception) to September 30, 2008

Operating activities
Net loss	$(6,631)	$-	$(10,158)	$-	$(18,741)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(332)	-	(218)	-	832
Net cash used in operations	(6,299)	-	(10,376)	-	(17,909)

Financing activities
Loans from related party
Shares subscribed for cash					25,000
Net cash provided by financing activities					25,000

Net increase (decrease) in cash	(6,299)	-	(10,376)	-	7,091

Cash beginning	13,390	-	17,467	-	-
Cash (overdraft) ending	$7,091	$-	$7,091	$-	$7,091

Supplemental cash flow information:

Cash paid for:
Interest	-			-	-
Taxes	-			-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
September 30, 2008

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is the end of March.

The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to September 30, 2008, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,741 as at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through March 31, 2008, and the six months ended September 30, 2008.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At September 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
September 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2007 because there were no stock options outstanding prior to the adoption or at September 30, 2008.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
September 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in  Current  Year Financial Statements."  SAB No. 108  addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year  financial   statements.  SAB No. 108  requires  companies to  quantify misstatements using  a  balance  sheet  and  income  statement approach  and to evaluate  whether  either  approach  results  in  quantifying an  error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company's financial statements.

In September 2006,  the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting  principles (GAAP),  expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for  some entities, the  application  of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements  issued  for  fiscal  years beginning after November  15,  2007,  which  for the Company would be the fiscal year  beginning March 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but  does  not  expect that  it will have a material impact  on  its  financial statements.

In September 2006, the FASB issued SFAS No. 158,  "Employers' Accounting for Defined Benefit  Pension  and  Other  Post-retirement  Plans." This statement requires an employer to recognize the over funded or under funded status of a defined benefit post  retirement plan (other than a multi-employer plan) as an asset or liability in its statement  of financial position,  and  to recognize changes  in  that  funded status in the year in which the changes occur through comprehensive income. SFAS  No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no material impact on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No.  159,  "The Fair Value Option  for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
September 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 159  is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

On December 4, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our consolidated financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) and acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific item, including:

-Acquisition costs will be generally expensed as incurred;

-Noncontrolling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

-Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

-In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

-Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

-Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS141(R) to have and effect on our consolidated financial statements.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
September 30, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3.  MINERAL INTERESTS

On January 28, 2008, the Company entered into a mineral property option Agreement.  The Company was granted the sole and exclusive right to acquire up to a 100% undivided interest in mineral claim located in the Township 52, Range 15, W2M, Sections 4 and 9, in the Province of Saskatchewan, with tenure number S-14260.  The Company shall pay $7,500 on the Agreement date (paid), shall pay $15,000 on or before September 30, 2008 (subsequently amended to March 31, 2009 (See Note 6)), and $25,000 on or before the second anniversary of this Agreement, shall pay $205,000 on or before the third anniversary of this Agreement, and shall incur $50,000 in Expenditures on the Property by September 30, 2008 (subsequently amended to June 30, 2009 (See Note 6)) and $150,000 by September 30, 2009, for a total of $200,000.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the three months ended May 31, 208. At September 30, 2008 there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of September 30, 2008, the Company had net operating loss carry forwards of approximately $11,060 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 28, 2008, we entered into an agreement, with Carman Wilcox of Imperial, Saskatchewan, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Carman Wilcox property, which is located in Sections 4 and 9 of Township 52 and Range 15W2M, Saskatchewan. This agreement was subsequently amended on August 20, 2008. We purchased this Option from Mr. Wilcox for a cash payment of $7,500. In order to exercise this option and acquire these claims we need to pay Mr. Carman Wilcox further cash payments totaling $245,000 as follows;

1.  $15,000 on or before March 31, 2009, provided however, Mr. Wilcox may at any time after October 31, 2008, on 48 hours notice, require said payment to be made forthwith;
2.  $25,000 on or before January 28, 2009; and
3.  $205,000 on or before January 28, 2010.

and incur $200,000 in exploration expenditures as follows:

1.  $50,000 on or before June 30, 2009; and
2.  $150,000 on or before September 30, 2009.

If we fail to make the additional payments above-noted, or if we fail to make the required exploration expenditures, our option to acquire the 100% interest in the property will terminate and we will not own any interest in the property.

Mr. Wilcox holds title to the Carman Wilcox claims. Our option agreement with him requires that he transfer the claims to us if we successfully exercise the option. Mr. Wilcox is at arm’s length to us and has no relationship to us other than as the owner of the Carman Wilcox property.

We have obtained a geological report on the Carman Wilcox property that was prepared by George C. Sharpe.  Mr. Sharpe is a graduate of the Geological Technology Program at the Sault College of Arts and Technology, Faculty of Science, Sualt Ste Marie, Ontario, Canada.  The geological report summarizes details concerning the Carman Wilcox property and makes a recommendation for further exploration work.

Based on the information available to Mr. Sharpe, and communication with others experienced in exploring this area, in the opinion of Mr. Sharpe there does not appear to be any obvious kimberlite targets on or immediately adjacent to the two claim blocks, however he opines that the proximity of the large crustal suture that hosts numerous known kimberlites may be of significant potential.  The potential of these claims is mainly related to the prolific number of kimberlites in nearby areas and the lack of detailed prior exploration on these claims.  The area directly underneath the claims is an elongated oval shaped magnetic low that may also be of some interest.

Based on his review of geological information relating to the Carman Wilcox property, Mr. Sharpe recommends an initial exploration program on the property consisting of a sampling program from the stream beds for any heavy mineral concentrations to test for gold and kimberlitic indicator metals.  The following is a proposed budget for this Phase I work:

ITEM	COST	UNITS	TOTAL
Geologist on site	$500 per day	4 days	$2,000.00
Transportation	$300 per trip	1 round trip	$300.00
Field supplies	$200	1	$200.00
Backhoe and operator	$1,000 per day	1 day	$1,000.00
Meals and lodging	$150 per person for 2 days	2 people	$300.00
Stationary	$100	1	$100.00
Total			$3900.00
GST			$190.00
Contingencies	Add 15%		$600.00
		GRAND TOTAL	APPROX $5000.00

Our plan of operation is to conduct exploration work on the Carman Wilcox property in order to ascertain whether it possesses economic quantities of kimberlite or gold. There can be no assurance that economic mineral deposits or reserves exist on the Carman Wilcox property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

Work on the Phase 1 initial exploration program is currently underway. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete the currently recommended exploration programs on the Carman Wilcox property and they are successful, we will need to spend substantial additional funds on further drilling and engineering studies before we will ever know if there is a commercially viable mineral deposit, a reserve, on the property.

The Carman Wilcox property is without known reserves. Our proposed programs are exploratory in nature.

In the next 12 months, we also anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees
*         $8,500 on accounting and audit fees
*         $500 on EDGAR filing fees
*         $1,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be at least $17, 000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended September 30, 2008

We did not earn any revenues during the three-month period ended September 30, 2008.

We incurred operating expenses in the amount of $6,631 for the three-month period ended September 30, 2008. These operating expenses were comprised of bank and interest charges of $49 and professional fees of $6,582.

Results of Operations for the Six Month Period Ended September 30, 2008

We did not earn any revenues during the six month period ended September 30, 2008.

We incurred operating expenses in the amount of $10,158 for the six month period ended September 30, 2008. These operating expenses were comprised of bank and interest charges of $76 and professional fees of $10,082.

Results of Operations from July 1, 2007 (inception) to September 30, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $18,741 during this period. These operating expenses were comprised of bank and interest charges of $109, professional fees of $11,132, and expenses related to the mineral property of $7,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)              Exhibits:

3.1*           Articles of Incorporation
3.2*           Bylaws
5.1*           Legal opinion
31.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	filed as an exhibit to our registration statement on Form S-1 dated August 5, 2008.

(b)           Reports on Form 8-K

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2008

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President