Form 10-Q
period 2008-12-31
Legend Mining Inc.
filed 2009-01-30
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to________________

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

________________________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No  [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [   ]   No  [   ]

LEGEND MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets

Assets
	December 31,	March 31,
	2008	2008
	(unaudited)
Current Assets
Cash	$19,277	17,467
Total Assets	$19,277	17,467

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$861	1,050
Loans from related party (Note 5)	25,000	-
Total Current Liabilities	25,861	1,050

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(31,584)	(8,583)
Total stockholders' equity	(6,584)	16,417
Total liabilities and stockholders' equity	$19,277	17,467

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For three months ended December 31, 2008	For three months ended December 31, 2007	For nine months ended December 31, 2008	From July 1, 2007 (Inception) to December 31, 2007	From July 1, 2007 (Inception) to December 31, 2008

Bank charges and interest	$86	$-	$162	$-	$195
Filing and transfer agent fees	-	-	-	-	-
Mineral properties	4,728	-	4,728	-	12,228
Office expenses	-	-	-	-	-
Professional fees	8,028	-	18,110	-	19,160
Loss before income taxes	$12,842	$-	$23,000	$-	$31,583
Provision for income taxes	-	-	-	-	-
Net loss	$12,842	$-	$23,000	$-	$31,583

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	1,881,111	7,350,000	925,137	7,350,000

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
December 18, 2007					-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	8,000	-	8,000
January 18, 2008					-
Subscribed for cash at $0.01	1,250,000	1,250	11,250	12,500		12,500
Net loss					(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(8,583)	$16,417
Net loss					(23,000)	(23,000)
Balance, December 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(31,583)	$(6,583)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For three months ended December 31, 2008	For three months ended December 31, 2007	For nine months ended December 31, 2008	From July 1, 2007 (Inception) to December 31, 2007	From July 1, 2007 (Inception) to December 31, 2008

Operating activities
Net loss	$(12,842)	$-	$(23,000)	$-	$(31,583)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	28	-	(190)	-	860
Net cash used in operations	(12,814)	-	(23,190)	-	(30,723)

Financing activities
Loans from related party	25,000		25,000		25,000
Shares subscribed for cash				12,500	25,000
Net cash provided by financing activities	25,000		25,000	12,500	50,000

Net increase (decrease) in cash	12,186	-	1,810	12,500	19,277

Cash beginning	7,091	-	17,467	-	-
Cash (overdraft) ending	$19,277	$-	$19,277	$12,500	$19,277

Supplemental cash flow information:

Cash paid for:
Interest	-			-	-
Taxes	-			-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements (Unaudited)
December 31, 2008

1. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The unaudited financial statements have been prepared by Legend Mining Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form S-1 for the period from July 1, 2007 (inception) to March 31, 2008, which was filed September 5, 2008.   In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Legend Mining Inc. as of December 31, 2008 and the results of its operations and cash flows for the three months and six months then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The Company was incorporated in Nevada on July 1, 2007.  The Company is in the exploration stage of its resource business. During the period from July 1, 2007 (inception) to December 31, 2008, the Company commenced operations by issuing shares and obtaining loans and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $31,583 as at December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2008.

2.  MINERAL INTERESTS

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
December 31, 2008

3.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the three months ended May 31, 208. At December 31, 2008 there were no outstanding stock options or warrants.

4.  INCOME TAXES

As of December 31, 2008, the Company had net operating loss carry forwards of approximately $31,583 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5.  LOAN FROM RELATED PARTY

On December 23, 2008, a related party of the Company granted a loan to the Company. The loan is interest bearing at 6% per annum and payable upon demand.

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

Results of Operations for the Three-Month Period Ended December 31, 2008

We did not earn any revenues during the three-month period ended December 31, 2008.

We incurred operating expenses in the amount of $12,842 for the three-month period ended December 31, 2008. These operating expenses were comprised of bank and interest charges of $86, expenses related to a mineral property of $4,728, and professional fees of $8,028.

Results of Operations for the Three-Month Period Ended December 31, 2007

We did not earn any revenues during the three-month period ended December 31, 2007.

We did not incur any operating expenses for the three-month period ended December 31, 2007.

Results of Operations for the Nine-Month Period Ended December 31, 2008

We did not earn any revenues during the nine-month period ended December 31, 2008.

We incurred operating expenses in the amount of $23,000 for the nine-month period ended December 31, 2008. These operating expenses were comprised of bank and interest charges of $162, expenses related to a mineral property of $4,728, and professional fees of $18,110.

Results of Operations from July 1, 2007 (inception) to December 31, 2007

No revenues were earned during this period.

We did not incur any operating expenses for this period.

Results of Operations from July 1, 2007 (inception) to December 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $31,583 during this period. These operating expenses were comprised of bank and interest charges of $195, professional fees of $19,160, and expenses related to the mineral property of $12,228.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

January 29, 2009

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President