Form 10-K
period 2009-03-31
Legend Mining Inc.
filed 2009-06-25
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission File # 333-152830

LEGEND MINING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

75-3268988
(IRS Employer Identification Number)

2-46 DeZhennan Rd., Suite 403, Yuesiu District, Guangzhou
Guangdong Province, China
(Address of principal executive offices)

86-13268166474
(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $28,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,350,000 shares of common stock issued and outstanding as of June 25, 2009.

Documents incorporated by reference: None.

Table of Contents

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

Business Development

We commenced operations as an exploration stage company.  On January 28, 2008, we entered into an agreement with Carman Wilcox of Imperial, Saskatchewan, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Carman Wilcox property, which is located in Sections 4 and 9 of Township 52 and Range 15W2M, Saskatchewan. This agreement was subsequently amended on August 20, 2008. We purchased this Option from Mr. Wilcox for a cash payment of $7,500. In order to exercise this option and acquire these claims we needed to pay Mr. Carman Wilcox further cash payments totaling $245,000 as follows;

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

1.  $50,000 on or before June 30, 2009; and
2.  $150,000 on or before September 30, 2009.

We were unable to keep the mineral claim in good standing due to lack of funding, and accordingly our interest in it has expired.

We are reviewing potential acquisitions in the resource and non-resource sectors.  However, there are no guarantees that we will be able to reach any agreement to acquire such assets.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or lease any property.

Item 3.  Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol LDMI.  However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

Holders

As of June 25, 2009, there are 30 holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.  we would not be able to pay our debts as they become due in the usual course of business; or

2.  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended October 31, 2008.

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $20,000 in the next 12 months.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues for the year ended March 31, 2009.  We incurred operating expenses in the amount of $28,112 for the year ended March 31, 2009, compared to $8,583 for the year ended March 31, 2008, consisting of bank charges and interest of $566, mineral property expenses of $4,728, and professional fees of $22,818.  At March 31, 2009, we had assets of $16,454 ($17,467 – March 31, 2008) consisting of cash and we had total liabilities recorded at $28,149 ($1,050 - March 31, 2008).  These consisted of loans from a related party of $25,000 and accounts payable and accrued liabilities of $3,149.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on July 1, 2007 through March 31, 2009, and have incurred operating expenses in the amount of $36,695 for the same period.  Our activities have been financed from the proceeds of share subscriptions and loans from a related party.

For the period from inception on July 1, 2007 through March 31, 2009, we incurred bank charges and interest of $600, mineral property expenses of $12,228, and professional fees of $23,867.

During the year ended March 31, 2009, we incurred a net loss of $(28,112), which resulted in an accumulated deficit of $(36,695).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $16,454 as of March 31, 2009, compared to a cash position of $17,467 at March 31, 2008.  Since inception through to and including March 31, 2009, we have raised $25,000 through private placements of our common shares and we have received contributed capital by related parties of $25,000.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data.

Legend Mining Inc.

(An Exploration Stage Company)

Financial Statements

March 31, 2009 and 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                     PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Legend Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Legend Mining Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2009 and the period from July 1, 2007 through March 31, 2008 and since inception on July 1, 2007 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Mining Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2009 and the period from July 1, 2007 through March 31, 2008 and since inception on July 1, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $36,695, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
June 11, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets

Assets
	March 31,	March 31,
	2009	2008

Current Assets
Cash	$16,454	17,467
Total Assets	$16,454	17,467

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,149	1,050
Loans from related party (Note 6)	25,000	-
Total Current Liabilities	28,149	1,050

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(36,695)	(8,583)
Total stockholders' equity	(11,695)	16,417
Total liabilities and stockholders' equity	$16,454	17,467

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations

	For the year ended March 31, 2009	From July 1, 2007 (Inception) to March 31, 2008	From July 1, 2007 (Inception) to March 31, 2009

Bank charges and interest	$566	$33	$600
Filing and transfer agent fees	-	-	-
Mineral properties	4,728	7,500	12,228
Office expenses	-	-	-
Professional fees	22,818	1,050	23,867
Loss before income taxes	$28,112	$8,583	$36,695
Provision for income taxes	-	-	-
Net loss	$28,112	$8,583	$36,695

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	2,974,630	7,350,000

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total Stockholders Equity

Balance, July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007				-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008				-
Subscribed for cash at $0.01	1,250,000	1,250	11,250		12,500
Net loss				(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417
Net loss				(28,112)	(28,112)
Balance, March 31, 2009	7,350,000	$7,350	$17,650	$(36,695)	$(11,695)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For year ended March 31, 2009	From July 1, 2007 (Inception) to March 31, 2008	From July 1, 2007 (Inception) to March 31, 2009

Operating activities
Net loss	$(28,112)	$(8,583)	$(36,695)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	2,099	1,050	3,149
Net cash used in operations	(26,013)	(7,533)	(33,546)

Financing activities
Loans from related party	25,000		25,000
Shares subscribed for cash		25,000	25,000
Net cash provided by financing activities	25,000	25,000	50,000

Net increase (decrease) in cash	(1,013)	17,467	16,454

Cash beginning	17,467	-	-
Cash (overdraft) ending	$16,454	$17,467	$16,454

Supplemental cash flow information:

Cash paid for:
Interest		-	-
Taxes		-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is the end of March.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to March 31, 2009, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $36,695 as at March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through March 31, 2008, and the year ended March 31, 2009.

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

At March 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2007 because there were no stock options outstanding prior to the adoption or at March 31, 2009.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
March 31, 2009

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

-Noncontrolling interests (formerly known as "minority interests" will be valued at fair value at the acquisition date;

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

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

The Company decided not to maintain the mineral property option and failed to make the payment due on March 31, 2009. The option therefore expired on March 31, 2009.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the year ended March 31, 2009. At March 31, 2009, there were no outstanding stock options or warrants.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009

5.  INCOME TAXES

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $36,695 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  LOAN FROM RELATED PARTY

On December 23, 2008, a related party of the Company granted a loan to the Company for $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2009 is $375.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).  Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age

Tao Chen	37

Executive Officers:

Name of Officer	Age	Office

Tao Chen	37	President, Chief Executive Officer, Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Chen has acted as our sole director and officer since July 21, 2007. For the past 5 years, Mr. Chen has worked as a General Manager for Guang Zhou Peace Gift Co., Ltd in the gifts export business. Mr. Chen intends to devote approximately 20% of his business time to our affairs. Mr. Chen does not have any technical experience in the mineral exploration property business sector.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Chen.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended March 31, 2008 and for the fiscal year ended March 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Tao Chen President, CEO, Secretary, Treasurer and a director	2007 2008 2009	None None None	None None None	None None Non	None None None	None None None	None None None	None None None	None None None
Yong Qiao Zhang President, CEO, Secretary, Treasurer and a director	2007	None	None	None	None	None	None	None	None

(1) Mr. Tao Chen was appointed as President, CEO, Secretary, Treasurer, and a Director on July 21, 2007.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on July 1, 2007 through the fiscal period ending March 31, 2009.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and Tao Chen.  We do not pay Tao Chen any amount for acting as director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this filing, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Tao Chen	4,500,000	61.22%
Stock	President, Chief	Shares
	Executive Officer,
	Secretary, Treasurer
	and Director
	634 13th Street
	Manhattan Beach, CA
	90266

Common	All Officers and Directors	4,500,000	61.22%
Stock	as a group that consists of	shares
	one person

The percent of class is based on 7,350,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•           any of our directors or executive officers;

•           any person proposed as a nominee for election as a director;

•           any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•           any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•           any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Item 14.  Principal Accountant Fees and Services.

Our principal accountants, Moore And Associates, CHTD, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	March 31, 2009	March 31, 2008
Audit Fees	$8,000	$Nil
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past three fiscal years.

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended March 31, 2009 and March 31, 2008
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

(b)  Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 15 of this report, and are incorporated herein by this reference.

(c)  Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description
3.1 *	Articles of Incorporation (1)
3.2 *	Bylaws (1)
14.1	Code of Ethics
23.2	Consent of Moore and Associates CHTD
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed as an exhibit to our registration statement on Form S-1 dated August 5, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MINING INC.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

June 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

June 25, 2009