Form 10-Q
period 2009-06-30
Legend Mining Inc.
filed 2009-08-07
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

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

______________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]   No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ X  ]   No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [   ]   No  [   ]

LEGEND MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

Assets
	June 30,	March 31,
	2009	2009
		(Audited)
Current Assets
Cash	$792	16,454
Total Assets	$792	16,454

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,242	3,149
Loans from related party (Note 6)	25,000	25,000
Total Current Liabilities	28,242	28,149

Stockholders' Equity
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(52,450)	(36,695)
Total stockholders' equity	(27,450)	(11,695)
Total liabilities and stockholders' equity	$792	16,454

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For three months ended June 30, 2009	For three months ended June 30, 2008	From July 1, 2007 (Inception) to June 30, 2009

Bank charges and interest	$449	$27	$1,049
Filing and transfer agent fees	-	-	-
Mineral properties	-	-	12,228
Office expenses	-	-	-
Professional fees	15,306	3,500	39,173
Loss before income taxes	$15,755	$3,527	$52,450
Provision for income taxes	-	-	-
Net loss	$15,755	$3,527	$52,450

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	7,350,000	7,350,000	5,708,562

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
December 18, 2007					-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	8,000	-	8,000
January 18, 2008					-
Subscribed for cash at $0.01	1,250,000	1,250	11,250	12,500		12,500
Net loss					(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(8,583)	$16,417
Net loss					(28,112)	(28,112)
Balance, March 31, 2009	7,350,000	$7,350	$17,650	$25,000	$(36,695)	$(11,695)
Net loss					(15,755)	(15,755)
Balance, June 30, 2009	7,350,000	$7,350	$17,650	$25,000	$(52,450)	$(27,450)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For three months ended June 30, 2009	For three months ended June 30, 2008	From July 1, 2007 (Inception) to June 30, 2009

Operating activities
Net loss	$(15,755)	$(3,527)	$(52,450)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	93	(550)	3,242
Net cash used in operations	(15,662)	(4,077)	(49,208)

Financing activities
Loans from related party	-	-	25,000
Shares subscribed for cash	-	-	25,000
Net cash provided by financing activities	-	-	50,000

Net increase (decrease) in cash	(15,662)	(4,077)	792

Cash beginning	16,454	17,467	-
Cash (overdraft) ending	$792	$13,390	$792

Supplemental cash flow information:

Cash paid for:
Interest		-	-
Taxes		-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2009

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is the end of March.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to June 30, 2009, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $52,450 as at June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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
June 30, 2009

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

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through June 30, 2009.

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

At June 30, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2009

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2007 because there were no stock options outstanding prior to the adoption or at June 30, 2009.

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
June 30, 2009

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
June 30, 2009

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
June 30, 2009

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
June 30, 2009

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
June 30, 2009

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
June 30, 2009

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

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the year ended March 31, 2009 and three months ended June 30, 2009. At June 30, 2009, there were no outstanding stock options or warrants.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
June 30, 2009

5.  INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $52,450 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  LOAN FROM RELATED PARTY

On December 23, 2008, a related party of the Company granted a loan to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2009 is $750.

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

Results of Operations for the Three-Month Period Ended June 30, 2009

We did not earn any revenues during the three-month period ended June 30, 2009.

We incurred operating expenses in the amount of $15, 755 for the three-month period ended June 30, 2009. These operating expenses were comprised of bank and interest charges of $449, and professional fees of $15,306.

Results of Operations for the Three-Month Period Ended June 30, 2008

We did not earn any revenues during the three-month period ended June 30, 2008.

We incurred operating expenses in the amount of $3,527 for the three-month period ended June 30, 2008. These operating expenses were comprised of bank and interest charges of $27, and professional fees of $3,500.

Results of Operations from July 1, 2007 (inception) to June 30, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $52,450 during this period. These operating expenses were comprised of bank and interest charges of $1,049, professional fees of $39,173, and expenses related to the mineral property of $12,228.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

3.1*           Articles of Incorporation
3.2*           Bylaws
5.1*           Legal opinion
31.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed as an exhibit to our registration statement on Form S-1 dated August 5, 2008.

(b)           Reports on Form 8-K

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2009

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President