Form 10-Q
period 2009-09-30
Legend Mining Inc.
filed 2009-11-16
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

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

__________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

LEGEND MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

Assets
	September 30,	March 31,
	2009	2009

Current Assets
Cash	$4,197	16,454
Total Assets	$4,197	16,454

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$4,748	3,149
Loans from related party (Note 6)	30,000	25,000
Total Current Liabilities	34,748	28,149

Stockholders' Equity
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(55,551)	(36,695)
Total stockholders' equity	(30,551)	(11,695)
Total liabilities and stockholders' equity	$4,197	16,454

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For three months ended September 30, 2009	For three months ended September 30, 2008	For six months ended September 30, 2009	For six months ended September 30, 2008	From July 1, 2007 (Inception) to September 30, 2009

Bank charges and interest	$471	$49	$920	$76	$1,520
Filing and transfer agent fees	-	-	-	-	-
Mineral properties	-	-	-	-	12,228
Office expenses	-	-	-	-	-
Professional fees	2,631	6,582	17,937	10,082	41,803
Loss before income taxes	$3,102	$6,631	$18,856	$10,158	$55,551
Provision for income taxes	-	-	-	-	-
Net loss	$3,102	$6,631	$18,856	$10,158	$55,551

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	7,350,000	7,350,000	7,350,000	7,350,000	5,892,275

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
December 18, 2007					-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	8,000	-	8,000
January 18, 2008					-
Subscribed for cash at $0.01	1,250,000	1,250	11,250	12,500		12,500
Net loss					(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(8,583)	$16,417
Net loss					(28,112)	(28,112)
Balance, March 31, 2009	7,350,000	$7,350	$17,650	$25,000	$(36,695)	$(11,695)
Net loss					(18,856)	(18,856)
Balance, September 30, 2009	7,350,000	$7,350	$17,650	$25,000	$(55,551)	$(30,551)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For six months ended September 30, 2009	For six months ended September 30, 2008	From July 1, 2007 (Inception) to September 30, 2009

Operating activities
Net loss	$(18,856)	$(10,158)	$(55,551)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	1,599	(218)	4,748
Net cash used in operations	(17,257)	(10,376)	(50,803)

Financing activities
Loans from related party	5,000	-	30,000
Shares subscribed for cash	-	-	25,000
Net cash provided by financing activities	5,000	-	55,000

Net increase (decrease) in cash	(12,257)	(10,376)	4,197

Cash beginning	16,454	17,467	-
Cash (overdraft) ending	$4,197	$7,091	$4,197

Supplemental cash flow information:

Cash paid for:
Interest		-	-
Taxes		-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
September 30, 2009

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to September 30, 2009, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $55,551 as at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.   As at September 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
September 30, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through September 30, 2009.

Revenue Recognition

The Company has no current source of revenue, therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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

At September 30, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
September 30, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
September 30, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
September 30, 2009

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the year ended March 31, 2009 and six months ended September 30, 2009. At September 30, 2009, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of September 30, 2009, the Company had net operating loss carry forwards of approximately $55,551 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  LOAN FROM RELATED PARTY

On December 23, 2008, a related party of the Company granted a loan of $25,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2009 is $1,125.

On July 31, 2009, a related party of the Company granted a loan of $5,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. No interest has been accrued for this loan as of September 30, 2009.

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

Results of Operations for the Three-Month Period Ended September 30, 2009

We did not earn any revenues during the three-month period ended September 30, 2009.

We incurred operating expenses in the amount of $3,102 for the three-month period ended September 30, 2009. These operating expenses were comprised of bank and interest charges of $471, and professional fees of $2,631.

Results of Operations for the Three-Month Period Ended September 30, 2008

We did not earn any revenues during the three-month period ended September 30, 2008.

We incurred operating expenses in the amount of $6,582 for the three-month period ended September 30, 2008. These operating expenses were comprised of bank and interest charges of $49, and professional fees of $6,582.

Results of Operations for the Six-Month Period Ended September 30, 2009

We did not earn any revenues during the six-month period ended September 30, 2009.

We incurred operating expenses in the amount of $18,856 for the six-month period ended September 30, 2009. These operating expenses were comprised of bank and interest charges of $920, and professional fees of $17,937.

Results of Operations for the Six-Month Period Ended September 30, 2008

We did not earn any revenues during the six-month period ended September 30, 2008.

We incurred operating expenses in the amount of $10,158 for the six-month period ended September 30, 2008. These operating expenses were comprised of bank and interest charges of $76, and professional fees of $10,082.

Results of Operations from July 1, 2007 (inception) to September 30, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $55,551 during this period. These operating expenses were comprised of bank and interest charges of $1,520, professional fees of $41,803, and expenses related to the mineral property of $12,228.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

November 16, 2009

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President