Form 10-K/A
period 2009-03-31
Legend Mining Inc.
filed 2010-02-16
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
____________________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes    [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $28,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,350,000 shares of common stock issued and outstanding as of February 16, 2010.

Documents incorporated by reference: None.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Securities

Market Information

In the most recently completed fiscal year ended March 31, 2009, our shares of common stock were quoted through the facilities of the OTC Bulletin Board from April 1, 2009 until July 6, 2009.  However, none of our shares traded through the OTC Bulletin Board electronic market during that time. On July 6, 2009, quotation of our shares of common stock on the OTC Bulletin Board ceased due to our failure to comply with Rule 15c2-11 of the Exchange Act of 1934.

Accordingly, our shares of common stock do not currently trade on any stock exchange or through the facilities of any quotation system.  While we have applied to have our shares of common stock re-quoted for trading on the OTC Bulletin Board, there is no guarantee that we will be successful.

Holders

As of February 16, 2010 there are 30 holders of our common stock.

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

Results of Operations

We did not earn any revenues for the year ended March 31, 2009.  We incurred operating expenses in the amount of $38,112 for the year ended March 31, 2009, compared to $8,583 for the year ended March 31, 2008, consisting of general and administrative expenses of $33,009, mineral property expenses of $4,728, and interest expense of $375.  At March 31, 2009, we had assets of $16,454 ($17,467 – March 31, 2008) consisting of cash and we had total liabilities recorded at $38,149 ($1,050 - March 31, 2008).  These consisted of loans from a related party of $25,000 and accounts payable and accrued liabilities of $13,149.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on July 1, 2007 through March 31, 2009, and have incurred operating expenses in the amount of $46,695 for the same period.  Our activities have been financed from the proceeds of share subscriptions and loans from a related party.

For the period from inception on July 1, 2007 through March 31, 2009, we incurred general and administrative expenses of $34,092, mineral property expenses of $12,228, and interest expense of $375.

During the year ended March 31, 2009, we incurred a net loss of $(38,112), which resulted in an accumulated deficit of $(46,695).

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Legend Mining Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Legend Mining Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009, and since inception on July 1, 2007 through March 31, 2008, and since inception on July 1, 2007 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Mining Inc. (An Exploration Stage Company) as of March 31, 2009, and since inception on July 1, 2007 through March 31, 2008, and since inception on July 1, 2007 through March 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009, and since inception on July 1, 2007 through March 31, 2008, and since inception on July 1, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $46,695 as at March 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPA

Seale and Beers, CPAs
Las Vegas, Nevada
February 16, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets

Assets
	March 31,	March 31,
	2009	2008
	(Restated)
Current Assets
Cash	$16,454	17,467
Total Assets	$16,454	17,467

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$13,149	1,050
Notes Payable (Note 6)	25,000	-
Total Current Liabilities	38,149	1,050

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(46,695)	(8,583)
Total stockholders' equity	(21,695)	16,417
Total liabilities and stockholders' equity	$16,454	17,467

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations

	For the year ended March 31, 2009	From July 1, 2007 (Inception) to March 31, 2008	From July 1, 2007 (Inception) to March 31, 2009
	(Restated)		(Restated)
Mineral properties	4,728	7,500	12,228
General and Administrative	33,009	1,083	34,092
Loss from operations	$37,737	$8,583	$46,320
Other income / expense
Interest expense	375		375
Loss before income taxes	$38,112	$8,583	$46,695
Provision for income taxes	-	-	-
Net loss	$38,112	$8,583	$46,695

Loss per share - Basic and diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	2,974,630

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total Stockholders Equity

Balance, July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007				-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008				-
Subscribed for cash at $0.01	1,250,000	1,250	11,250		12,500
Net loss (Restated)				(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417
Net loss				(38,112)	(38,112)
Balance, March 31, 2009	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For year ended March 31, 2009	From July 1, 2007 (Inception) to March 31, 2008	From July 1, 2007 (Inception) to March 31, 2009
	(Restated)		(Restated)
Operating activities
Net loss	$(38,112)	$(8,583)	$(46,695)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	12,099	1,050	13,149
Net cash used in operations	(26,013)	(7,533)	(33,546)

Financing activities
Loans from related party	25,000		25,000
Shares subscribed for cash		25,000	25,000
Net cash provided by financing activities	25,000	25,000	50,000

Net increase (decrease) in cash	(1,013)	17,467	16,454

Cash beginning	17,467	-	-
Cash (overdraft) ending	$16,454	$17,467	$16,454

Supplemental cash flow information:

Cash paid for:
Interest		-	-
Taxes		-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $46,695 as at March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

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
March 31, 2009 and March 31, 2008

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

At March 31, 2008, and at March 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

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
March 31, 2009 and March 31, 2008

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

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2009 and March 31, 2008

5.  INCOME TAXES

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $46,695 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2009 is $375.

7. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended March 31, 2009 to reflect the unrecorded liability of $10,000. This restatement resulted in an additional expense of $10,000 being recorded in 2009. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

Balance Sheets

Assets
	Restated	Original

Current Assets
Cash	$16,454	16,454
Total Assets	$16,454	16,454

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$13,149	3,149
Notes Payable (Note 6)	25,000	25,000
Total Current Liabilities	38,149	28,149

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(46,695)	(36,695)
Total stockholders' equity	(21,695)	(11,695)
Total liabilities and stockholders' equity	$16,454	16,454

Statements of Operations

	Restated	Original

Mineral properties	4,728	4,728
General and Administrative	33,009	23,009
Loss from operations	$37,737	$27,737
Other income / expense
Interest expense	375	375
Loss before income taxes	$38,112	$28,112
Provision for income taxes	-	-
Net loss	$38,112	$28,112

Loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	7,350,000

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 3, 2009, the Board of Directors of the Registrant dismissed Moore & Associates, Chartered, its independent registered public account firm. On October 14, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Moore and Associates, Chartered declined to provide this letter.

Other than the foregoing there have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age

Tao Chen	39

Executive Officers:

Name of Officer	Age	Office

Tao Chen	39	President, Chief Executive Officer, Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Chen has acted as our sole director and officer since July 21, 2007. For the past 6 years, Mr. Chen has worked as a General Manager for Guang Zhou Peace Gift Co., Ltd in the gifts export business. Mr. Chen intends to devote approximately 20% of his business time to our affairs. Mr. Chen does not have any technical experience in the mineral exploration property business sector.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended March 31, 2009 and for the fiscal year ended March 31, 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Tao Chen President, CEO, Secretary, Treasurer and a director	2008 2009	None None	None None	None None	None None	None None	None None	None None	None None
Yong Qiao Zhang President, CEO, Secretary, Treasurer and a director	2008	None	None	None	None	None	None	None	None

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
	Executive Officer,
	Secretary, Treasurer
	and Director
	No.2 Jiu Qu Jing Rd.,
	Team 2, Jin Pen Village
	Zhong Lui Tan Town
	Bai Yun District
	Guangzhou, China

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

Item 14.  Principal Accountant Fees and Services.

Our principal accountants rendered invoices to us during the fiscal periods indicated for the following fees and services:

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

INDEX TO EXHIBITS

Number	Exhibit Description
3.1 *	Articles of Incorporation (1)
3.2 *	Bylaws (1)
14.1**	Code of Ethics
23.1	Consent of Seale and Beers, CPAs
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed as an exhibit to our registration statement on Form S-1 dated August 5, 2008
** filed as an exhibit to our Annual Report on Form 10-K dated June 25, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND MINING INC.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

February 16, 2010