Form 10-Q
period 2009-12-31
Legend Mining Inc.
filed 2010-02-16
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________

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

_____________________
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

LEGEND MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2009
(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

Assets
	December 31,	March 31,
	2009	2009
		(Restated)
Current Assets
Cash	$3,851	16,454
Total Assets	$3,851	16,454

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$3,402	13,149
Notes Payable (Note 6)	37,671	25,000
Total Current Liabilities	41,073	38,149

Stockholders' Equity
Capital stock
Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(62,222)	(46,695)
Total stockholders' equity	(37,222)	(21,695)
Total liabilities and stockholders' equity	$3,851	16,454

Nature and continuance of operations (Note 1)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	For three months ended December 31, 2009	For three months ended December 31, 2008	For nine months ended December 31, 2009	For nine months ended December 31, 2008	From July 1, 2007 (Inception) to December 31, 2009
			(Restated)		(Restated)
Bank charges and interest	$64	$86	$234	$162	$460
Mineral properties	-	4,728	-	4,728	12,228
Professional fees	5,802	8,028	13,997	18,110	47,863
Loss from operations	$5,866	$12,842	$14,231	$23,000	$60,551
Interest expenses	546	-	1,296	-	1,671
Loss before income taxes	6,412	$12,842	15,527	$23,000	62,222
Provision for income taxes	-	-	-	-	-
Net loss	$(6,412)	$(12,842)	$(15,527)	$(23,000)	$(62,222)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	7,350,000	7,350,000	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Unaudited)

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Total Capital Stock	Deficit accumulated During the exploration stage	Total

Balance, July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash at $0.001	4,500,000	4,500	-	4,500	-	4,500
December 18, 2007					-
Subscribed for cash at $0.005	1,600,000	1,600	6,400	8,000	-	8,000
January 18, 2008					-
Subscribed for cash at $0.01	1,250,000	1,250	11,250	12,500		12,500
Net loss					(8,583)	(8,583)
Balance, March 31, 2008	7,350,000	$7,350	$17,650	$25,000	$(8,583)	$16,417
Net loss					(38,112)	(38,112)
Balance, March 31, 2009	7,350,000	$7,350	$17,650	$25,000	$(46,695)	$(21,695)
Net loss					(15,527)	(15,527)
Balance, December 31, 2009	7,350,000	$7,350	$17,650	$25,000	$(62,222)	$(37,222)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For nine months ended December 31, 2009	For nine months ended December 31, 2008	From July 1, 2007 (Inception) to December 31, 2009
	(Restated)		(Restated)
Operating activities
Net loss	$(15,527)	$(23,000)	$(62,222)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	(9,747)	(190)	3,402
Net cash used in operations	(25,274)	(23,190)	(58,820)

Financing activities
Loans from related party	12,671	25,000	37,671
Shares subscribed for cash	-		25,000
Net cash provided by financing activities	12,671	25,000	62,671

Net increase (decrease) in cash	(12,603)	1,810	3,851

Cash beginning	16,454	17,467	-
Cash (overdraft) ending	$3,851	$19,277	$3,851

Supplemental cash flow information:

Cash paid for:
Interest		-	-
Taxes		-	-

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to December 31, 2009, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $62,222 as at December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through December 31, 2009.

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

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Stock-based Compensation

In December 2004, the FASB issued ASC 718, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for ASC718. ASC718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. ASC718 was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement ASC 718 at the beginning of their next fiscal year, instead of the next reporting period as required by ASC 718. The pro-forma disclosures previously permitted under ASC 718 no longer will be an alternative to financial statement recognition. Under ASC 718, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of ASC 718, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of ASC 718 for the year ended October 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2007 because there were no stock options outstanding prior to the adoption or at December 31, 2009.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standard Board (FASB) Accounting Standards Codification, the Hierarchy of Generally Accepted Accounting Principles (ASC 105) (the “Codification”).  The Codification is the single source of authoritative nongovernmental US accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is September 30, 2009.  There was no change to the Company’s financial statements upon adoption.  All accounting references have been updated.  FASB references have been replaced with Accounting Standard Codification (“ASC”) references.

In May 2009, the FASB issued ASC 855, Subsequent Events.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The Company adopted this standard effective April 1, 2009. Subsequent events have been evaluated through

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

February, 2010, the date the interim financial statements for the nine months ended December 31, 2009 were issued.

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

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the year ended March 31, 2009 and nine months ended December 31, 2009. At December 31, 2009, there were no outstanding stock options or warrants.

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
December 31, 2009

5.  INCOME TAXES

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $62,222 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2009 is $1,533.

On July 31, 2009, the Company was granted a loan of $5,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2009 is $125.

On December 18, 2009, the Company was granted a loan of $6,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2009 is $13.

7. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended March 31, 2009 to reflect the unrecorded liability of $10,000. This restatement resulted in an additional expense of $10,000 being recorded in 2009. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

Balance Sheets

Assets
	Restated	Orginal

Current Assets
Cash	$16,454	16,454
Total Assets	$16,454	16,454

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$13,149	3,149
Notes Payable	25,000	-
Loans from related party	-	25,000
Total Current Liabilities	38,149	28,149

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

Results of Operations for the Three-Month Period Ended December 31, 2009

We did not earn any revenues during the three-month period ended December 31, 2009.

We incurred operating expenses in the amount of $6,412 for the three-month period ended December 31, 2009. These operating expenses were comprised of bank and interest charges of $64, interest expense of $546, and professional fees of $5,802.

Results of Operations for the Three-Month Period Ended December 31, 2008

We did not earn any revenues during the three-month period ended December 31, 2008.

We incurred operating expenses in the amount of $12,842 for the three-month period ended December 31, 2008. These operating expenses were comprised of bank and interest charges of $86, expenses related to the mineral property of $4,728, and professional fees of $8,028.

Results of Operations for the Nine-Month Period Ended December 31, 2009

We did not earn any revenues during the nine-month period ended December 31, 2009.

We incurred operating expenses in the amount of $15,527 for the nine-month period ended December 31, 2009. These operating expenses were comprised of bank and interest charges of $234, interest expense of $1,296, and professional fees of $13,997.

Results of Operations for the Nine-Month Period Ended December 31, 2008

We did not earn any revenues during the nine-month period ended December 31, 2008.

We incurred operating expenses in the amount of $23,000 for the nine-month period ended December 31, 2008. These operating expenses were comprised of bank and interest charges of $162, expenses related to the mineral property of $4,728, and professional fees of $18,110.

Results of Operations from July 1, 2007 (inception) to December 31, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $62,222 during this period. These operating expenses were comprised of bank and interest charges of $460, professional fees of $47,863, interest expenses of $1,671, and expenses related to the mineral property of $12,228.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

February 16, 2010

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President