Form 10-K
period 2010-03-31
Legend Mining Inc.
filed 2010-07-14
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,350,000 shares of common stock issued and outstanding as of July 13, 2010.

Documents incorporated by reference: None.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Securities

Market Information

Our shares of common stock were quoted through the facilities of the OTC Bulletin Board from April 1, 2009 until July 6, 2009.   On July 6, 2009, quotation of our shares of common stock on the OTC Bulletin Board ceased due to our failure to comply with Rule 15c2-11 of the Exchange Act of 1934. On February 25, 2010 our shares were again cleared for quotation on the OTC Bulletin Board, under the symbol LDMI, and they continue to be so cleared. However, none of our shares have traded through the OTC Bulletin Board electronic market during these periods.

Holders

As of June 04, 2010 there are 30 holders of our common stock.

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

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues for the year ended March 31, 2010.  We incurred operating expenses in the amount of $28,292 for the year ended March 31, 2010, compared to $28,112 for the year ended March 31, 2009, consisting of general and administrative expenses of $26,450 and interest expense of $1,842.  At March 31, 2010, we had assets of $1,716 ($16,454 – March 31, 2009) consisting of cash and we had total liabilities recorded at $51,703 ($38,149 - March 31, 2009).  These consisted of loans of $44,017 and accounts payable and accrued liabilities of $7,686.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on July 1, 2007 through March 31, 2010, and have incurred operating expenses in the amount of $74,987 for the same period.  Our activities have been financed from the proceeds of share subscriptions and loans from a non related party.

For the period from inception on July 1, 2007 through March 31, 2010, we incurred general and administrative expenses of $60,542, mineral property expenses of $12,228, and interest expense of $2,217.

During the year ended March 31, 2010, we incurred a net loss of $(28,292), which resulted in an accumulated deficit of $(74,987).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $1,716 as of March 31, 2010, compared to a cash position of $16,454 at March 31, 2009.  Since inception through to and including March 31, 2010, we have raised $25,000 through private placements of our common shares and we have received contributed capital from a consultant of $41,800.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Legend Mining, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Legend Mining, Inc. (An Exploration Stage Company) as of March 31, 2010 and 2009 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2010 and 2009 (restated), and from inception on July 1, 2007 through March 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Mining, Inc. (An Exploration Stage Company) as of March 31, 2010 and 2009 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended March 31, 2010 and 2009 (restated), and from inception on July 1, 2007 through March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the accompanying financial statements, the Company has restated its financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception resulting in an accumulated deficit of $74,987 as at March 31, 2010, and further losses are anticipated in the exploration stage of the business. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009
(Audited)

Assets

	March 31,	March 31,
	2010	2009
		(Restated)
Current Assets:
Cash	$1,716	$16,454
Total Current Assets	1,716	16,454
Total Assets	$1,716	$16,454

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$7,686	$13,149
Notes Payable (Note 6)	41,800	25,000
Accrued Interest	2,217	-
Total Current Liabilities	51,703	38,149

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(74,987)	(46,695)
Total stockholders' equity (deficit)	(49,987)	(21,695)
Total liabilities and stockholders' equity (deficit)	$1,716	$16,454

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, AND 2009
(Audited)

			From July 1,
			2007
	Years Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
		(Restated)

Bank charges and interest	$415	$566	$641
Mineral properties	-	4,728	12,228
Professional fees	26,035	22,818	59,901
Loss from operations	$(26,450)	$(28,112)	$(72,770)
Interest expenses	(1,842)	-	(2,217)
Loss before income taxes	(28,292)	(28,112)	(74,987)
Provision for income taxes	-	-	-
Net loss	$(28,292)	$(28,112)	$(74,987)

Loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2010, AND 2009
(Audited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
$ at 0.001	4,500,000	4,500	-	-	4,500
December 18, 2007				-
Subscribed for cash
$ at 0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008				-
Subscribed for cash
$ at 0.01	1,250,000	1,250	11,250		12,500
Net loss				(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss				(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss				(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWES
FOR THE YEARS ENDED MARCH 31, 2010, AND 2009
(AUDITED)

			From July 1, 2007
	Years Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
		(Restated)
Operating activities
Net loss	$(28,292)	$(28,112)	$(74,987)
Adjustments to reconcile net loss to net cash
Accrued interest	2,217	-	2,217
Accounts payable and accrued liabilities	(5,463)	2,099	7,686
Net Cash (Used in ) Operating Activities	(31,538)	(26,013)	(65,084)

Financing activities
Loans from consultant	16,800	25,000	41,800
Shares subscribed for cash	-		25,000
Net Cash Provided by Financing Activities	16,800	25,000	66,800

Net increase (decrease) in cash	(14,738)	(1,013)	1,716

Cash and Cash Equivalent - Beginning of Period	16,454	17,467	-
Cash and Cash Equivalent - End of Period	$1,716	$16,454	$1,716

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2010 And 2009 (restated)

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to March 31, 2010, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $74,987 as at March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock. There is no assurance that the Company will be able to obtain further loans, or that the company will be able to raise money via a private placement.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company
The Company complies with its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2010, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through March 31, 2010.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

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
The Company did not record any compensation expense for the period ended March 31, 2010 because there were no stock options outstanding at March 31, 2010.

Recent Accounting Pronouncements

The Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

3.  MINERAL INTERESTS

On January 28, 2008, the Company entered into a Mineral Property Option Agreement.  After making an initial payment of $7,500, the Company decided not to maintain the mineral property option and failed to make the payment due on March 31, 2009. The option therefore expired on March 31, 2009.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No shares were issued in the years ended March 31, 2009 and 2010. As at March 31, 2010, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of March 31, 2010, the Company had net operating loss carry forwards of approximately $74,987 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the years ended March 31, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010 and 2009):

	March 31,	March 31,
	2010	2009

Current Tax Provision:
Federal-
Taxable income (loss)	$(25,496)	$(15,876)

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,619	$9,558
Change in valuation allowance	(9,619)	(9,558)

Total deferred tax provision	$-	$-

6.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2010 is $1,903.

On July 31, 2009, the Company was granted a loan of $5,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 20010 is $200.

On December 18, 2009, the Company was granted a loan of $6,000 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2010 is $102.

On March 18, 2010, the Company was granted a loan of $5,800 to the Company. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2010 is $12.

7. Subsequent Events

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

8. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the year ended March 31, 2009 to reflect the unrecorded liability of $10,000. This restatement resulted in an additional expense of $10,000 being recorded in 2009. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

Balance Sheets

Assets
	Restated	Original	Difference

Current Assets
Cash	$16,454	$16,454	-
Total Current Assets	-	-	-
Total Assets	$16,454	$16,454	-

Liabilities and Stockholders' Equity (deficit)

Current Liabilities
Accounts payable and accrued liabilities	$13,149	$3,149	10,000
Due to related party (Note 6)	25,000	25,000	-
Total Current Liabilities	38,149	28,149	10,000

Stockholders' Equity (deficit)
Capital stock
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,350,000 common shares	7,350	7,350	-
Additional paid-in-capital	17,650	17,650	-
Deficit accumulated during the exploration stage	(46,695)	(36,695)	(10,000)
Total stockholders' equity (deficit)	(21,695)	(11,695)	(10,000)
Total liabilities and stockholders' equity (deficit)	$16,454	$16,454	-

Statements of Operations

	Restated	Original	Difference
Mineral Properties	$4,728	$4,728	$-
General and Administrative	33,009	23,009	10,000
Loss from operation	$37,737	$27,737	$10,000
Other income/expense
Interest expense	375	375	-
Loss before income taxes	$38,112	$28,112	$10,000
Provision for income taxes	-	-
Net loss	$38,112	$28,112	$10,000

Loss per share-Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,350,000	7,350,000

Statement of Cash flows

	Restated	Original	Difference
Operating activities
Net loss	$(38,112)	$(28,112)	(10,000)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	12,099	2,099	10,000
Net Cash (Used in ) Operating Activities	$(26,013)	$(26,013)	-

Financing activities
Loans from consultant	25,000	25,000	-
Shares subscribed for cash	-	-	-
Net Cash Provided by Financing Activities	$25,000	$25,000	-

Net increase (decrease) in cash	$(1,013)	$(1,013)	-

Cash and Cash Equivalent - Beginning of Period	$17,467	$17,467	-
Cash and Cash Equivalent - End of Period	$16,454	$16,454	-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age
Tao Chen	40

Executive Officers:

Name of Officer	Age	Office
Tao Chen	40	President, Chief Executive Officer, Secretary and Treasurer

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

(1) Mr. Tao Chen was appointed as President, CEO, Secretary, Treasurer, and a Director on July 21, 2007.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on July 1, 2007 through the fiscal period ending March 31, 2010.

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

•           any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Item 14.  Principal Accountant Fees and Services.

Our principal accountants rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	March 31, 2010	March 31, 2009
Audit Fees	$17,625	$8,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended March 31, 2010 and March 31, 2009
Report of Independent Registered Public Accounting Firm
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

July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

July 14, 2010