Form 10-Q
period 2010-06-30
Legend Mining Inc.
filed 2010-08-23
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  [X]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,350,000 shares of common stock with a par value of $0.001 as of August 10, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

LEGEND MINING INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

June 30, 2010
(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM BALANCE SHEETS
AS OF JUNE 30, 2010 AND MARCH 31, 2010
(Unaudited)

Assets

	June 30,	March 31,
	2010	2010

Current Assets:
Cash	$955	$1,716
Prepaid Expense	350	-
Total Current Assets	1,305	1,716
Total Assets	$1,305	$1,716

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$9,545	$7,686
Notes Payable	46,800	41,800
Accrued Interest	2,855	2,217
Total Current Liabilities	59,200	51,703

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(82,895)	(74,987)
Total stockholders' equity (deficit)	(57,895)	(49,987)
Total liabilities and stockholders' equity (deficit)	$1,305	$1,716

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010, AND 2009
AND THE INCEPTION THROUGH JUNE 30, 2010
(Unaudited)

			From July 1,
			2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Bank charges	$111	$74	$752
Mineral properties	-	-	12,228
Professional fees	7,159	15,306	67,060
Loss from operations	$(7,270)	$(15,380)	$(80,040)
Interest expense	(638)	(375)	(2,855)
Loss before income taxes	(7,908)	(15,755)	(82,895)
Provision for income taxes	-	-	-
Net loss	$(7,908)	$(15,755)	$(82,895)

Loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010, AND FROM
INCEPTION THROUGH JUNE 30, 2010
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007				-
Subscribed for cash
at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008				-
Subscribed for cash
at $0.01	1,250,000	1,250	11,250		12,500
Net loss				(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss				(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss				(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

Net loss				(7,908)	(7,908)

Balance- June 30, 2010	7,350,000	$7,350	$17,650	$(82,895)	$(57,895)

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010, AND 2009
AND FROM THE INCEPTION THROUGH JUNE 30, 2010
(Unaudited)

			From July 1, 2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Operating activities
Net loss	$(7,908)	$(15,755)	$(82,895)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	5,000	-	-
Prepaid expense	(350)	-	(350)
Accrued interest	638	375	2,855
Accounts payable and accrued liabilities	1,859	(282)	9,545
Net Cash (Used in ) Operating Activities	(761)	(16,037)	(70,845)

Financing activities
Loans from consultant	-	-	46,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	-	-	71,800

Net increase (decrease) in cash	(761)	(16,037)	955

Cash and Cash Equivalent - Beginning of Period	1,716	16,454	-
Cash and Cash Equivalent - End of Period	$955	$417	$955

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$5,000	$-	$5,000

The Accompanying Notes are an Integral Part of These Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Interim Unaudited Financial Statements
June 30, 2010

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to June 30, 2010, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company decided not to maintain the mineral property option and failed to make the payment due on March 31, 2009. The option therefore expired on March 31, 2009.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $82,895 as at June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with gene rally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement ASC 915, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisitio n, construction or development and for normal operations of such assets. As at June 30, 2010, any potential costs relating to the retirement of the Company's mineral property interest have not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars.  The functional currency of the Company is United States dollars. In accordance with ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through June 30, 2010.

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

At June 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. D iluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No share was issued for the year ended March 31, 2010 and three months ended June 30, 2010. At June 30, 2010, there were no outstanding stock options or warrants.

4.  INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $82,895 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the three months ended June 30, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010 and 2009):

	Three months Ended
	June 30,
	2010	2009

Current Tax Provision:
Federal-
Taxable income (loss)	$(7,908)	$(15,755)

Deferred Tax Provision:
Federal-
Loss carryforwards	$(2,689)	$(5,357)
Change in valuation allowance	2,689	5,357

Total deferred tax provision	$-	$-

5.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $2,277.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $275.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $191.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $99.

On June 14, 2010, the company was granted a loan of $5,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $13.

6. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We commenced operations as an exploration stage company.  On January 28, 2008, we entered into an agreement with Carman Wilcox of Imperial, Saskatchewan, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Carman Wilcox property, which is located in Sections 4 and 9 of Township 52 and Range 15W2M, Saskatchewan. This agreement was subsequently amended on August 20, 2008. We purchased this Option from Mr. Wilcox for a cash payment of $7,500. In order to exercise this option and acquire these claims we needed to pay Mr. Carman Wilcox further cash payments totaling $245,000 as follows:

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

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $1,305 and total assets of $1,305.  Our total current assets as of June 30, 2010 comprise of cash in the amount of $955 and prepaid expenses in the amount of $350.  Our total current liabilities as of June 30, 2010 were $59,200 represented by accounts payable and accrued liabilities of $9,545, notes payable of $46,800 and accrued interest of $2,855.  As a result, on June 30, 2010, we had a working capital deficiency of $57,895.

We are an exploration stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $955 as of June 30, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans, however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $70,845 in cash for the period from inception (July 1, 2007) to June 30, 2010.  Our net loss of $82,895 was the primary component of our negative operating cash flow.  Net cash flows provided by financing activities for the period from inception (July 1, 2007) to June 30, 2010 was $71,800 represented as loans from a consultant and another investor totaling  $46,800 and proceeds from the sale of our common stock of $25,000.

We incurred operating expenses in the amount of $80,040 for the period from inception (July 1, 2007) to June 30, 2010.  These operating expenses were comprised of bank charges and interest of $752, mineral property expenses of $12,228 and professional fees of $67,060.

Three Month Period Ended June 30, 2010

Revenues:  We did not generate any revenues during the three month period ended June 30, 2010.

Professional fees:  Professional fees were $7,519 and $15,306 for the three months ended June 30, 2010 and 2009, respectively.

Bank charges and interest: Bank charges and interest expenses were $111 and $449 for the three months ended June 30, 2010 and 2009, respectively.

Mineral property:  Mineral property expenses were Nil and Nil for the three months ended June 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $638 and Nil for the three months ended June 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $7,908 and $15,755 for the three months ended June 30, 2010 and 2009, respectively.  This decrease in net loss of $7,847 resulted primarily from a decrease in professional expenses and bank charges during the three months ended June 30, 2010.

Loan Obligations

On December 23, 2008, we were granted a loan of $25,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $2,277.

On July 31, 2009, we were granted a loan of $5,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $275.

On December 18, 2009, we were granted a loan of $6,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $191.

On March 18, 2010, we were granted a loan of $5,800 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2010 is $99.

On June 14, 2010, we were granted a loan of $5,000 to us.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as June 30, 2010 is $13.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations.  The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that,   subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

N/A.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

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

August 20, 2010

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President