Form 10-Q
period 2010-09-30
Legend Mining Inc.
filed 2010-11-01
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,350,000 shares of common stock with a par value of $0.001 as of October 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

LEGEND MINING INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010
(Unaudited)

Assets

	September 30,	March 31,
	2010	2010

Current Assets:
Cash	$5,044	$1,716
Prepaid Expense	730	-
Total Current Assets	5,774	1,716
Total Assets	$5,774	$1,716

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$5,883	$7,686
Notes Payable	61,800	41,800
Accrued Interest	3,698	2,217
Total Current Liabilities	71,381	51,703

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(90,607)	(74,987)
Total stockholders' equity (deficit)	(65,607)	(49,987)
Total liabilities and stockholders' equity (deficit)	$5,774	$1,716

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
AND THE INCEPTION THROUGH SEPTEMBER 30, 2010
(Unaudited)

					From July 1,
					2007
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Bank charges	$291	$96	$402	$750	$1,043
Mineral properties	-	-	-	-	12,228
Professional fees	6,517	2,631	13,676	17,936	73,577
Others	60	-	60	-	60
Loss from operations	$(6,869)	$(2,727)	$(14,139)	$(18,686)	$(86,909)
Interest expense	(843)	(375)	(1,481)	(170)	(3,698)
Loss before income taxes	(7,712)	(3,102)	(15,620)	(18,856)	(90,607)
Provision for income taxes	-	-	-	-	-
Net loss	$(7,712)	$(3,102)	$(15,620)	$(18,856)	$(90,607)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010, AND FROM
INCEPTION THROUGH SEPTEMBER 30, 2010
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007				-
Subscribed for cash
at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008				-
Subscribed for cash
at $0.01	1,250,000	1,250	11,250		12,500
Net loss				(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss				(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss				(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

Net loss				(15,620)	(15,620)

Balance- September 30, 2010	7,350,000	$7,350	$17,650	$(90,607)	$(65,607)

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010, AND 2009
AND FROM THE INCEPTION THROUGH SEPTEMBER 30, 2010
(Unaudited)

			From July 1, 2007
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

Operating activities
Net loss	$(15,620)	$(18,856)	$(90,607)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	5,000	-	-
Prepaid expense	(730)	-	(730)
Accrued interest	1,481	-	3,698
Accounts payable and accrued liabilities	(1,803)	1,599	5,883
Net Cash (Used in ) Operating Activities	(11,672)	(17,257)	(81,756)

Financing activities
Loans from shareholders	15,000	5,000	61,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	15,000	5,000	86,800

Net increase (decrease) in cash	3,328	(12,257)	5,044

Cash and Cash Equivalent - Beginning of Period	1,716	16,454	-
Cash and Cash Equivalent - End of Period	$5,044	$4,197	$5,044

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$5,000	$-	$5,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Interim Unaudited Financial Statements
September 30, 2010

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to September 30, 2010, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company decided not to maintain the mineral property option and failed to make the payment due on March 31, 2009. The option therefore expired on March 31, 2009.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $90,607 as at September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2010, any potential costs relating to the retirement of the Company's mineral property interest have not yet been determined.

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through September 30, 2010.

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

At September 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. These changes have no effect on previously reported net loss.

3.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No shares were issued for the year ended March 31, 2010 and six months ended September 30, 2010. At September 30, 2010, there were no outstanding stock options or warrants.

4.  INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of approximately $90,607 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the six months ended September 30, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010 and 2009):

	Six months Ended
	September 30,
	2010	2009

Current Tax Provision:
Federal-
Taxable income (loss)	$(15,620)	$(18,856)

Deferred Tax Provision:
Federal-
Loss carryforwards	$(5,311)	$(6,411)
Change in valuation allowance	5,311	6,411

Total deferred tax provision	$-	$-

5.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $2,655.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $350.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $282.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $187.

On June 14, 2010, the company was granted a loan of $5,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $88.

On August 06, 2010, the company was granted a loan of $15,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $136.

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

Our plan of operation for the twelve months following the date of this report is to continue to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $20,000 in the next 12 months.

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

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $5,774 and total assets of $5,774.  Our total current assets as of September 30, 2010 comprise of cash in the amount of $5,044 and prepaid expenses in the amount of $730.  Our total current liabilities as of September 30, 2010 were $71,381 represented by accounts payable and accrued liabilities of $5,883, notes payable of $61,800 and accrued interest of $3,698.  As a result, on September 30, 2010, we had a working capital deficiency of $65,607.

We are an exploration stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $5,044 as of September 30, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $81,756 in cash for the period from inception (July 1, 2007) to September 30, 2010.  Our net loss of $90,607 was the primary component of our negative operating cash flow.  Net cash flows provided by financing activities for the period from inception (July 1, 2007) to September 30, 2010 was $86,800 represented as loans from a consultant and another investor totaling $61,800 and proceeds from the sale of our common stock of $25,000.

We incurred operating expenses in the amount of $86,909 for the period from inception (July 1, 2007) to September 30, 2010.  These operating expenses were comprised of bank charges of $1,043, mineral property expenses of $12,228, professional fees of $73,577, other expense of $60 and interest expenses of $3,698.

Three Month Period Ended September 30, 2010

Revenues:  We did not generate any revenues during the three month period ended September 30, 2010.

Professional fees:  Professional fees were $6,517 and $2,631 for the three months ended September 30, 2010 and 2009, respectively.

Bank charges: Bank charges were $291 and $96 for the three months ended September 30, 2010 and 2009, respectively.

Mineral property:  Mineral property expenses were Nil and Nil for the three months ended September 30, 2010 and 2009, respectively.

Other expense: Other expense was $60 and Nil for the three months ended September 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $843 and $375 for the three months ended September 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $7,712 and $3,102 for the three months ended September 30, 2010 and 2009, respectively.  This increase in net loss of $4,610 resulted primarily from an increase in professional expenses and other expense during the three months ended September 30, 2010.

Six Month Period Ended September 30, 2010

Revenues:  We did not generate any revenues during the six month period ended September 30, 2010.

Professional fees:  Professional fees were $13,676 and $17,936 for the six months ended September 30, 2010 and 2009, respectively.

Bank charges: Bank charges were $402 and $750 for the six months ended September 30, 2010 and 2009, respectively.

Mineral property:  Mineral property expenses were Nil and Nil for the six months ended September 30, 2010 and 2009, respectively.

Other expense: Other expense was $60 and Nil for the six months ended September 30, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $1,481 and $170 for the six months ended September 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $15,620 and $18,856 for the six months ended September 30, 2010 and 2009, respectively.  This decrease in net loss of $3,237 resulted primarily from a decrease in professional expenses and bank charges during the six months ended September 30, 2010.

Loan Obligations

On December 23, 2008, we were granted a loan of $25,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $2,655.

On July 31, 2009, we were granted a loan of $5,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $350.

On December 18, 2009, we were granted a loan of $6,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $282.

On March 18, 2010, we were granted a loan of $5,800 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $187.

On June 14, 2010, we were granted a loan of $5,000 to us.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as September 30, 2010 is $88.

On August 06, 2010, the company was granted a loan of $15,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2010 is $136.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

November 1, 2010

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President