Form 10-Q
period 2010-12-31
Legend Mining Inc.
filed 2011-02-15
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,350,000 shares of common stock with a par value of $0.001 as of February 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010, are not necessarily indicative of the results that can be expected for the full year.

LEGEND MINING INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEGEND MINING INC. (AN EXPLORATION STAGE COMPANY) INTERIM BALANCE SHEETS AS OF DECEMBER 31, 2010 AND MARCH 31, 2010 (Unaudited)

Assets

	December 31,	March 31,
	2010	2010

Current Assets:
Cash	$2,759	$1,716
Prepaid Expense	3,321	-
Total Current Assets	6,080	1,716
Total Assets	$6,080	$1,716

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$3,157	$7,686
Notes Payable	71,800	41,800
Accrued Interest	4,707	2,217
Total Current Liabilities	79,664	51,703

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(98,584)	(74,987)
Total stockholders' equity (deficit)	(73,584)	(49,987)
Total liabilities and stockholders' equity (deficit)	$6,080	$1,716

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010, AND 2009
AND THE INCEPTION THROUGH DECEMBER 31, 2010
(Unaudited)

					From July 1,
					2007
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Bank charges	$516	$64	$918	$234	$1,559
General and Administrative	-	-	60	-	60
Mineral properties	-	-	-	-	12,228
Professional fees	4,452	5,802	18,129	13,997	78,030
Related Party Consulting Fee	2,000	-	2,000	-	2,000
Loss from operations	$(6,968)	$(5,866)	$(21,107)	$(14,231)	$(93,877)
Interest expense	(1,009)	(546)	(2,490)	(1,296)	(4,707)
Loss before income taxes	(7,977)	(6,412)	(23,597)	(15,527)	(98,584)
Provision for income taxes	-	-	-	-	-
Net loss	$(7,977)	$(6,412)	$(23,597)	$(15,527)	$(98,584)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010, AND FROM
INCEPTION THROUGH DECEMBER 31, 2010
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007
Subscribed for cash
at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008
Subscribed for cash
at $0.01	1,250,000	1,250	11,250	-	12,500
Net loss				(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss				(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss				(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

Net loss				(23,597)	(23,597)

Balance- December 31, 2010	7,350,000	$7,350	$17,650	$(98,584)	$(73,584)

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC. (AN EXPLORATION STAGE COMPANY) INTERIM STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010, AND 2009 AND FROM THE INCEPTION THROUGH DECEMBER 31, 2010 (Unaudited)

			From July 1, 2007
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Operating activities
Net loss	$(23,597)	$(15,527)	$(98,584)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	5,000	-	5,000
Prepaid expense	(3,321)	-	(3,321)
Accrued interest	2,490	-	4,707
Accounts payable and accrued liabilities	(4,529)	(9,747)	3,157
Net Cash (Used in ) Operating Activities	(23,957)	(25,274)	(89,041)

Financing activities
Loans from shareholders	25,000	12,671	66,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	25,000	12,671	91,800

Net increase (decrease) in cash	1,043	(12,603)	2,759

Cash and Cash Equivalent - Beginning of Period	1,716	16,454	-
Cash and Cash Equivalent - End of Period	$2,759	$3,851	$2,759

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$5,000	$-	$5,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Interim Unaudited Financial Statements
December 31, 2010

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to December 31, 2010, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company decided not to maintain the mineral property option and failed to make the payment due on March 31, 2009. The option therefore expired on March 31, 2009.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $98,584 as at December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of ASC 410 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2010, any potential costs relating to the retirement of the Company's mineral property interest have not yet been determined.

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

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through December 31, 2010.

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

At December 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No shares were issued for the year ended March 31, 2010 and nine months ended December 31, 2010. At December 31, 2010, there were no outstanding stock options or warrants.

4.  INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $98,584 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the nine months ended December 31, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010 and 2009):

	Nine months Ended
	December 31,
	2010	2009

Current Tax Provision:
Federal-
Taxable income (loss)	$(23,597)	$(15,527)

Deferred Tax Provision:
Federal-
Loss carryforwards	$(8,023)	$(5,279)
Change in valuation allowance	8,023	5,279

Total deferred tax provision	$-	$-

5.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $3,033.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $426.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $373.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as December 31, 2010 is $275.

On June 14, 2010, the company was granted a loan of $5,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $164.

On August 06, 2010, the company was granted a loan of $15,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $362.

On November 16, 2010, the company was granted a loan of $10,000.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $74.

6.  Related Party consulting fee

Starting from November 01, 2010, the Company agrees to pay Tao Chen who act as the President and CEO of the Company, assist the Company with establishing and maintaining proper internal financial controls and procedures, provide managerial advice and assist the Company with its management and business operations and policy development, in exchange for the Company paying Mr. Chen US$1,000 per month payable on the last day of each month. As of December 31, 2010, the Company has paid $2,000 to him for consulting service.

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

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $6,080 and total assets of $6,080. Our total current assets as of December 31, 2010 comprise of cash in the amount of $2,759 and prepaid expenses in the amount of $3,321. Our total current liabilities as of December 31, 2010 were $79,664 represented by accounts payable and accrued liabilities of $3,157, notes payable of $71,800 and accrued interest of $4,707.  As a result, on December 31, 2010, we had a working capital deficiency of $73,584.

We are an exploration stage corporation and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $2,759 as of December 31, 2010, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

Results of Operations

Operating activities used $89,041 in cash for the period from inception (July 1, 2007) to December 31, 2010.  Our net loss of $98,584 was the primary component of our negative operating cash flow.  Net cash flows provided by financing activities for the period from inception (July 1, 2007) to December 31, 2010 was $91,800 represented as loans from a consultant and another investor totaling $71,800 and proceeds from the sale of our common stock of $25,000.

We incurred operating expenses in the amount of $93,877 for the period from inception (July 1, 2007) to December 31, 2010.  These operating expenses were comprised of bank charges of $1,559, mineral property expenses of $12,228, and professional fees of $78,030, General& Administration of $60, Related Party Consulting Fee of $2,000 and interest expenses of $4,707.

Three Month Period Ended December 31, 2010

Revenues:  We did not generate any revenues during the three month period ended December 31, 2010.

Professional fees:  Professional fees were $4,452 and $5,802 for the three months ended December 31, 2010 and 2009, respectively.

Bank charges: Bank charges were $516 and $64 for the three months ended December 31, 2010 and 2009, respectively.

Mineral property:  Mineral property expenses were Nil and Nil for the three months ended December 31, 2010 and 2009, respectively.

G & A expense: G&A expense was Nil and Nil for the three months ended December 31, 2010 and 2009, respectively.

Related Party Consulting Fee: Related Party Consulting fee was $2,000 and Nil for the three months ended December 31, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $1,009 and $546 for the three months ended December 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $7,977 and $6,412 for the three months ended December 31, 2010 and 2009, respectively.  This increase in net loss of $1,565 resulted primarily from an increase in professional expenses, related party consulting fee and interest expense during the three months ended December 31, 2010.

Nine Month Period Ended December 31, 2010

Revenues:  We did not generate any revenues during the nine month period ended December 31, 2010.

Professional fees:  Professional fees were $18,129 and $13,997 for the nine months ended December 31, 2010 and 2009, respectively.

Bank charges: Bank charges were $918 and $234 for the nine months ended December 31, 2010 and 2009, respectively.

Mineral property:  Mineral property expenses were Nil and Nil for the nine months ended December 31, 2010 and 2009, respectively.

G&A expense: General and Administration was $60 and Nil for the nine months ended December 31, 2010 and 2009, respectively.

Related Party Consulting Fee: Related Party Consulting fee was $2,000 and Nil for the nine months ended December 31, 2010 and 2009, respectively.

Interest expense:  Interest expenses were $2,490 and $1,296 for the nine months ended December 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $23,597 and $15,527 for the nine months ended December 31, 2010 and 2009, respectively.  This increase in net loss of $8,070 resulted primarily from an increase in professional expenses, bank charges, related party consulting fee and interest expense during the nine months ended December 31, 2010.

Loan Obligations

On December 23, 2008, we were granted a loan of $25,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $3,033.

On July 31, 2009, we were granted a loan of $5,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $426.

On December 18, 2009, we were granted a loan of $6,000 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $373.

On March 18, 2010, we were granted a loan of $5,800 to us. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as December 31, 2010 is $275.

On June 14, 2010, we were granted a loan of $5,000 to us.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $164.

On August 06, 2010, we were granted a loan of $15,000 to us.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $362.

On November 16, 2010, we were granted a loan of $10,000 to us.  The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of December 31, 2010 is $74.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

February 15, 2011

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President