Form 10-K
period 2011-03-31
Legend Mining Inc.
filed 2011-07-14
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes  [   ] No*

*The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,350,000 shares of common stock are issued and outstanding as of May 18, 2011.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or lease any property.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.  [Removed and Reserved]

N/A

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

Holders

As of May 18, 2011 there are 30 holders of our common stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $30,000 in the next 12 months.

As well, we anticipate spending an additional $30,000 on administrative fees, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $60,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues for the year ended March 31, 2011.  We incurred operating expenses in the amount of $35,275 for the year ended March 31, 2011, compared to $26,450 for the year ended March 31, 2010, consisting of general and administrative expenses of $31,734 and interest expense of $3,556.  At March 31, 2011, we had assets of $11,688 ($1,716 – March 31, 2010) consisting of cash and we had total liabilities recorded at $96,950 ($51,703 - March 31, 2010).  These consisted of loans of $81,800 and accounts payable and accrued liabilities of $9,378.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on July 1, 2007 through March 31, 2011, and have incurred operating expenses in the amount of $110,262 for the same period.  Our activities have been financed from the proceeds of share subscriptions and loans from a non-related party.

For the period from inception on July 1, 2007 through March 31, 2011, we incurred general and administrative expenses of $92,276, mineral property expenses of $12,228, and interest expense of $5,773.

During the year ended March 31, 2011, we incurred a net loss of $(35,275), which resulted in an accumulated deficit of $(110,262).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $10,596 as of March 31, 2011, compared to a cash position of $1,716 at March 31, 2010.  Since inception through to and including March 31, 2011, we have raised $25,000 through private placements of our common shares and we have received contributed capital from a consultant of $81,800.

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

Loan Obligations

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $3,403.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 20011 is $500.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $462.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $360.

On June 14, 2010, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $238.

On August 06, 2010, the Company was granted a loan of $15,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $585.

On November 16, 2010, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $222.

On March 30, 2011, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $2.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Legend Mining, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Legend Mining, Inc. (An Exploration Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on July 1, 2007 through March 31, 2011. Legend Mining’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Mining, Inc. (An Exploration Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and since inception on July 1, 2007 through March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has earned no revenues since inception, has negative working capital at March 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 12, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

LEGEND MINING INC.
(An Exploration Stage Company)
FINANCIAL STATEMENTS
March 31, 2011
(Audited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND 2010
(Audited)

Assets

	March 31,	March 31,
	2011	2010

Current Assets:
Cash	$10,596	$1,716
Prepaid Expense	862	-
Total Current Assets	11,458	1,716
Total Assets	$11,458	$1,716

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$8,148	$7,686
Accounts Payable - Related Party	1,000	-
Notes Payable	81,800	41,800
Accrued Interest	5,772	2,217
Total Current Liabilities	96,720	51,703

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(110,262)	(74,987)
Total stockholders' equity (deficit)	(85,262)	(49,987)
Total liabilities and stockholders' equity (deficit)	$11,458	$1,716

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, AND 2010
(Audited)

			From July 1,
			2007
	Years Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Bank charges	$1,113	$415	$1,754
General and Administrative	24	-	24
Mineral properties	-	-	12,228
Professional fees	25,582	26,035	85,483
Related Party Consulting Fee	5,000	-	5,000
Loss from operations	$(31,719)	$(26,450)	$(104,489)
Interest expense	(3,556)	(1,842)	(5,773)
Loss before income taxes	(35,275)	(28,292)	(110,262)
Provision for income taxes	-	-	-
Net loss	$(35,275)	$(28,292)	$(110,262)

Loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIODS ENDED MARCH 31, 2011, AND 2010
(Audited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007
Subscribed for cash
at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008
Subscribed for cash
at $0.01	1,250,000	1,250	11,250	-	12,500
Net loss				(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss				(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss				(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

Net loss				(35,275)	(35,275)

Balance- March 31, 2011	7,350,000	$7,350	$17,650	$(110,262)	$(85,262)

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2011, AND 2010
(Audited)

			From July 1, 2007
	Years Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Operating activities
Net loss	$(35,275)	$(28,292)	$(110,262)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	5,000	-	-
Prepaid expense	(862)	-	(1,092)
Accrued interest	3,555	2,217	5,772
Accounts payable and accrued liabilities	1,462	(5,463)	9,378
Net Cash (Used in ) Operating Activities	(26,120)	(31,538)	(96,204)

Financing activities
Loans from shareholders	35,000	16,800	81,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	35,000	16,800	106,800

Net increase (decrease) in cash	8,880	(14,738)	10,596

Cash and Cash Equivalent - Beginning of Period	1,716	16,454	-
Cash and Cash Equivalent - End of Period	$10,596	$1,716	$10,596

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$5,000	$-	$5,000

The Accompanying Notes Are
an Integral Part of These Financial statements

LEGEND MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
March 31, 2011 And 2010

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the exploration stage of its resource business.  During the period from July 1, 2007 (inception) to March 31, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $110,262 as at March 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock. There is no assurance that the Company will be able to obtain further loans, or that the company will be able to raise money via a private placement.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company did not record any compensation expense for the period ended March 31, 2011 because there were no stock options outstanding at March 31, 2011.

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

During the period from July 1, 2007 (inception) to March 31, 2008, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No shares were issued in the years ended March 31, 2010 and 2011. As at March 31, 2011, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of March 31, 2011, the Company had net operating loss carry forwards of approximately $110,262 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the years ended March 31, 2011, and 2010, was as follows (using a 34 percent effective Federal income tax rate in 2011 and 2010):

	March 31,	March 31,
	2011	2010

Current Tax Provision:
Federal-
Taxable income (loss)	$(35,275)	$(28,292)

Deferred Tax Provision:
Federal-
Loss carryforwards	$11,994	$9,619
Change in valuation allowance	(11,994)	(9,619)

Total deferred tax provision	$-	$-

6.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $3,403.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 20011 is $500.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $462.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $360.

On June 14, 2010, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $238.

On August 06, 2010, the Company was granted a loan of $15,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $585.

On November 16, 2010, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $222.

On March 30, 2011, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of March 31, 2011 is $2.

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

Item 9A  Controls and Procedures.

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

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was ineffective as of March 31, 2011.

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

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age
Tao Chen	41

Executive Officers:

Name of Officer	Age	Office
Tao Chen	41	President, Chief Executive Officer, Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Chen has acted as our sole director and officer since July 21, 2007. For the past 7 years, Mr. Chen has worked as a General Manager for Guang Zhou Peace Gift Co., Ltd in the gifts export business. Mr. Chen intends to devote approximately 20% of his business time to our affairs. Mr. Chen does not have any technical experience in the mineral exploration property business sector.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended March 31, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Tao Chen President, CEO, Secretary, Treasurer and a director	2010 2011	None 5,000	None None	None None	None None	None None	None None	None None	None 5,000
Yong Qiao Zhang President, CEO, Secretary, Treasurer and a director	2008	None	None	None	None	None	None	None	None

(1) Mr. Tao Chen was appointed as President, CEO, Secretary, Treasurer, and a Director on July 21, 2007.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on July 1, 2007 through the fiscal period ending March 31, 2011.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There is a consulting agreement between our company and Tao Chen effective on November 01, 2010.  The company agrees to pay Tao Chen $1,000 each month for acting as director and officer of the Company starting from November 2010.

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

•           any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Item 14.  Principal Accountant Fees and Services.

Our principal accountants rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	March 31, 2010	March 31, 2010
Audit Fees	$14,663	$17,625
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended March 31, 2011 and March 31, 2010
Report of Independent Registered Public Accounting Firm
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

July 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Tao Chen
Tao Chen
President, Chief Executive Officer and Director
Secretary, Principal Accounting Officer
Principal Financial Officer, Treasurer

July 14, 2011