Form 10-Q
period 2011-06-30
Legend Mining Inc.
filed 2011-08-15
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________

Commission File Number: 000-53832

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

N/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,350,000 shares of common stock with a par value of $0.001 as of August 8, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011, are not necessarily indicative of the results that can be expected for the full year.

LEGEND MINING INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

LEGEND MINING INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND MARCH 31, 2011
(Unaudited)

Assets

	June 30,	March 31,
	2011	2011

Current Assets:
Cash	$394	$10,596
Prepaid Expense	612	862
Total Current Assets	1,006	11,458
Total Assets	$1,006	$11,458

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$6,412	$8,148
Accounts Payable - Related Party	-	1,000
Notes Payable	81,800	81,800
Accrued Interest	6,996	5,772
Total Current Liabilities	95,208	96,720

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
75,000,000 shares authorized; 7,350,000 shares
Issued and outstanding	7,350	7,350
Additional paid-in-capital	17,650	17,650
Deficit accumulated during the exploration stage	(119,202)	(110,262)
Total stockholders' equity (deficit)	(94,202)	(85,262)
Total liabilities and stockholders' equity (deficit)	$1,006	$11,458

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011, AND 2010
AND THE INCEPTION THROUGH JUNE 30, 2011
(Unaudited)

			From July 1,
			2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011

General and Administrative	4,703	7,270	91,964
Mineral properties	-	-	12,228
Related Party Consulting Fee	3,000	-	8,000
Loss from operations	$(7,703)	$(7,270)	$(112,192)
Interest expense	(1,237)	(638)	(7,010)
Loss before income taxes	(8,940)	(7,908)	(119,202)
Provision for income taxes	-	-	-
Net loss	$(8,940)	$(7,908)	$(119,202)

Loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011, AND FROM
INCEPTION THROUGH JUNE 30, 2011
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.001	4,500,000	4,500	-	-	4,500
December 18, 2007
Subscribed for cash
at $0.005	1,600,000	1,600	6,400	-	8,000
January 18, 2008
Subscribed for cash
at $0.01	1,250,000	1,250	11,250	-	12,500
Net loss	-	-	-	(8,583)	(8,583)

Balance- March 31, 2008	7,350,000	$7,350	$17,650	$(8,583)	$16,417

Net loss	-	-	-	(38,112)	(38,112)

Balance- March 31, 2009 (restated)	7,350,000	$7,350	$17,650	$(46,695)	$(21,695)

Net loss	-	-	-	(28,292)	(28,292)

Balance- March 31, 2010	7,350,000	$7,350	$17,650	$(74,987)	$(49,987)

Net loss	-	-	-	(35,275)	(35,275)

Balance- March 31, 2011	7,350,000	$7,350	$17,650	$(110,262)	$(85,262)

Net loss	-	-	-	(8,940)	(8,940)

Balance- June 30, 2011	7,350,000	$7,350	$17,650	$(119,202)	$(94,202)

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011, AND 2010
AND FROM THE INCEPTION THROUGH JUNE 30, 2011
(Unaudited)

			From July 1, 2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011

Operating activities
Net loss	$(8,940)	$(7,908)	$(119,202)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	5,000	5,000
Prepaid expense	250	(350)	(612)
Accrued interest	1,224	638	6,996
Accounts payable - Related Party	(1,000)	-	-
Accounts payable and accrued liabilities	(1,736)	1,859	6,412
Net Cash (Used in ) Operating Activities	(10,202)	(761)	(101,406)

Financing activities
Loans from shareholders	-	-	76,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	-	-	101,800

Net increase (decrease) in cash	(10,202)	(761)	394

Cash and Cash Equivalent - Beginning of Period	10,596	1,716	-
Cash and Cash Equivalent - End of Period	$394	$955	$394

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$5,000	$5,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

LEGEND MINING INC.
(A Development Stage Company)
Notes To The Interim Unaudited Financial Statements
June 30, 2011

1.  NATURE AND CONTINUANCE OF OPERATIONS

LEGEND MINING INC. (the “Company”) was incorporated under the laws of State of Nevada, U.S. on July 1, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company's year end is March 31.  The Company is in the development stage of its resource business.  During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $119,202 as at June 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock. There is no assurance that the Company will be able to obtain further loans, or that the company will be able to raise money via a private placement.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Development Stage Company
The Company complies with its characterization of the Company as a development stage enterprise.

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

It is management's opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

Advertising Costs

The Company expenses advertising costs as incurred. No advertising expense was charged to operations for the period from inception on July 1, 2007 through June 30, 2011.

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

The Company did not record any compensation expense for the period ended June 30, 2011 because there were no stock options outstanding at June 30, 2011.

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

During the period from July 1, 2007 (inception) to June 30, 2011, the Company issued 7,350,000 shares of common stock for total cash proceeds of $25,000. No shares were issued in the years ended March 31, 2010 and 2011. As at June 30, 2011, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $119,202 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the three months ended June 30, 2011, and 2010, was as follows (using a 34 percent effective Federal income tax rate in 2011 and 2010):

	Three months ended June 30,	Three months ended June 30,
	2011	2010

Current Tax Provision:
Federal-
Taxable income (loss)	$(8,940)	$(7,908)

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,040	$2,689
Change in valuation allowance	(3,040)	(2,689)

Total deferred tax provision	$-	$-

6.  NOTES PAYABLE

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $3,777.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $575.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $551.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $447.

On June 14, 2010, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $313.

On August 06, 2010, the Company was granted a loan of $15,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $809.

On November 16, 2010, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $373.

On March 30, 2011, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $151.

7. Subsequent Events

On July 28, 2011, Mr. Tao Chen, the President, CEO, Secretary, Treasurer and director of the Company, agreed to sell all of his 4,500,000 shares of the issued and outstanding common stock of the Company to Mr. Avtar Dhillon for an aggregate price of US$67,500.00 to be paid on or before August 11, 2011, pursuant to a stock purchase agreement, which would result in the change of beneficial ownership of such securities and change in control of the Company.  In addition and in connection with the closing of the stock purchase agreement, Mr. Avtar Dhillon is to be appointed as a director and the President, CEO, CFO, Secretary and Treasurer of our company and concurrently therewith Mr. Tao Chen will resign as a director and from all officer positions, which will result in a change in management of the Company.

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any other material subsequent events to disclose.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

Overview

We were incorporated in the State of Nevada on July 1, 2007.  We commenced operations as a development stage exploration company.  On January 28, 2008, we entered into an agreement with Carman Wilcox of Imperial, Saskatchewan, wherein he granted us the sole and exclusive option to acquire a 100% interest in the Carman Wilcox property, which is located in Sections 4 and 9 of Township 52 and Range 15W2M, Saskatchewan. This agreement was subsequently amended on August 20, 2008. We purchased this Option from Mr. Wilcox for a cash payment of $7,500. In order to exercise this option and acquire these claims we needed to pay Mr. Carman Wilcox further cash payments totaling $245,000 as follows:

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

Plan of Operations

We have not yet generated or realized any revenues from our business operations.  Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues to date.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from other sources.  Our only other source for cash at this time is investments by others in us.

Our plan of operation for the twelve months following the date of this quarterly report is to continue to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $30,000 in the next 12 months.

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

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $1,006. Our total current assets as of June 30, 2011 comprise of cash in the amount of $394 and prepaid expenses in the amount of $612. Our total current liabilities as of June 30, 2011 were $95,208 represented by accounts payable and accrued liabilities of $6,412, notes payable of $81,800 and accrued interest of $6,996. As a result, on June 30, 2011, we had a working capital deficiency of $94,202.

We are a development stage exploration company and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $394 as of June 30, 2011, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months.  Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business.  We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices and reduced corporate profits and capital spending. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing.

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Three Month Period Ended June 30, 2011

Revenues:  We did not generate any revenues during the three month period ended June 30, 2011.

G & A expense: G&A expense was $4,703 and 7,270 for the three months ended June 30, 2011 and 2010. G&A expense decreased due to professional fee was decreased during the three month period ended June 30, 2011.

Related Party Consulting Fee: Related Party Consulting fee was $3,000 and Nil for the three months ended June 30, 2011 and 2010, respectively.  The increase in related party consulting fee is a result of the consulting agreement with Mr. Tao Chen which incurred fees during the three month period ended June 30, 2011 but not in the three month period ended June 30, 2010.

Interest expense:  Interest expenses were $1,237 and $638 for the three months ended June 30, 2011 and 2010, respectively.  The increase in interest expense is a result of the increased amount of outstanding loans during the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010.

Net Loss:  Net loss was $8,940 and $7,908 for the three months ended June 30, 2011 and 2010, respectively.  This increase in net loss of $1,032 resulted primarily from an increase in bank charges, general and administrative expenses, related party consulting fee and interest expense during the three months ended June 30, 2011.

Cash Flow Used in Operating Activities

Operating activities used $106,406 in cash for the period from inception (July 1, 2007) to June 30, 2011.  Our net loss of $119,202 was the primary component of our negative operating cash flow.

Cash Flow Provided by Financing Activities

Net cash flows provided by financing activities for the period from inception (July 1, 2007) to June 30, 2011 was $106,800 represented as loans from a consultant and another investor totaling $81,800 and proceeds from the sale of our common stock of $25,000.

Loan Obligations

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $3,777.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $575.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $551.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $447.

On June 14, 2010, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $313.

On August 06, 2010, the Company was granted a loan of $15,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $809.

On November 16, 2010, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $373.

On March 30, 2011, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of June 30, 2011 is $151.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

August 11, 2011

Legend Mining Inc.

/s/ Tao Chen
Tao Chen, President