Form 10-Q
period 2011-09-30
Stevia First Corp.
filed 2011-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-53832

STEVIA FIRST CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

862 Murray Ct. Yuba City, CA	95991
(Address of principal executive offices)	(Zip Code)

(858) 361-4199
Registrant’s telephone number, including area code

Legend Mining Inc. 2-46 DeZhennan Rd., Suite 403, Yuesiu District, Guangzhou Guangdong Province, China
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  51,450,000 shares of common stock as of November 8, 2011.

STEVIA FIRST CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2011

USE OF NAMES

In this quarterly report, the terms “Stevia First,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Stevia First Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to our intended business; (3) our ability to bring out intended product to market; (4) market demand for our intended product; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; (8) poor growing conditions for the stevia plant; and (9) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by applicable law, including the securities laws of the United States, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The following unaudited interim consolidated financial statements of Stevia First Corp. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

It is the opinion of management that the unaudited interim consolidated financial statements for the three and six months ended September 30, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended March 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended March 31, 2011.

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

STEVIA FIRST CORP.
(FORMERLY LEGEND MINING INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2011	2011
Assets

Current Assets:
Cash	$ 54,519	$ 10,596
Prepaid Expense	3,627	862
Total Current Assets	58,146	11,458
Total Assets	$ 58,146	$ 11,458

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 38,712	$ 8,148
Accounts Payable - Related Party	6,548	1,000
Notes Payable	181,800	81,800
Accrued Interest	9,647	5,772
Total Current Liabilities	236,707	96,720

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 51,450,000 shares
Issued and outstanding	51,450	51,450
Additional paid-in-capital	(26,450)	(26,450)
Deficit accumulated during the development stage	(203,561)	(110,262)
Total stockholders' equity (deficit)	(178,561)	(85,262)
Total liabilities and stockholders' equity (deficit)	$ 58,146	$ 11,458

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP.
(FORMERLY LEGEND MINING INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From June 29,
					2007
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

General and Administrative	$ 75,160	$ 6,869	$ 79,863	$ 14,139	$ 167,124
Mineral properties	-	-	-	-	12,228
Related Party Reimbursement	2,548	-	2,548	-	2,548
Related Party Rent	1,000	-	1,000	-	1,000
Related Party Consulting Fee	3,000	-	6,000	-	11,000
Loss from operations	$ (81,708)	$ (6,869)	$ (89,411)	$ (14,139)	$ (193,900)
Interest expense	(2,651)	(843)	(3,888)	(1,481)	(9,661)
Loss before income taxes	(84,359)	(7,712)	(93,299)	(15,620)	(203,561)
Provision for income taxes	-	-	-	-	-
Net loss	$ (84,359)	$ (7,712)	$ (93,299)	$ (15,620)	$ (203,561)

Loss per share - Basic and diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	7,350,000	7,350,000	7,350,000	7,350,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP.
(FORMERLY LEGEND MINING INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance - July 1, 2007	-	$ -	$ -	$ -	$ -
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-	4,500
December 18, 2007
Subscribed for cash
at $0.001	11,200,000	11,200	(3,200)	-	8,000
January 18, 2008
Subscribed for cash
at $0.001	8,750,000	8,750	3,750	-	12,500
Net loss	-	-	-	(8,583)	(8,583)

Balance - March 31, 2008	51,450,000	$ 51,450	$ (26,450)	(8,583)	$ 16,417

Net loss	-	-	-	(38,112)	(38,112)

Balance - March 31, 2009 (restated)	51,450,000	$ 51,450	$ (26,450)	$ (46,695)	$ (21,695)

Net loss	-	-	-	(28,292)	(28,292)

Balance - March 31, 2010	51,450,000	$ 51,450	$ (26,450)	$ (74,987)	$ (49,987)

Net loss	-	-	-	(35,275)	(35,275)

Balance - March 31, 2011	51,450,000	$ 51,450	$ (26,450)	$ (110,262)	$ (85,262)

Net loss	-	-	-	(93,299)	(93,299)

Balance - September 30, 2011	51,450,000	$ 51,450	$ (26,450)	$ (203,561)	$ (178,561)

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP.
(FORMERLY LEGEND MINING INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From June 29, 2007
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

Operating activities
Net loss	$ (93,299)	$ (15,620)	$ (203,561)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	5,000	5,000
Prepaid expense	(2,765)	(730)	(3,627)
Accrued interest	3,875	1,481	9,647
Accounts payable - Related Party	5,548	-	6,548
Accounts payable and accrued liabilities	30,564	(1,803)	38,712
Net Cash (Used in ) Operating Activities	(56,077)	(11,672)	(147,281)

Financing activities
Loans from third party	100,000	15,000	176,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	100,000	15,000	201,800

Net increase (decrease) in cash	43,923	3,328	54,519

Cash and Cash Equivalent - Beginning of Period	10,596	1,716	-
Cash and Cash Equivalent - End of Period	$ 54,519	$ 5,044	$ 54,519

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes
	$ -	$ -	$ -
Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$ -	$ 5,000	$ 5,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

1.  NATURE AND CONTINUANCE OF OPERATIONS

Stevia First Corp., (the “Company”) formerly Legend Mining Inc. was incorporated under the laws of the State of Nevada on June 29, 2007, with an authorized capital of 75,000,000 common shares with a par value of $0.001 per share. The Company's year end is March 31.  The Company is in the development stage of its agricultural biotechnology business that is focused on the creation of a vertically integrated stevia enterprise.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $203,561 as at September 30, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans and or private placement of common stock. There is no assurance that the Company will be able to obtain further loans, or that the company will be able to raise money via a private placement.

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

4.  COMMON STOCK

As at September 30, 2011, the total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

Effective October 10, 2011, the Company effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. As a result, the authorized capital has been increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and the issued and outstanding shares increased from 7,350,000 to 51,450,000.

During the period from June 29, 2007 (inception) to September 30, 2011, the Company issued 51,450,000 shares of common stock for total cash proceeds of $25,000. As at September 30, 2011, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $203,561 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the six months ended September 30, 2011, and 2010, was as follows (using a 34 percent effective Federal income tax rate in 2011 and 2010):

	Six months ended September 30,	Six months ended September 30,
	2011	2010
Current Tax Provision:
Federal-
Taxable income (loss)	$(93,299)	$(15,620)

Deferred Tax Provision:
Federal-
Loss carryforwards	$31,722	$5,311
Change in valuation allowance	(31,722)	(5,311)

Total deferred tax provision	$-	$-

6.  NOTES PAYABLE

From December 23, 2008 to March 18,, 2010, the Company issued four separate loans or promissory notes with an aggregate principal amount of $41,800.  Each of the loans are payable upon demand and bear interest at 6%.  Interest accrued in aggregate for the loans as of September 30, 2011 is $5,982.

From June 14, 2010 to March 30,, 2011, the Company issued four separate loans or promissory notes with an aggregate principal amount of $40,000.  Each of the loans are payable upon demand and bear interest at 6%.  Interest accrued in aggregate for the loans as of September 30, 2011 is $2,251.

In July 2011, the Company issued two separate loans or promissory notes with an aggregate principal amount of $100,000.  Each of the loans are payable upon demand and bear interest at 6%.  Interest accrued in aggregate for the loans as of September 30, 2011 is $1,414.

7. RELATED PARTY TRANSACTIONS

Effective as of September 1, 2011, we entered into an unsecured lease agreement with Ms. Diljit Bains, the wife of our President and CEO, Dr. Avtar Dhillon, for office and laboratory space located at 2nd floor, 5225 Carlson Rd., Yuba City, CA  95993 for a term of five years expiring on September 1, 2016 at a rental amount of $1,000 per month payable in cash.  Remaining payments due over the term of the lease agreement total $58,000.  As of September 30th, 2011, rent payable to Ms. Diljit Bains is $1,000.

As of September 30th, 2011, $2,547.90 is payable to two officers of the Company for general reimbursable expenses.

Mr. Tao Chen acted as a consultant since his departure as President and CEO of the Company.  As of September 30th, 2011, $3,000 is payable to Mr. Tao Chen for his consulting.

8. LEASE OBLIGATIONS

Effective as of September 1, 2011, we entered into an unsecured lease agreement for office and laboratory space located at 2nd floor, 5225 Carlson Rd., Yuba City, CA  95993 for a term of five years expiring on September 1, 2016 at a rental amount of $1,000 per month payable in cash.  Remaining payments due over the term of the lease agreement total $58,000.  As of September 30th, rent payable to Ms. Diljit Bains is $1,000.

As of September 30th, 2011, scheduled minimum rental payments required for each of the five succeeding fiscal years are as follows:

2012	$6,000
2013	$12,000
2014	$12,000
2015	$12,000
2016	$12,000

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three and six months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and six months ended September 30, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, market conditions, competition and the ability to successfully complete financing.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview of our Business

We were incorporated in the State of Nevada on June 29, 2007.  We commenced operations as a development stage exploration company.  However, as we were not as successful as hoped at fulfilling our obligations under a property option agreement and maintaining the mineral claim in good standing, we determined to seek out a new business opportunity to increase value for our shareholders.

On August 17, 2011, we underwent a change of management whereby Mr. Avtar Dhillon became our President, CEO, CFO, Secretary, Treasurer and director and Mr. Tao Chen resigned from all officer positions and as a director.

On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space in California, we are pursuing our new business of being an agricultural biotechnology company engaged in the production of high purity, zero-calorie, all-natural stevia extracts for the global sweetener industry.  We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia production from plant breeding through propagation, planting, cultivation, harvesting, processing and refining.

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

Employees

We do not employ any persons on a full-time or on a part-time basis.  Avtar Dhillon is our President/Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Robert Brooke is our Vice President of Business Development. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing, consultant, and special purpose contracts.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

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

Our current strategy is to build a vertically integrated stevia enterprise in North America through our internal development activities combined with acquisitions of assets and alliances with leading Chinese stevia plant breeders, growers, processors, and distributors of high-grade but low-cost stevia extracts with superior taste profiles.  We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for such acquisitions and alliances, and the building of a stevia tissue culture laboratory and nursery in California.

Our plan of operation for the twelve months following the date of this quarterly report is to continue to review potential acquisitions and alliances, and to complete the build-out of a stevia tissue culture laboratory and nursery in California.  We are in the process of conducting due diligence reviews for potential business opportunities. Total expenditures over the next 12 months are expected to be $245,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months relating to possible acquisitions, alliances, facilities build-out, and the addition of personnel required to adequately staff such facilities.  Additional funding will be required in the form of equity financing from the sale of our common stock or from loans.  However, we do not have any arrangements in place for any future equity financing.  There can be no assurance that further sources of debt or equity will be available or on acceptable terms.

Results of Operations

The following table sets forth our results of operations from inception on June 29, 2007 to September 30, 2011 as well as for the three month periods ended September 30, 2011 and 2010, and the six month periods ended September 30, 2011 and 2010.

	Three months ended Sept. 30,		Six months ended Sept. 30,		June 29, 2007 (inception) to Sept. 30,
	2011	2010	2011	2010	2011

General and Administrative	$ 75,160	$ 6,869	$ 79,863	$ 14,139	$ 167,124
Mineral properties	-	-	-	-	12,228
Related Party Reimbursement	2,548	-	2,548	-	2,548
Related Party Rent	1,000	-	1,000	-	1,000
Related Party Consulting Fee	3,000	-	6,000	-	11,000

	(81,708)	(6,869)	(89,411)	(14,139)	(193,000)

LOSS FROM OPERATIONS	(81,708)	(6,869)	(89,411)	(14,139)	(193,000)

OTHER ITEMS
Interest expense	(2,651)	(843)	(3,888)	(1,481)	(9,661)

LOSS BEFORE INCOME TAXES	(84,359)	(7,712)	(93,299)	(15,620)	(203,561)

Provision for income taxes	-	-	-	-	-

NET LOSS	(84,359)	(7,712)	(93,299)	(15,620)	(203,561)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Our net loss during the three months ended September 30, 2011 was ($84,359) compared to a net loss of ($7,712) for the three months ended September 30, 2010 (an increase in net loss of $76,647). During the three months ended September 30, 2011 and September 30, 2010, respectively, we did not generate any revenue.

During the three months ended September 30, 2011, we incurred general and administrative expenses in the aggregate amount of $75,160 compared to $6,869 incurred during the three months ended September 30, 2010 (an increase of $68,291). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.  In addition, during the three months ended September 30, 2011, we incurred related party consulting fees, related party rent, and related party reimbursements totaling $6,548 compared to $nil incurred during the three months ended September 30, 2010 (an increase of $6,548).

This resulted in loss from operations of ($81,708) during the three months ended September 30, 2011 compared to a loss from operations of ($6,869) during the three months ended September 30, 2010.

During the three months ended September 30, 2011, we recorded total other expenses consisting of interest expense in the amount of ($2,651) compared to total other expenses consisting of interest expense recorded during the three months ended September 30, 2010 in the amount of ($843).

This resulted in a net loss of ($84,359) during the three months ended September 30, 2011 compared to a net loss of ($7,712) during the three months ended September 30, 2010.

The increase in net loss during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributable primarily to higher general and administrative costs for consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Our net loss during the six months ended September 30, 2011 was ($93,299) compared to a net loss of ($15,620) for the six months ended September 30, 2010 (an increase in net loss of $77,679). During the six months ended September 30, 2011 and September 30, 2010, respectively, we did not generate any revenue.

During the six months ended September 30, 2011, we incurred general and administrative expenses in the aggregate amount of $79,863 compared to $14,139 incurred during the six months ended September 30, 2010 (an increase of $65,724). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs.  In addition, during the six months ended September 30, 2011, we incurred related party consulting fees in the amount of $6,000 compared to $nil incurred during the six months ended September 30, 2010 (an increase of $6,000).  Also during the six months ended September 30, 2011, we incurred related party reimbursement and related party rent totaling $3,548 compared to $nil incurred during the six months ended September 30, 2010 (an increase of $3,548).

This resulted in loss from operations of ($89,411) during the six months ended September 30, 2011 compared to a loss from operations of ($14,139) during the six months ended September 30, 2010.

During the six months ended September 30, 2011, we recorded total other expenses consisting of interest expense in the amount of ($3,888) compared to total other expenses consisting of interest expense recorded during the six months ended September 30, 2010 in the amount of ($1,481).

This resulted in a net loss of ($93,299) during the six months ended September 30, 2011 compared to a net loss of ($15,620) during the three months ended September 30, 2010.

The increase in net loss during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 is attributable primarily to higher general and administrative costs for consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2011, we had total current assets of $58,146. Our total current assets as of September 30, 2011 comprised of cash in the amount of $54,519 and prepaid expenses in the amount of $3,627. Our total current liabilities as of September 30, 2011 were $236,707 represented by accounts payable and accrued liabilities of $38,712, accounts payable to related parties of $6,548,  notes payable of $181,800 and accrued interest of $9,647. As a result, on September 30, 2011, we had a working capital deficiency of $178,561.

We are a development stage exploration company and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have cash in the amount of $54,519 as of September 30, 2011, which is not anticipated to be sufficient to meet our projected expenditures in the next twelve months. Thus, in order to meet our capital needs, we will most likely need to raise funds from other sources to remain in business. We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2011, net cash flow used in operating activities was $56,077 compared to net cash flow used in operating activities of $11,672 for the six months ended September 30, 2010. Net cash flow used in operating activities during the six months ended September 30, 2011 consisted primarily of a net loss of ($93,299) adjusted by $30,564 for changes to accounts payable and accrued liabilities, $5,548 for changes to accounts payable to related party and $3,875 for accrued interest on loans.  Net cash flow used in operating activities during the six months ended September 30, 2010 consisted of a net loss of ($15,620) adjusted by $5,000 for expenses paid on behalf of us by a third party and $1,481 for accrued interest on loans.

Net Cash From Financing Activities

During the six months ended September 30, 2011, net cash flow provided from financing activities was $100,000 compared to net cash flow provided from financing activities of $15,000 for the six months ended September 30, 2010. Net cash flow provided from financing activities during the six months ended September 30, 2011 pertained primarily to $100,000 received as loans from the third party.

Loan Obligations

On December 23, 2008, the Company was granted a loan of $25,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $4,155.

On July 31, 2009, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $650.

On December 18, 2009, the Company was granted a loan of $6,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $642.

On March 18, 2010, the Company was granted a loan of $5,800. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $535.

On June 14, 2010, the Company was granted a loan of $5,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $389.

On August 06, 2010, the Company was granted a loan of $15,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $1,036.

On November 16, 2010, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $523.

On March 30, 2011, the Company was granted a loan of $10,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $303.

On July 03, 2011, the Company issued a promissory note to an individual for exchanging a loan of $50,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $740.

On July 10, 2011, the Company issued a promissory note to an individual for exchanging a loan of $50,000. The loan is interest bearing at 6% per annum and payable upon demand. Interest accrued as of September 30, 2011 is $674.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Item 3.

  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, Avtar Dhillon (being our principal executive officer and our principal financial and accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of September 30, 2011.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

 Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliate, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

 Defaults Upon Senior Securities

None.

Item 4.

 (Removed and Reserved)

Not applicable.

Item 5. Other Information

None.

Item 6.

 Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Articles of Merger, filed with the Nevada Secretary of State on September 23, 2011(4)
3.3	Certificate of Change, filed with the Nevada Secretary of State on September 23, 2011(4)
3.4	Bylaws(1)
10.1	Property Option Agreement between Legend Mining Inc. and Carman Wilcox, dated January 28, 2008(1)
10.2	Form of Promissory Note (3)
14.1	Code of Ethics(2)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

*     Filed herewith

(1)  Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 and incorporated herein by this reference

(2)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on June 25, 2009 and incorporated herein by this reference

(3)  Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2011 and incorporated herein by this reference

(4)  Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By: /s/ Avtar Dhillon

Avtar Dhillon

President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director (Principal Executive Officer and Principal Financial Officer)

Date: November 14, 2011