Form 10-Q
period 2011-12-31
Stevia First Corp.
filed 2012-02-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:    000-53832

STEVIA FIRST CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5225 Carlson Rd. Yuba City, CA	95993
(Address of principal executive offices)	(Zip Code)

(530) 231-7800
Registrant’s telephone number, including area code

[need to report old address from last filing] 862 Murray Ct. Yuba City, CA
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No  [X]

As of January 23, 2012, there were 51,450,000 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

Assets

	December 31,	March 31,
	2011	2011

Current Assets:
Cash	$ 16,611	$ 10,596
Prepaid Expense	3,236	862
Total Current Assets	19,847	11,458
Total Assets	$ 19,847	$ 11,458

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 32,778	$ 8,148
Accounts Payable - Related Party	-	1,000
Notes Payable	196,800	81,800
Accrued Interest	12,561	5,772
Total Current Liabilities	242,139	96,720

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 51,450,000 shares
Issued and outstanding	51,450	51,450
Additional paid-in-capital	(26,450)	(26,450)
Deficit accumulated during the development stage	(247,292)	(110,262)
Total stockholders' equity (deficit)	(222,292)	(85,262)
Total liabilities and stockholders' equity (deficit)	$ 19,847	$ 11,458

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From July 1,
					2007
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

General and Administrative	$ 34,886	$ 4,968	$ 116,692	$ 19,107	$ 203,967
Mineral properties	-	-	-	-	12,228
Related Party Rent	4,500	-	5,500	-	5,500
Related Party Consulting Fee	-	2,000	6,000	2,000	11,000
Loss	$ (39,386)	$ (6,968)	$ (128,192)	$ (21,107)	$ (232,695)

Other expenses
Foreign currency translation	(1,431)	-	(2,035)	-	(2,021)
Interest expense	(2,915)	(1,009)	(6,803)	(2,490)	(12,576)
Loss before income taxes	(43,732)	(7,977)	(137,030)	(23,597)	(247,292)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations	(43,732)	(7,977)	(137,030)	(23,597)	(247,292)

Loss per share - Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,450,000	51,450,000	51,450,000	51,450,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$ -	$ -	$ -	$ -
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-	4,500
December 18, 2007
Subscribed for cash
at $0.0001	11,200,000	11,200	(3,200)	-	8,000
January 18, 2008
Subscribed for cash
at $0.0001	8,750,000	8,750	3,750	-	12,500
Net loss	-	-	-	(8,583)	(8,583)

Balance- March 31, 2008	51,450,000	$ 51,450	$ (26,450)	(8,583)	$ 16,417

Net loss	-	-	-	(38,112)	(38,112)

Balance- March 31, 2009 (restated)	51,450,000	$ 51,450	$ (26,450)	$ (46,695)	$ (21,695)

Net loss	-	-	-	(28,292)	(28,292)

Balance- March 31, 2010	51,450,000	$ 51,450	$ (26,450)	$ (74,987)	$ (49,987)

Net loss	-	-	-	(35,275)	(35,275)

Balance- March 31, 2011	51,450,000	$ 51,450	$ (26,450)	$ (110,262)	$ (85,262)

Net loss	-	-	-	(137,030)	(137,030)

Balance- December 31, 2011	51,450,000	$ 51,450	$ (26,450)	$ (247,292)	$ (222,292)

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011

Operating activities
Net loss	$ (137,030)	$ (23,597)	$ (247,292)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	5,000	5,000
Prepaid expense	(2,374)	(3,321)	(3,236)
Accrued interest	6,789	2,490	12,561
Accounts payable - Related Party	(1,000)	-	0
Accounts payable and accrued liabilities	24,630	(4,529)	32,778
Net Cash (Used in ) Operating Activities	(108,985)	(23,957)	(200,189)

Financing activities
Loans from third party	115,000	25,000	191,800
Shares subscribed for cash	-	-	25,000
Net Cash Provided by Financing Activities	115,000	25,000	216,800

Net increase (decrease) in cash	6,015	1,043	16,611

Cash and Cash Equivalent - Beginning of Period	10,596	1,716	-
Cash and Cash Equivalent - End of Period	$ 16,611	$ 2,759	$ 16,611

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes
	$ -	$ -	$ -

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$ -	$ 5,000	$ 5,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Stevia First Corp., (the “Company”) formerly Legend Mining Inc., was incorporated under the laws of the State of Nevada on June 29, 2007. During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name from “Legend Mining Inc.” to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  The Company has not produced any revenues and is considered a development stage company.  The Company's fiscal year end is March 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $247,292 as at December 31, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and private placement of equity or debt securities. There is no assurance that the Company will be able to obtain further loans, or that the Company will be able to raise sufficient funds through a private placement or otherwise.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. These condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2011.

The condensed consolidated financial statements included herein as of December 31, 2011 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2011, the condensed consolidated results of its operations for the three and nine months ended December 31, 2011 and December 31, 2010, and the condensed consolidated cash flows for the nine months ended December 31, 2011 and December 31, 2010. The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

Foreign Currency Translation

The functional currency is United States dollars and the financial statements are presented in United States dollars.  In accordance with ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred.  There were $9,847 in advertising costs incurred in the prior nine months and no advertising costs were incurred in the prior year.

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

4.  COMMON STOCK

As of December 31, 2011, the total number of common shares authorized that may be issued by the Company is 525,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

Effective October 10, 2011, the Company effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. As a result, the authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and the issued and outstanding shares increased from 7,350,000 to 51,450,000.

During the period from June 29, 2007 (inception) to December 31, 2011, the Company issued 51,450,000 shares of common stock for total cash proceeds of $25,000 (on a split-adjusted basis). As of December 31, 2011, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $247,292 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the nine months ended December 31, 2011, and 2010, was as follows (using a 34 percent effective Federal income tax rate in 2011 and 2010):

	Nine months ended December 31,	Nine months ended December 31,
	2011	2010
Current Tax Provision:
Federal-
Taxable income (loss)	$(137,030)	$(23,597)

Deferred Tax Provision:
Federal-
Loss carryforwards	$46,590	$8,023
Change in valuation allowance	(46,590)	(8,023)

Total deferred tax provision	$-	$-

6.  NOTES PAYABLE

From inception to March 31, 2010, the Company issued four separate loans or promissory notes with an aggregate principal amount of $41,800.  Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of December 31, 2011 is $6,614.

During the fiscal year ended March 31, 2011, the Company issued four separate loans or promissory notes with an aggregate principal amount of $40,000.  Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of December 31, 2011 is $2,855.

In the nine months ended December 31, 2011, the Company issued three separate loans or promissory notes with an aggregate principal amount of $115,000.  Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of December 31, 2011 is $3,092.

7.  RELATED PARTY TRANSACTIONS

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement with Ms. Diljit Bains, the wife of our President and CEO, Dr. Avtar Dhillon, for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA 95993 for a term of five years expiring on September 1, 2016 at a rate of $1,000 per month.  As of December 31, 2011, remaining payments due over the term of the lease agreement totaled $51,000.

Effective as of January 1, 2012, the Company modified the lease agreement to provide for additional office and laboratory space for an additional $500 per month, for a total rental payment of $1,500 per month.  As a result, as of January 1, 2012, the remaining payments due over the term of the lease agreement total $76,500.

8.  LEASE OBLIGATIONS

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA  95993 for a term of five years expiring on September 1, 2016 at a rental amount of $1,000 per month.  As of December 31, 2011, remaining payments due over the term of the lease agreement total $51,000.

Effective as of January 1, 2012, the Company modified the unsecured lease agreement to provide for additional office and laboratory space for an additional $500 per month, for an aggregate rental amount of $1,500 per month. As of January 1, 2012, remaining payments due over the term of the lease agreement total $76,500.

As of the January 1, 2012 amendment to the lease agreement, the remaining scheduled minimum rental payments required for each of the five succeeding fiscal years are as follows:

2012	$ 4,500
2013	$ 18,000
2014	$ 18,000
2015	$ 18,000
2016	$ 18,000

9.  SUBSEQUENT EVENTS

As described in Note 8 above, on January 1, 2012, the Company modified its unsecured lease agreement to obtain additional office and laboratory space located at 5225 Carlson Rd., Yuba City, CA 95993.  The rental amount has been increased from $1,000 to $1,500 per month.

On January 31, 2012, the Company entered into a Convertible Debenture Subscription Agreement, pursuant to which the Company issued a convertible debenture with an aggregate principal amount of $250,000.  The convertible debenture bears interest at the rate of 6% per annum, and is convertible at the holder’s option into shares of the Company’s stock at an initial conversion price of $0.50.

On January 31, 2012, Robert Brooke was appointed Chief Executive Officer, Secretary, Treasurer, and a director of the Company, and entered into an employment agreement that has an initial term of two years.  Mr. Brooke will receive an initial annual base salary of $100,000.

On February 3, 2012, the Board of Directors of the Company approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (the “Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the Plan.  Under the Plan, the Company is authorized to issue up to 5,000,000 shares of the Company’s common stock in stock incentive awards.  No awards have been granted under the Plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) general economic and financial market conditions; (2) any adverse occurrence with respect to our intended business; (3) our ability to bring out intended product to market; (4) market demand for our intended product; (5) shifts in industry capacity; (6) product development or other initiatives by our competitors; (7) fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; (8) poor growing conditions for the stevia plant; (9) our ability to obtain additional financing as necessary; and (10) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  These forward-looking statements speak only as of the date on which they are made.  Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview of our Business

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company.  On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space in California, we are pursuing our new business of being an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia production from plant breeding through propagation, planting, cultivation, and harvesting, and which also develops, markets, and sells stevia products.  Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “Stevia First” refer to Stevia First Corp.

Our new stock symbol “STVF” became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 23, 2011.  There is currently no market for our common stock.

Plan of Operations

We have not yet generated or realized any revenues from our business operations.  As of December 31, 2011, we did not have enough funds on hand to cover our anticipated expenses for the following 12 months.   In their report on the annual consolidated financial statements for the fiscal year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital or generate sufficient cash from our operations.  We do not expect to generate cash from our operations for the foreseeable future.  The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors.

As described further in “Liquidity and Capital Resources” below, (i) on January 31, 2012, we issued a $250,000 convertible debenture to an investor in a private placement (the “January Private Placement”) and (ii) on February 7, 2012, we entered into a Subscription Agreement (the “February Subscription Agreement”) with one investor, pursuant to which, such investor irrevocably agreed to pay us $1,250,000 over a twelve month period beginning on March 1, 2012, in consideration for our issuance of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000.

The issuance of the above convertible debentures, or additional equity or debt securities by us, could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our current strategy is to build a vertically integrated stevia enterprise in North America through our internal research and development, cultivation of stevia in California’s Central Valley, product development activities combined with acquiring rights to additional land suitable for stevia planting, and forming alliances with leading California growers, current manufacturers and distributors of high-grade but low-cost stevia extracts with superior taste profiles.

Over the twelve months following the date of this quarterly report, we expect to continue to review potential acquisitions and alliances including the purchase of rights to additional land that is suitable for stevia cultivation, and to complete the build-out of a stevia tissue culture laboratory and nursery in California.  Total expenditures over the next 12 months are expected to be approximately $1,034,000.   After giving effect to the funds raised in the January Private Placement and the commitments from the investor under the February Subscription Agreement, as of the date of this Report we expect to have sufficient funds to operate our business over the next 12 months.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Also, the investor could breach its future commitments under the February Subscription Agreement.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.  We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  Other than in connection with the February Subscription Agreement, we do not have any arrangements in place for any future financing.  Sources of additional funds may not be available on acceptable terms or at all.

Results of Operations

The following table sets forth our results of operations for the three month periods ended December 31, 2011 and 2010, and the nine month periods ended December 31, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

General and Administrative	$ 34,886	$ 4,968	$ 116,692	$ 19,107
Mineral properties	-	-	-	-
Related Party Rent	4,500	-	5,500	-
Related Party Consulting Fee	-	2,000	6,000	2,000
Loss	$ (39,386)	$ (6,968)	$ (128,192)	$ (21,107)

Other expenses
Foreign currency translation	(1,431)	-	(2,035)	-
Interest expense	(2,915)	(1,009)	(6,803)	(2,490)
Loss before income taxes	(43,732)	(7,977)	(137,030)	(23,597)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(43,732)	(7,977)	(137,030)	(23,597)

Loss per share - Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,450,000	51,450,000	51,450,000	51,450,000

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Our net loss from continuing operations during the three months ended December 31, 2011 was ($43,732) compared to a net loss from continuing operations of ($7,977) for the three months ended December 31, 2010 (an increase in net loss of $35,755). During the three months ended December 31, 2011 and December 31, 2010, respectively, we did not generate any revenue.

During the three months ended December 31, 2011, we incurred general and administrative expenses in the aggregate amount of $34,886 compared to $4,968 incurred during the three months ended December 31, 2010 (an increase of $29,918). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and travel expenses. In addition, during the three months ended December 31, 2011, we incurred related party consulting fees and related party rent totaling $4,500 compared to $2,000 incurred during the three months ended December 31, 2010 (an increase of $2,500).

This resulted in a loss of ($39,386) during the three months ended December 31, 2011 compared to a loss from operations of ($6,968) during the three months ended December 31, 2010.

During the three months ended December 31, 2011, we recorded total other expenses consisting of interest expense in the amount of ($2,915) and foreign currency translation expense in the amount of ($1,431) compared to total other expenses consisting of interest expense recorded during the three months ended December 31, 2010 in the amount of ($1,009) and foreign currency translation expense of Nil during the three months ended December 31, 2010.

This resulted in a net loss from continuing operations of ($43,732) during the three months ended December 31, 2011 compared to a net loss from continuing operations of ($7,977) during the three months ended December 31, 2010.

The increase in net loss during the three months ended December 31, 2011 compared to the three months ended December 31, 2010 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. The Company had no operations during the three month period ended December 31, 2010.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Our net loss from continuing operations during the nine months ended December 31, 2011 was ($137,030) compared to a net loss from continuing operations of ($23,597) for the nine months ended December 31, 2010 (an increase in net loss of $113,433). During the nine months ended December 31, 2011 and December 31, 2010, respectively, we did not generate any revenue.

During the nine months ended December 31, 2011, we incurred general and administrative expenses in the aggregate amount of $116,692 compared to $19,107 incurred during the nine months ended December 31, 2010 (an increase of $97,585). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, consulting costs and travel expenses. In addition, during the nine months ended December 31, 2011, we incurred related party consulting fees in the amount of $6,000 compared to $2,000 incurred during the nine months ended December 31, 2010 (an increase of $4,000).  Also during the nine months ended December 31, 2011, we incurred related party rent totaling $5,500 compared to $nil incurred during the nine months ended December 31, 2010 (an increase of $5,500).

This resulted in a loss of ($128,192) during the nine months ended December 31, 2011 compared to a loss from operations of ($21,107) during the nine months ended December 31, 2010.

During the nine months ended December 31, 2011, we recorded total other expenses consisting of interest expense in the amount of ($6,803) and foreign currency translation expense in the amount of ($2,035) compared to total other expenses consisting of interest expense recorded during the nine months ended December 31, 2010 in the amount of ($2,490) and foreign currency translation expense of Nil during the nine months ended December 31, 2010.

This resulted in a net loss from continuing operations of ($137,030) during the nine months ended December 31, 2011 compared to a net loss from continuing operations of ($23,597) during the nine months ended December 31, 2010.

The increase in net loss during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split.  The Company had no operations during the nine month period ended December 31, 2010.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of December 31, 2011, we had total current assets of $19,847. Our total current assets as of December 31, 2011 were comprised of cash in the amount of $16,611 and prepaid expenses in the amount of $3,236. Our total current liabilities as of December 31, 2011 were $242,139 represented by accounts payable and accrued liabilities of $32,778, notes payable of $196,800, and accrued interest of $12,561. As a result, on December 31, 2011, we had a working capital deficiency of $222,292.

Recent Financings

On January 31, 2012, we issued a $250,000 convertible debenture to a single investor in the January Private Placement.  The debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year beginning on June 30, 2012. The debenture is convertible at the holder’s option into our common stock at an initial conversion price of $0.50 per share. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under the debenture in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

On February 7, 2012, we entered into the February Subscription Agreement pursuant to which, beginning on March 1, 2012, such investor irrevocably agreed to pay $1,250,000 in in consideration for our issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000.  Under the February Subscription Agreement, the investor will purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25.   The conversion price of the common stock underlying each of the convertible notes is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock, , and the conversion prices for all tranches may be set to $1.50 in the event that funding does not occur pursuant to the defined schedule.

Each convertible debenture issuable pursuant to the February Subscription Agreement will, upon its issuance, bear interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, and will be convertible at the holder’s option into our common stock at the applicable conversion price. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under each of the debentures in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues may be sparse and irregular and, if we receive any at all, they may be less than necessary to carry our business forward without additional financing.  We had cash in the amount of $16,611 as of December 31, 2011 and obtained $250,000 in new financing on January 31, 2012 through issuance of the convertible debenture in the January Private Placement.  As we discuss in “Plan of Operations” above, our total expenditures over the next 12 months are expected to be $1,034,000.  After giving effect to the funds raised in the January Private Placement and the commitment under the February Subscription Agreement, as of the date of this Report we expect to have sufficient funds to operate our business over the next 12 months.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Also, the investor could fail to comply with its future commitments under the February Subscription Agreement.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.   Other than in connection with the February Subscription Agreement, we do not have any arrangements in place for any future financing.  Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2011, net cash flow used in operating activities was $108,985 compared to net cash flow used in operating activities of $23,957 for the nine months ended December 31, 2010. Net cash flow used in operating activities during the nine months ended December 31, 2011 consisted primarily of a net loss of ($137,030) adjusted by $24,630 for changes to accounts payable and accrued liabilities, ($1,000) for changes to accounts payable to related party, $6,789 for accrued interest on loans, and ($2,374) for prepaid expense.  Net cash flow used in operating activities during the nine months ended December 31, 2010 consisted of a net loss of ($23,597) adjusted by $5,000 for expenses paid on behalf of us by a third party and $2,490 for accrued interest on loans and ($3,321) for prepaid expense and ($4,529) for accounts payable and accrued liabilities.

Net Cash From Financing Activities

During the nine months ended December 31, 2011, net cash flow provided from financing activities was $115,000 compared to net cash flow provided from financing activities of $25,000 for the nine months ended December 31, 2010. Net cash flow provided from financing activities during the nine months ended December 31, 2011 pertained primarily to $115,000 received as loans from the third party.

Loan Obligations

In addition to our obligations under the convertible debenture issued in the January Private Placement as described above, the Company currently has loans and promissory notes outstanding in an aggregate amount of $196,800.  These loans are payable on demand and accrue interest at 6% per annum.  Aggregate accrued interest under the loans as of December 31, 2011 was $12,561.  The loans and promissory notes were issued between December 23, 2008 and October 26, 2011 to two holders. If the holders of these loans and promissory notes were to demand payment of the principal and interest owing under such loans, we may not have sufficient cash available to make these payments, or if sufficient funds were available, to fund our operations after such payments had been made.

Off-Balance Sheet Arrangements

None.

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

Advertising Costs

The Company expenses advertising costs as incurred.  There were $9,847 in advertising costs incurred in the prior nine months and no advertising costs were incurred in the prior year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, (“Exchange Act”)) as of the end of our fiscal quarter ended December 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-14(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

On February 7, 2012, we entered into a Subscription Agreement (the “February Subscription Agreement”) with one investor pursuant to which, beginning on March 1, 2012, such investor irrevocably agreed to provide $1,250,000 in funds to us over a twelve month period, and we agreed to issue an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000.  Under the February Subscription Agreement, the investor will purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25.   The conversion price of the common stock underlying each of the convertible notes is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock..  Such conversion prices may be set to $1.50 in the event that funding does not occur pursuant to the defined schedule.

Each convertible debenture issuable pursuant to the February Subscription Agreement will, upon its issuance, bear interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, and will be convertible at the holder’s option into our common stock at the applicable conversion price. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under each of the debentures in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

The offer and sale of the convertible debenture, the common stock and the common stock issuable upon conversion of the debenture pursuant to the February Subscription Agreement (collectively, the “Securities”) has not been registered under the Securities Act of 1933 (the “Securities Act”), and such Securities are being sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act. We are under no obligation to register the resale of the Securities and do not expect to do so.  The Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The purchaser of the Securities has represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Articles of Merger, filed with the Nevada Secretary of State on September 23, 2011(2)
3.3	Certificate of Change, filed with the Nevada Secretary of State on September 23, 2011(2)
3.4	Bylaws(1)
3.5	Amendment to Bylaws(3)
10.1	Lease Agreement(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

*     Filed herewith

(1)  Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (Registration No. 333-152830) and incorporated herein by this reference

(2)  Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2011 and incorporated herein by this reference

(3)  Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2012 and incorporated herein by this reference

(4)  Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By: /s/ Robert Brooke
Robert Brooke
Chief Executive Office
(Principal Executive Officer and Principal Financial Officer)
Date: February 14, 2012