Form 10-K
period 2012-03-31
Stevia First Corp.
filed 2012-07-13
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53832

STEVIA FIRST CORP.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5225 Carlson Rd.

Yuba City, California 95993

(Address of principal executive office, including zip code)

(530) 231-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

There was no market for the registrant’s common stock on September 30, 2011, the last day of the registrant’s second fiscal quarter, and no transactions in the registrant’s common stock were reported on the OTC Bulletin Board on September 30, 2011 or on any prior date.

As of July 3, 2012, there were 52,389,008 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. Important information regarding factors that could cause actual results to differ materially from such expectations is disclosed in this annual report, including, without limitation, under the heading “Risk Factors”. The forward-looking statements contained in this annual report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to obtain additional land suitable for stevia planting and to successfully cultivate stevia in the land we have currently obtained in California’s Central Valley; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors discussed under the heading “Risk Factors”. Except as required by law, we do not undertake any obligation to revise or update any forward-looking statement for any reason.

Unless the context otherwise requires, all references to “we,” “our,” “us” and the “Company” in this annual report refer to Stevia First Corp., a Nevada corporation. We do not currently hold any trademarks, and all trademarks used in this annual report are the property of their respective owners.

PART I

Item 1.  Business

Overview

We were incorporated under the laws of the State of Nevada on June 29, 2007 as Legend Mining Inc.  We commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. We were unable to keep the mineral claim in good standing due to lack of funding and our interest in the property expired.  In September 2011 we entered into a lease for laboratory and office space in Yuba City, California, and since that time we have worked towards establishing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we affected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock.  As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000.

Our Current Business

On January 31, 2012, we completed a private placement of convertible debentures for net proceeds of $250,000 (the “January Private Placement”).  On February 7, 2012 we entered into a subscription agreement (the “February Subscription Agreement”), pursuant to which a single investor committed to purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches over a twelve month period beginning on March 1, 2012. On May 22, 2012, we received an advance payment from the investor representing all remaining amounts owed by the investor under the February Subscription Agreement and we issued the remaining shares of common stock and convertible debentures.

Following our receipt of the financing commitment under the February Subscription Agreement, in February 2012 we commenced operations as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. Our intent is to establish a vertically-integrated enterprise that controls the process of stevia production from plant breeding through propagation, planting, cultivation, and harvesting, and which develops, markets, and sells stevia products.  We hope to capitalize on the California Central Valley region’s agricultural infrastructure to become California’s major producer of stevia.

We expect to develop operations in California that will include stevia tissue culture, laboratory propagation, farming, and cultivation of stevia leaf.  Our business goals include:

•

Developing high quality stevia seeds, seedlings and leaf supplies;

•

Expanding the existing high-grade stevia supply chain with quality control and California stevia;

•

Achieving and maintaining low cost production of stevia through process innovation and vertical integration (from seed and seedling development through to initial cultivation);

•

Plant breeding to develop stevia varieties with higher content of better-tasting steviol glycosides;

•

Conducting research and development through crossbreeding to improve strains, yield and disease resistance;

•

Developing seed research, development and growth operations to ensure an increasing percentage of stevia leaf comes from the highest quality stevia seeds and seedlings; and

•

Developing the capacity needed to meet forecast customer demand.

In furtherance of these business goals, we expect to focus on the following activities during calendar years 2012 and 2013:

•

Construction of a tissue micropropagation laboratory, stevia nursery, and farming test plot in Yuba City, California;

•

Adding additional acreage in California’s Central Valley, as necessary, to successfully cultivate and harvest stevia;

•

Developing a branding and marketing campaign for our stevia leaf geared towards both industry and consumers;

•

Pursuing a supply agreement for our planned stevia test plots with a company that currently refines and sells purified stevia extract; and

•

Pursuing state and/or federal funding to develop stevia cultivation and processing industry in California.

We expect our total expenditures over the next 12 months to be approximately $1,000,000.  After giving effect to the funds raised in the January Private Placement and the funds received from the investor under the February Subscription Agreement, as of the date of this annual report we expect to have sufficient funds to operate our business over the next 12 months.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.  We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  We do not have any arrangements in place for any future financing.  Sources of additional funds may not be available on acceptable terms or at all.

California’s Central Valley

Initially we intend to apply current methods of stevia propagation, cultivation, and mechanized harvesting in Yuba City, California, located in California’s Central Valley.  The Central Valley area produces more than $13 billion worth of food products annually and offers an ideal combination of land-base, climate and agro-industrial expertise and infrastructure. Our headquarters are currently located in Yuba City in the heart of the Central Valley.  This location should provide ready access to talent from University of California, Davis, one of the leading agricultural research universities in the United States, and the rich talent pool of farmers, agrologists, agricultural innovators and equipment suppliers in the area.  Following successful completion of our stevia test plot, we expect to expand acreage devoted to stevia planting in the Central Valley through acquisition or leasing of new land and alliances with local farmers.

About Stevia

History of Stevia Production and Commercialization

Stevia rebaudiana, popularly known as stevia, is a plant from the chrysanthemum family that is native to Paraguay. South American natives have used stevia as a sweetener in its raw, unprocessed form for hundreds of years. They call it “k’aa h’ee,” which means sweet leaf or honey leaf.  The small green plant’s leaves have a taste that can be 30 times sweeter than sugar.

Stevia is commercially produced in temperate regions of the world where it can be grown as a perennial crop. Stevia has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China, and, in recent years, the United States. Most commercial stevia production now takes place in China, where growing conditions are favorable and labor costs support what has historically been a labor-intensive activity. According to an Equity Development report on PureCircle in January 2010, China currently has some 32,000 hectares of stevia under cultivation, accounting for approximately 80% of global stevia production.  The total volume of stevia leaf continues to increase globally and in every country within which stevia is being planted. According to PureCircle in their 2010 annual report, at mid-2010, total global leaf for the 2010 harvest was estimated at 70,000 to 100,000 tons. This is an increase of some 1,000% to 1,500% since 2002.

Since the 1970s, stevia has been used widely in Japan and has achieved high market penetration. It was demand from Japan that led to its cultivation in China for commercial use. Prior to 2008, stevia had been sold in the United States as a supplement, primarily in the natural food industry.  Following the issuance of the U.S. Food and Drug Administration’s (“FDA”) first no objection letter on December 17, 2008, various Rebaudioside A extracts (“Reb A”) of 97% purity (referred to as Reb A 97), and 95% purity (referred to as “Reb A 95”), have been “generally recognized as safe” (“GRAS”) and permitted for use as sweeteners for food and beverages in the United States. The world’s second largest market for high-intensity sweeteners, the European Union, adopted regulations to approve stevia extract for use in in November 2011.

Steviol Glycoside Compounds

Stevia leaves contain nine to 12 compounds called steviol glycosides, which taste sweet but have no calories. These steviol glycosides are responsible for the sweet taste of the leaves of the stevia plant and are 30 times sweeter than sugar when in raw form. When refined, the steviol glycosides can reach sweetness levels 200 to 300 times greater than those of sugar, and range in sweetness from 40 to 300 times sweeter than sucrose. They are heat-stable, pH-stable, and do not ferment. They do not induce a glycemic response when ingested, making them attractive as natural sweeteners to diabetics and others on carbohydrate-controlled diets.

The steviol gylocoside compound Reb A is the sweetest of the steviol glycosides.  Historically, stevia was not processed to a high extract purity level, and as a result suffered from aftertaste or bitterness, which some have described as a licorice-like taste. However, isolating the glycoside Reb A has decreased this aftertaste. The GRAS notification issued by the  FDA applies only to extracted and refined stevia of at least Reb A 95.  Advanced stevia processing capabilities now enable the extraction of highly purified Reb A, at 97% and higher.  Typically, Reb A is extracted from the leaves and then purified for use in food and beverages.

Producing stevia plants with a high amount of Reb A in their leaves is important.Reb A is the sweetest component of the stevia leaf and is a specific extract of the plant that has been approved for use in the United States.  According to GLG Life Technologies, in 2009 the Reb A content in typical raw stevia leaf in China, currently the world’s largest producer, is 24.2%. Other stevia producers now breed seedlings that consistently produce a stevia plant with Reb A content levels of approximately 60% in the plant leaf.  As a result of the variation in the Reb A content of a stevia leaf depending on the specific variety of the stevia seedling, the variety of the stevia plant is the most important factor in the production of Reb A.

Reb A and Stevia Cultivation

Developing a variety of stevia leaf with significantly higher Reb A content would allow for larger volumes of high-grade stevia extract with lower raw material (leaf) costs. Furthermore, the higher the Reb A content of a raw stevia leaf, the less costly the downstream processing activities required to increase its purity.  Our focus will be to develop varieties of stevia with high sugar content in general, or high Total Stevia Glycosides (“TSG”), and in particular, high Reb A content.  TSG and Reb A content increase as the plant matures, concentrating over time with sunlight. However, TSG declines when the plant flowers. Delaying flowering is key to allowing the plants to achieve higher Reb A content in the leaf and giving them more time to produce leaves prior to harvesting.

The stevia plant is photoperiod sensitive, which means that it depends on a particular day-length to initiate flowering and other stages of development. Stevia’s native range is 15 degrees to 25 degrees latitude, and passes through distinct stages with the seasons. TSG concentrates with vegetative growth in the longer days of summer. Typically the plant flowers when the length of the day shortens. In general, any undue stress will initiate flowering. This makes latitude, time of planting, and source of propagation key factors to commercial success. In recent years, growers have begun cultivating stevia farther from the equator to take advantage of longer summer days that promote higher TSG and Reb A content.  Virtually all the commercial production today is between 15 and 45 degrees latitude.  Yuba City, California is located at approximately 39 degrees latitude.

Stevia is native to semi-humid, sub-tropical climates where temperatures typically range from 21° F to 110° F. While tolerant of mild frost, hard frosts will kill the roots of the plant. Although stevia grows well on infertile, acid soils, it can also be cultivated on more neutral soils.  The range of average temperature highs and lows in Yuba City, California is 39°F to 97°F.

From Stevia Leaf to Extract

Stevia is commercialized as dry leaf, concentrated liquid, pulverized leaves or white concentrated powder. The liquid and the pulverized leaf have a light herbal aftertaste. The concentrated liquid is approximately 70 times sweeter than sugar and is often added to milk, tea, coffee or chocolate. The pulverized leaf is 30 times sweeter than sugar. The white concentrated powder is 150 times sweeter than sugar. If the white concentrated powder is refined into Reb A, its crystals are 200 to 300 times sweeter than sugar.

The Global Sweetener Industry

The value of the global sweetener market in 2009, dominated by sugar, was approximately US$58.3 billion, as reported by Reuters. According to Mintel’s 2011 report on Stevia and Natural Sweeteners, stevia is one of the fastest-growing newcomers in the $6 billion estimated sugar substitute market. This includes artificial chemical sweeteners as well as naturally derived non-caloric sweeteners.

There are two main segments of the global sweetener market: “nutritive” sweeteners, including sugar and high fructose corn syrup, which contain calories; and “non-nutritive” sweeteners, which are low- or zero-calorie sweeteners, and include zero-calorie high intensity artificial sweeteners such as aspartame and sucralose, as well as naturally derived sweeteners such as stevia. According to Mintel, sugar and high fructose corn syrup comprise 80% of the sweetener market and are growing in-line with population expansion, whereas non-nutritive sweeteners are projected to grow at 5% a year between 2008 and 2015. Artificial non-nutritive sweeteners have dominated the non-nutritive sweetener market, but the trend is toward natural sweeteners, according to the Mintel report.  The artificial sweetener market is expected to grow 5.5% annually through 2015, according to a July 2007 report by Global Industry Analysts on Artificial Sweeteners.

Traditional Nutritive Sweeteners

Sugar

Most governments subsidize the farming of sugar cane or sugar beet and related refinery costs because they consider sugar to be a necessity as a nutritive sweetener. Farmers producing either sugar cane or sugar beet in Europe and the United States have subsidies available to them.  Sugar subsidies pose a major barrier to the widespread use of other sweeteners.

While widely used, over-consumption of sugar carries risks. A recent United States Department of Agriculture (“USDA”) survey indicates that the average American consumes the equivalent of 160 pounds of sugar a year, or 35 teaspoons a day. That represents a 30% increase over 1980 consumption levels. It is believed that the increased consumption has contributed to increased rates of obesity, diabetes and other health related issues. In recent years, these concerns have stimulated a demand in the market for alternatives to sugar and especially non-nutritive sweeteners, a trend that is occurring globally.

Even with increased concern about the adverse health effects of over consumption of sugar, there is a looming shortfall in the world’s sugar supply. The price of sugar rose from about $0.10 per lb. to more than $0.60 per lb. over the last 10 years. And global sugar consumption is forecast to rise by more than 50% to nearly 260 million tons by 2030, according to Mintel and the World Health Organization.

High Fructose Corn Syrup

A modified form of corn syrup with an increased fructose level, high fructose corn syrup (“HFCS”) typically contains either 42% or 55% fructose, with the remaining sugars being primarily glucose and higher sugars. Since fructose is sweeter than glucose, the syrup’s overall sweetness can be increased. This results in a more cost-effective use over sugar in food processing. Since HFCS’s caloric content is equivalent to that of sugar, it raises the same health concerns to consumers and industry. In addition, the human body metabolizes fructose differently than it does glucose. Fructose does not trigger the release of appetite suppressing endorphins, leading some to hold the view that the high consumption of HFCS is associated with contributing to increasing rates of obesity.

Sugar Substitutes

Non-nutritive sweeteners, sometimes referred to as “artificial sweeteners” or “high-intensity sweeteners,” are generally synthesized by chemical processes and have a higher degree of sweetness than nutritive sweeteners. Non-nutritive sweeteners have low or no caloric content and do not include fermentable carbohydrates, preventing the creation of acids through oral bacteria that causes tooth decay. The low calorie content allows diabetic patients to enjoy the taste of regular sugar without adding calories to their diet while assisting in weight management to prevent heart diseases and obesity.  Increasing diabetic patient population, surging risks of heart diseases, and health-conscious populace are major factors driving growth in artificial sweeteners market. Demand for artificial sweeteners is expected to be stimulated by weight reduction efforts, attempts to develop foods for diabetic patients and others who need to cut sugar intake, and worries over dental cavities.

Non-nutritive sweeteners are used in variety of products including dairy products, bakery products, confectioneries, snacks, salad dressings, beverages as well as cosmetics and pharmaceuticals. Beverages, notably diet soft drinks, are the principal market for non-nutritive sweeteners.  The Coca Cola Company and PepsiCo, for example, are major purchasers and users of aspartame, a popular high-intensity sweetener, often used in diet sodas.  Growth in this market is largely affected by the ongoing trends in the end-user industry.

The United States dominates the world non-nutritive sweeteners market, with Europe and Asia-Pacific trailing the U.S. in sales. The three principal markets collectively account for more than 85% of global artificial sweeteners market and the Asia-Pacific region is projected to be the fastest growing regional market for artificial sweeteners, with a compound annual growth rate of more than 3.0% over the analysis period, according to a 2007 Global Industry Analysts report.  According to Tate and Lyle plc., the global high-intensity sweetener market was worth $1.2 billion in 2009. The market is likely to be affected by lower prices, entry of new players, particularly of the players operating in developing nations, expiry of patents protection and growing concerns about the usage of artificial sweeteners. This is paving way for the increased usage of various natural non-nutritive sweeteners such as stevia.

Sucralose

Produced by Tate & Lyle plc. under the brand name Splenda®, sucralose is now found in more than 4,500 products. Developed in the 1970s, sucralose is 600 times sweeter than sugar, heat stable and dissolvable in water. Sucralose is manufactured by chemically altering a sugar molecule and substituting three chlorine atoms for three hydrogen-oxygen groups. The use of chlorine molecules in sucralose has raised health concerns because they are used as the base of many pesticides.  According to Tate & Lyle plc., SPLENDA® has a 26% share of the high intensity sweetener market by value, making Tate & Lyle the largest single high intensity sweetener manufacturer in the world. Moreover, by volume, SPLENDA® Sucralose accounts for 89% of the global sucralose market.

Aspartame

One of the most widely used high-intensity sweeteners in the food and beverage industry, aspartame was discovered in 1967 and approved by the FDA in 1981. It is about 200 times sweeter than sugar, but is not heat-stable and so is not suitable for baking or cooking. Aspartame is, however, found widely in diet colas and also in some breakfast cereals, desserts and chewing gum. In the United States, Aspartame is marketed under the brand names Equal™ and NutraSweet™.  Global demand for aspartame is expected to grow below the industry average due to rising safety concerns and competition from sucralose in food and beverage applications.

Polyols

Polyols, or sugar alcohols, are produced by hydrogenation or fermentation of different carbohydrates. A few of the more common types of polyols include maltitol, erythritol, sorbitol, isomalt and xylitol. Most polyols occur naturally in vegetables, fruits and mushrooms, and are also regularly present in fermented foods such as wine or soy sauces. Polyols are not generally considered non-nutritive sweeteners because they contain calories, although they do contain fewer calories than sugar.  In addition, they are not considered high-intensity sweeteners, as they are no sweeter than sugar and may even be less sweet.  They are added to foods because of their low caloric content and are often combined with high-intensity sweeteners. Excluding erythritol, the laxative effect that most polyols have can cause digestive problems. They are now used mainly in sugar-free gums in low doses.

Demand for polyols may be driven by consumers’ perceptions regarding the benefits of natural products and the continued interest of the consumers to reduce the sugar intake for combating diabetics, tooth decay and obesity. Demand for functional carbohydrates such as palatinose, among others, is likely to increase, as these products satisfy the consumer’s quest for healthy, flavor and texture rich products.

Saccharin

Some 300 times sweeter than sugar, saccharin is marketed under the brand name Sweet 'N' Low®. Saccharin is heat stable, has a long shelf life and remains relatively cheap to produce. But it has been known to have a bitter aftertaste and has been subject to controversy over possible carcinogenic side effects. Canada banned saccharin in1977.

The Market for Stevia

Stevia represents a new category of natural, plant-based, zero-calorie, high-intensity sweetener.  Stevia measures zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic index diet.  In addition, the ability of stevia extracts to remain stable under heat permits it to be utilized in processed foods.  Rabobank, the premier bank to the global food and agriculture industry, expects annual U.S. sales of Reb A to reach approximately $700 million by 2014.  Reb A is increasingly being used in food and beverage applications. Because Reb A is heat, light and pH stable, it can be used in applications where other sweeteners cannot. Additionally, its taste is closer to sugar than other sweeteners currently being used, which could provide Reb A with significant advantages in certain applications.

Japan accounts for $200 million of the global stevia market due to its early adoption and high acceptance rates. Following the FDA’s GRAS notification for Reb A 95 in December 2008, the stevia market has expanded rapidly, as evidenced by the 200 launches of products containing stevia extracts in 2009 and 97 products in the first quarter of 2010, according to the market research firm Mintel. In total, from mid-2009 to mid-2010, new product launches using stevia extracts increased by 200 percent, with products launched in 35 countries - 237 new products in the first half of 2010 alone, according to Mintel’s Global New Product Database.

Food consultancy Zenith International reports that stevia saw a 27% increase in worldwide volume sales in 2010 over 2009, taking its overall market value to $285 million in 2010. Stevia is currently estimated to account for less than 1% of the global sweetener market, or $500 million, according to research firm KnowGenix. Market research firm Mintel estimates the global market for stevia sweeteners reached $500 million by mid-2011, and both Zenith and Mintel predict continued rapid growth. Zenith expects the global market for stevia-derived products to reach $825 million by 2014.  Asia Pacific, where the ingredient has been used as a sweetener in some regions for decades, has the largest market share for stevia at 35.7%, followed by North America (30%) and South America (24.3%).  The potential market for Reb A in the U.S. appears to be considerable. In 2008, the global high intensity sweetener market was valued at approximately $1.3 billion, with the U.S. accounting for approximately 35% ($455 million).

A May 2009 study by The Freedonia Group indicates that greater awareness of the relationship between diet and health will continue to support an increasing demand for products across all categories that offer nutritional and health benefits. The study valued the current United States demand for sweeteners at $12 billion, with alternative sweetener demand accounting for 9.5%. In particular, the food segment is expected to see a high percentage of growth in demand for alternative sweeteners in the United States with projected increases reaching 5.2% annually through 2013.

Beverage production in the United States is forecast to increase to nearly 41 billion gallons by 2013, according to the May 2009 study by The Freedonia Group. This projection values this market segment at $101 billion. Some of the largest growth in beverages is expected to occur from flavored and enhanced waters. Driven by a flurry of new product introductions and advancements, growth in traditional carbonated soft drink sales is expected to remain flat (or decline slightly) while products such as enhanced beverages are expected to rise. Stevia extracts have played a significant role in new product development in this category.

Use in All-Natural Products

Stevia benefits from what appears to be a widespread consumer belief that all-natural products are healthier than artificial products, particularly in the sweetener industry where artificial high-intensity sweeteners have been subject to consumer health risk concerns.  A Harris Poll in 2008 found that three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, an August 2008 survey by IFIC Food and Health reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin.  Consumers are increasingly demanding healthier and more nutritious food and beverage products. Products with excessive levels of sugar and high fructose corn syrup are increasingly being shunned, as are those fortified with synthetic or artificial low-calorie sweeteners. Lower calorie products with natural ingredients are increasingly in demand.  Growing consumer preference for all-natural products, together with increasing rates of obesity and diabetes, have created significant demand for an all-natural, zero-calorie sweetener alternative.

Stevia presents food and beverage companies with the opportunity to offer consumers a healthier, natural alternative to nutritive and artificial sweeteners.  In addition, stevia extracts may be used in products claiming all-natural status, which is a significant factor for many consumers. In 2008, all-natural was the most prevalent claim for new products launched. In fact, according to AC Nielsen, retail sales that year of all-natural products in the United States were valued at more than $22 billion, which represents a 10% increase from 2007 and a 37% increase since 2004.

Growth in Products Containing Stevia

According to Mintel's August 2009 report “Stevia and other Natural Sweeteners,” more than 115 new food and beverage products containing stevia were launched in the United States in the first seven months of 2009 by leading global food and beverage companies such as The Coca Cola Company, Cargill, PepsiCo and Merisant Company.  Recently introduced products that utilize stevia extract as a sweetener include Coca Cola Company's Sprite®, Vitaminwater10™ and Odwalla® juices, PepsiCo's SoBe Lifewater® and Trop50, and Dr. Pepper Snapple Group's launch of All Sport Naturally Zero.    These products joined Cargill's tabletop sweetener TRUVIA™, Merisant Company's tabletop sweetener PureVia™ and ZEVIA™ Cola, the first commercially produced cola beverage sweetened with stevia.

Competition

Our goal is to establish ourselves as the first major vertically integrated North American stevia grower of branded, high purity stevia leaf made from proprietary varieties at low cost.  In addition to competition from producers and distributors of sugar, high fructose corn syrup, artificial sweeteners and other natural sweeteners, our competitors include national and international producers and distributors of stevia products.  Each of these competitors is larger, more established and has more resources than we do.  In addition, major global companies are expected to enter the market as demand for stevia grows.

Currently, the largest producer of stevia-based sweeteners is Cargill, Incorporated, an international producer and marketer of food, agricultural, financial and industrial products and services that produces Truvia® tabletop sweetener, the leading stevia tabletop sweetener in the U.S.  In early May 2011, AC Nielsen reported that Truvia®, had surpassed Sweet N Low® to become the number two sugar substitute in the U.S., and is now in more than five million U.S. households, accounting for 14% of the U.S. tabletop sugar substitute market.  Another key competitor, PureCircle, is a Malaysian based supplier of stevia for the PureVia™ tabletop stevia brand, which was developed jointly by Merisant Company and PepsiCo, Inc. The acknowledged global leader in stevia production, PureCircle has contracts with PepsiCo and Whole Earth Sweetener Co. L.L.C. to supply Reb A and an exclusive license to market Reb A 97 under the PureVia™ brand.  PureCircle also has supplied Cargill with Reb A.

Other significant producers and distributers of stevia include the following:

•

Blue California is an ingredient company based in Southern California with extraction operations in China. Blue California offers a Reb A 97 product marketed under the brand Good & Sweet™. The Reb A content of this company’s sweetener is 97% or greater and has GRAS status for use of the sweetener in various foods and beverages.

•

Corn Products International has a long-term agreement with Morita Kagaku Kogyo Co., Ltd. of Japan for access to its strain of stevia. Morita has been growing stevia in Brazil since 2007 and marketing a high-grade Reb A product called Enliten, which has GRAS status. Corn Products International has not yet launched any stevia based products.

•

GLG Life Tech Corp. offers Rebpure™, a Reb A 97 product.  GLG Life Tech has also supplied Cargill with high-grade stevia extract that has been used in Truvia® tabletop sweetener.

•

McNeil Nutritionals, LLC, the maker of Splenda, has launched Sun Crystals All-Natural Sweetener, which combines stevia with pure cane sugar. According to the company, the product contains five calories per packet, and one packet has the same sweetness as two teaspoons of sugar.

•

Sunwin USA, L.L.C. and Wild Flavors filed GRAS notices in September 2009 that are still pending. One is for using Reb A as a general purpose sweetener in various food categories. Another is for using purified steviol glycosides with Reb A and stevioside as the principal components for use as a general-purpose sweetener in various food categories.

•

Sweet Green Fields L.L.C. has a stevia sweetener in which Reb A accounts for 97% or more of the content, with other steviol glycosides at 3% or less. The FDA has indicated that it has no objections to the sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products.

•

Whole Earth Sweetener Co. L.L.C. has a stevia sweetener with higher than 95% Reb A, with limits for stevioside of under 2% and for steviol of under 0.005%. The FDA has indicated that it has no objections to the GRAS status of the sweetener for use in various foods and beverages.

•

Wisdom Natural Brands has a stevia sweetener with Reb A and stevioside accounting for 86% to 90% of the steviol glycoside content. Other steviol glycosides, including rebaudioside C and dulcoside A, may also be present. The FDA has indicated that it has no objections to the GRAS status of this sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products and infant formulas.

•

S&W Seed Company has launched a pilot program to produce stevia leaf as the source of an all-natural, non-caloric sweetener. S&W is a leader in warm climate alfalfa seed varieties, including varieties that can thrive in poor, saline soils.

Government Regulation

Regulatory Approval of Stevia in Food and Beverage Markets

Stevia has been approved for use in food and beverages in multiple markets around the world.  Such approval is granted typically by a government body for the use of a refined stevia extract, such as Reb A, for use in formulations of consumer products including food, beverages, and tabletop sweeteners.

In June 2008, the Joint Expert Committee on Food Additives (“JECFA”), administered jointly by the United Nations’ World Health Organization and the Food and Agricultural Organization, raised the acceptable daily intake level for stevia. Established in 1956 as an international scientific committee that to evaluate food additives, JEFCA is now widely recognized as the leading authority in risk assessment of food hazards. The committee has evaluated more than 1,500 food additives and established the main principles and guidelines of safety assessment for chemicals in foods. JECFA published its approval of stevia after a decade of study, stating that, "95% steviol glycosides are safe for human use in the range of four milligrams per kilogram of body weight per day". This doubled the average daily intake level previously set by JECFA from earlier studies.

United States

On December 17, 2008, the FDA issued its first no objection letter with respect to Reb A as a general purpose sweetener.  Reb A 97 and Reb A 95 have been “generally recognized as safe” and permitted for use as sweeteners for food and beverages in the United States.  The ruling enabled food and beverage companies to use stevia products containing Reb A in their products. Before the FDA’s approval, stevia had only been permitted as a dietary supplement.  There is now more than 10 Reb A sweeteners for which there has been a GRAS notification sent to the FDA and the FDA responded by issuing a no objection letter.  This response indicates the FDA has no objection to the company’s conclusion within the GRAS notification that the Reb A is “generally recognized as safe” among qualified experts for use in products such as beverages, foods, and tabletop sweeteners.  When introducing new products containing Reb A in the United States, companies may submit such a GRAS notification letter to the FDA for their review, or alternatively they may privately assert GRAS status through conducting internal reviews of their manufacturing process, product purity, and safety data.

European Union

In July 2011, member governments of the European Union approved the sale of natural sweeteners derived from the stevia plant for use in certain foodstuffs. The European Commission formally adopted the regulation permitting the use of steviol glycosides as a sweetener for foods and beverages throughout all 27 member states of the European Union. The regulation was published on November 12 in the Official Journal of the European Union, thus becoming effective 20 days later, on December 2, 2011.

The government of France approved Reb A 97 for use as an ingredient in food and beverages in September 2009.  France’s decision marked the first approval of Reb A 97 in the European Union.

Australia and New Zealand

The Australian and New Zealand food and safety regulatory body approved stevia for use as an ingredient in food and beverages in 2008. The approval was based on research and data published by JECFA as well as studies conducted by the Plant Science Group at Central Queensland University and Australian Stevia Mills.

Others

Other countries where stevia extracts have been approved for use in food and beverages include China, Japan,  Mexico, Brazil, and Paraguay.

Other Regulations

In addition to laws and regulations enforced by the FDA and those related to the sale of stevia leaf or refined stevia extract, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations, as our research and development may involve the controlled use of hazardous materials, chemicals, and compounds.

Intellectual Property

We have no patents or trademarks.

Employees

We have one full-time employee, our Chief Executive Officer Robert Brooke, and three part-time employees.  We expect to increase the number of our employees as we increase our operations.

Environmental Law Compliance

Our agricultural operations will be subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals relating to agricultural practices.  We anticipate that any pesticide or agricultural chemicals used will be managed by trained individuals, certified and licensed through the California Department of Pesticide Regulation. Compliance with these laws is not expected to have a material effect on our capital expenditures, however we cannot be certain that in the future the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

Research and Development

We began engaging in research and development activities related to the cultivation and harvest of stevia leaf during the fourth quarter of our fiscal year ended March 31, 2012.  During the fiscal years ended March 31, 2011 and 2012 we did not incur any expenses that were allocated directly to these activities.

General Information

We maintain a website at www.steviafirst.com.  Information contained on our website is not incorporated by reference in this annual report.  We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 1A.  Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this annual report. This annual report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations and stock price.

Risks Related to Our Business

We are a development-stage company and if our development efforts fail you could lose some or all of your investment.

We are in the development stage. We have not conducted any significant operations to date or received any operating revenues. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, many of which may be beyond our control. These include, but are not limited to, problems relating to research and development of stevia seeds, seedlings, and leaf supplies, obtaining sufficient acreage to successfully cultivate and harvest stevia, product testing, branding, sales and marketing, and costs and expenses that may exceed current estimates. We may not successfully develop and commercialize or sell our potential stevia products, and any products we do develop may not be accepted by the marketplace.  We may never realize any revenues, and if we do, our revenues may not be sufficient to support our operations and future research and development programs.  As a result, you could lose your entire investment.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern and we will need to raise substantial additional capital to operate our business.

We have not generated any revenue from operations since our incorporation.  From inception through March 31, 2012, we incurred an aggregate loss of $1,431,515. The continuation of our company as a going concern is dependent upon attaining and maintaining profitable operations and raising additional capital. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended March 31, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We expect that our operating expenses will increase substantially during the fiscal year ending March 31, 2013 as we ramp-up our business.  We received $250,000 through a convertible debt financing in the January Private Placement and aggregate proceeds of $1,250,000 in connection with the February Subscription Agreement for the issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000.  After giving effect to the funds received in the January Private Placement and pursuant to the February Subscription Agreement, we currently expect to have sufficient funds to operate our business over the next 12 months.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. We could be forced to discontinue plans for construction or expansion of a laboratory and nursery facility, halt any planned development of proprietary stevia varieties, reduce or forego sales and marketing efforts and forego attractive business opportunities. If any of these were to occur, there is a substantial risk that our business would fail.  Any additional sources of financing will likely involve the issuance of equity or convertible debt securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in commencing farming operations and developing proprietary stevia varieties, we could still incur losses for the foreseeable future and may never become profitable.  We also expect to experience negative cash flow for the foreseeable future as we fund our operations and make significant capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We currently face, and will continue to face, significant competition, and additional competitors may enter the stevia business if the value of the stevia market grows, which may result in a decrease in the market price of stevia extract.

Our major competitors for our core stevia business are existing stevia producers in Japan, Korea, China and Malaysia. These competitors include Cargill, Incorporated, GLG Life Tech Corp., Blue California Inc., Corn Products International, Inc. and Pure Circle Limited. In addition, new competitors may enter the stevia business if the value of the market for stevia grows, which may result in a decrease in the market price of stevia extract.

These competitors may have significantly greater financial, technical and marketing resources than we do, and may have a more established customer base than we are able to develop. There is no assurance that we will be able to compete successfully against our competitors or that such competition will not have a material adverse effect on our business operations or financial condition. See the information under the heading “Competition” in Item 1 of this annual report.

Stevia competes with sugar and high intensity sweeteners in the global sweetener market and the success of stevia will largely depend on consumer perception of the positive health implications of stevia relative to other sweeteners.

The continued growth of stevia's share of the global sweetener market depends upon consumer acceptance of stevia and stevia related products and the health implications of consuming stevia relative to other sweetener products. The publication of any studies or revelation of other information that has negative implications regarding the health impacts of consuming stevia may slow or reverse the growth in consumer acceptance of stevia, which may have a material adverse effect on our business operations and financial condition.

If demand for stevia does not increase, there will be excess capacity, which will decrease the market price of stevia and reduce our potential revenues.

Stevia producers have developed a large manufacturing capacity in expectation of a large demand for stevia products and we expect that demand for stevia will increase significantly in the future, particularly in light of the fact that certain stevia products have received “generally recognized as safe” status in the United States. However, there can be no assurance that this will be the case and if demand for stevia does not increase, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and reduce our potential revenues.

Our competitors may develop products or technologies that make ours undesirable or noncompetitive.

Many companies are engaged in the pursuit of growing stevia leaf and manufacturing stevia extract.  Our future success will depend on our ability to maintain a competitive position with respect to technological advances, including the development of stevia varieties with high Rebaudioside A content. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing and farming capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities. Our competitors, either alone or with their collaborative partners, may succeed in developing stevia leaf or stevia products that taste better and are more affordable, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our stevia leaf or stevia products undesirable by comparison, making it difficult for us to generate revenue.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Only recently have we explored opportunities in the commercialization of stevia leaf or stevia extracts.  As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

We may not be able to manage our expansion of operations effectively.

Our success will depend upon the expansion of our operations and the effective management of any growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train qualified personnel. Our management will also be required to develop relationships with customers, suppliers and other third parties.  Our current and planned operations, personnel, systems, and internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to hire and retain qualified personnel, we may not be able to implement our business plan.

We currently have one full-time employee, our Chief Executive Officer Robert Brooke, and three part-time employees. Attracting and retaining qualified personnel will be critical to our success. Our success will be highly dependent on the hiring and retention of key personnel and scientific staff.  There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of its respective business.  In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history.  The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

We may choose to hire part-time employees or use consultants.  As a result, certain of our employees, officers, directors and consultants may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours.  In addition, we expect to rely on independent organizations, advisors and consultants to provide certain services, including product testing and construction.  The services of these independent organizations, advisors and consultants may not be available to us on a timely basis when needed, and if they are not available, we may not be able to find qualified replacements.  If we are unable to retain the services of qualified personnel, independent organizations, advisors and consultants, we may not be able to implement our business plan.

Our research and development efforts may use novel alternative technologies and approaches that have not been widely studied.  If these technologies are ineffective, we may never develop viable products.

We may use novel approaches and new technologies that have not been widely studied in our product development efforts. These approaches and technologies may not be successful. We expect to apply these approaches and technologies in our attempt to discover new conditions for production of proprietary stevia varieties that are also the subject of research and development efforts of many other companies. If our research and development efforts are unsuccessful we will be unable to develop our products or generate revenues, and you could lose all or part of your investment.

If we are unable to market and distribute our products effectively we may be unable to generate significant revenue.

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, we may be unable to establish or maintain such collaborative arrangements, or if we are able to do so, they may not provide us with the sales and marketing benefits we expect.  To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, which efforts may be unsuccessful.

If we fail to protect or enforce our intellectual property rights or secure rights to the patents of others, the value of our intellectual property rights would diminish.

We currently have no patents, patent applications or trademarks.  However, we expect to develop such intellectual property rights as we increase our research and development efforts.  We may be unable to obtain patents or other protection for any intellectual property rights we do develop.  If we are issued patents, we cannot predict the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents.  Others may obtain patents with claims similar to those covered by our patents and patent applications, which may limit the efficacy of the protections afforded by any patents we may obtain.

Our success will also depend upon the skills, knowledge and experience of our personnel, our consultants and advisors, as well as our licensors and contractors. To help protect any proprietary know-how we develop and any inventions for which patents may be unobtainable or difficult to obtain, we expect to rely on trade secret protection and confidentiality agreements. To this end, we expect to require our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of our confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information or rights in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs.  We could be required to

•

obtain licenses, which may not be available on commercially reasonable terms, if at all;

•

redesign our products or processes to avoid infringement;

•

stop using the subject matter claimed in the patents held by others;

•

pay damages; or

•

defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We could become subject to environmental claims.

We are subject to environmental regulations, which require us to minimize impacts upon air, water, soil and vegetation. If our operations violate these regulations, government agencies will usually require us to conduct remedial actions to correct such negative effects. Such actions could substantially increase our costs and potentially prevent us from producing our products.

We will use hazardous materials in our business, and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development efforts and our manufacturing and agricultural processes may involve the controlled storage, use and disposal of certain hazardous materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may not be able to obtain and maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future environmental laws and regulations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

If we are able to develop and commercialize our proposed products, we could become subject to product liability claims.  If we are not able to successfully defend ourselves against such claims, we may incur substantial liabilities or be required to limit commercialization of our proposed products. If we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability, claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Government regulation of our products could increase our costs, prevent us from offering certain products or cause us to recall products.

While stevia and/or stevia products have been approved for use in food and beverages in most major economic regions, including the United States, the European Union, and Japan, there are still certain countries and regions where stevia has not been approved for use.  Global demand for stevia and stevia products may be limited if stevia’s approval is not sustained or obtained in these regions.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products is subject to regulation by one or more federal agencies, and various agencies of the states and localities in which our products are sold. These government regulatory agencies may attempt to regulate any of our products that fall within their jurisdiction. Such regulatory agencies may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food “health claim,” may determine that a particular product is an unapproved new drug, or may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our products. We also may be unable to disseminate third-party literature that supports our products if the third-party literature fails to satisfy certain requirements.

In addition, a government regulatory agency could require us to remove a particular product from the market. Any product recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any such product recalls or removals could lead to liability, substantial costs and reduced growth prospects.

If any of our products contain plants, herbs or other substances not recognized as safe by a government regulatory agency, we may not be able to market or sell such products in that jurisdiction. Any such prohibition could materially adversely affect our results of operations and financial condition. Further, if more stringent statutes are enacted, or if more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense, or at all.

We are not able to predict the nature of future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could have a material adverse effect on our business operations and financial condition.

Circumstances outside of our control could negatively affect consumer perception of and demand for our proposed products.

Even if stevia-based products distributed by us conform to international safety and quality standards, sales could be adversely affected if consumers in our target markets lose confidence in the safety, efficacy, and quality of nutritional supplement products. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products distributed by us. We may not be able to overcome any such negative publicity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Our Board of Directors is currently comprised of three directors, Mr. Brooke, our Chief Executive Officer, Dr. Avtar Dhillon and Dr. Anthony Maida III.  Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, but we have not established an audit committee. Neither Mr. Brooke nor Dr. Dhillon would be considered independent for purposes of membership on an audit committee pursuant to applicable rules of the Nasdaq Stock Market.

Mr. Brooke currently serves as our principal financial officer and principal accounting officer.  Although Mr. Brooke has professional experience in finance and accounting, he does not have professional credentials.  We expect to appoint independent directors with experience in finance and accounting to our Board of Directors and to hire additional dedicated finance and accounting staff as we increase our operations.  However, until we have done so, we may be unable to maintain effective internal control over financial reporting and stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

We may not be able to establish or maintain adequate controls over our financial processes and reporting, especially as we increase our operations. We may discover material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. Moreover, as we increase our operations we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants and internal resources to that end are significant and difficult to predict.

Risks Related to our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock only recently began trading on the OTC Bulletin Board (“OTCBB”), and has a limited trading history on that market. Trading on the OTCBB is frequently highly volatile, with low trading volume. Since our common stock became available for trading on the OTCBB in March 2012, we have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our common stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

Trading of our stock is restricted by the SEC’s “penny stock” regulations and certain FINRA rules, which may limit a stockholder’s ability to buy and sell our common stock.

Our securities are covered by certain “penny stock” rules, which impose additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and accredited investors. For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale, among other things. These rules may affect the ability of broker-dealers and holders to sell our common stock and may negatively impact the level of trading activity for our common stock. To the extent our common stock remains subject to the penny stock regulations, such regulations may discourage investor interest in and adversely affect the market liquidity of our common stock.

The Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

If we issue additional shares in the future, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 525,000,000 shares of common stock, of which 52,389,008 are outstanding.  In addition, we have issued convertible debentures convertible into approximately 1,194,000 shares of our common stock, not including interest payable under these debentures that is also convertible into shares of our common stock.  We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock our existing stockholders will be diluted.  Our Board of Directors may also choose to issue shares of our common stock, or securities convertible into or exercisable for our common stock, to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures.  The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this report, director Dr. Avtar Dhillon controls 10.8% of our outstanding common stock and director and Chief Executive Officer Robert Brooke controls 4.9% of our outstanding common stock.  As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently lease office and laboratory space at 5225 Carlson Rd., Yuba City, California 95993.  Our current lease agreement for that space, which supersedes and replaces the commercial lease agreement we previously entered for space at the same location, expires on May 1, 2017 and our rent payments thereunder are $2,300 per month.

Additionally, we currently lease approximately 1,000 acres of land in Sutter County, California that we intend to use for the cultivation and harvesting of the stevia plant.  Our lease agreement for that land expires on May 1, 2014 and we have pre-paid the aggregate amount of our rent payments thereunder, totaling $250,000.

We believe that our current facilities and land will be adequate for our needs for the next 12 months, although we may lease additional land for the conduct of stevia field trials.

Item 3.  Legal Proceedings

From time to time, we may become involved in litigation that arises in the ordinary course of our business. Neither we nor any of our property is currently subject to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were quoted through the facilities of the OTC Bulletin Board (“OTCBB”) from April 1, 2009 until July 6, 2009 under the symbol “LDMI.OB”. On July 6, 2009, quotation of our shares of common stock on the OTCBB ceased due to our failure to comply with Rule 15c2-11 of the Exchange Act. On February 25, 2010 our shares were again cleared for quotation on the OTCBB under the symbol “LDMI.OB.”  On November 23, 2011, in connection with our name change to Stevia First Corp., the OTCBB provided us with the symbol “STVF.OB”.  No shares of our common stock traded through the OTCBB prior to March 5, 2012 and there is currently no established public trading market for our common stock.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Fiscal 2011
First Quarter ended June 30, 2010*	-	-
Second Quarter ended September 30, 2010*	-	-
Third Quarter ended December 31, 2010*	-	-
Fourth Quarter ended March 31, 2011*	-	-

Fiscal 2012*
First Quarter ended June 30, 2011*	-	-
Second Quarter ended September 30, 2011*	-	-
Third Quarter ended December 31, 2011*	-	-
Fourth Quarter ended March 31, 2012#	3.28	-

Fiscal 2013*
First Quarter ending June 30, 2012 (through July 3, 2012)	2.60	0.40

# There was no market for our common stock during portions of this period

* There was no market for our common stock during this period.

Holders of Common Stock

As of May 29, 2012, there were 8,351 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan.  Under the 2012 Plan, we are authorized to issue up to 5,000,000 shares of our common stock in stock incentive awards to employees, directors and consultants.

Except as listed in the table below, as of March 31, 2012, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2012 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,100,000	$ 0.10	2,900,000	(1)
Equity compensation plans not approved by security holders	-	-	-

Total	2,100,000	$ 0.10	2,900,000

(1)

As of March 31, 2012, 2,900,00 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described under the heading “Risk Factors” and elsewhere in this Annual Report.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended March 31, 2011 and 2012.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space and land for plant cultivation and harvesting in California, we are pursuing our new business of agricultural biotechnology related to the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia production from plant breeding through propagation, planting, cultivation, and harvesting, and which also develops, markets, and sells stevia products. Unless the context otherwise requires, all references in this discussion to “we,” “us,” “our,” the “Company,” or “Stevia First” refer to Stevia First Corp.

Our new stock symbol “STVF.OB” became effective with the Over-the-Counter Bulletin Board (“OTCBB”) at the opening of trading on November 23, 2011. No shares of our common stock traded until March 5, 2012 and there is currently no established public trading market for our common stock.

Plan of Operations

We have not yet generated or realized any revenues from our business operations. In their report on the annual consolidated financial statements for the fiscal year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations. We do not expect to generate cash from our operations for the foreseeable future. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors.

As described further under the heading “Liquidity and Capital Resources” below, (i) on January 31, 2012, we issued a $250,000 convertible debenture to an investor in a private placement (the “January Private Placement”) and (ii) on February 7, 2012, we entered into a subscription agreement (the “February Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to pay us $1,250,000 over a 12 month period beginning on March 1, 2012, in consideration for our issuance of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000.  On May 22, 2012, we received advance payment from the investor for all remaining tranches under the February Subscription Agreement and issued the remaining shares of common stock and convertible debentures.  Our current strategy is to build a vertically integrated stevia enterprise in North America through our internal research and development, cultivation of stevia in California’s Central Valley, product development activities combined with acquiring rights to additional land suitable for stevia planting, and forming alliances with leading California growers, current manufacturers and distributors of high-grade but low-cost stevia extracts with superior taste profiles.

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances including the purchase of rights to additional land that is suitable for stevia cultivation, and to complete the build-out of a stevia tissue culture laboratory and nursery in California. Total expenditures over the next 12 months are expected to be approximatly $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

As further discussed under the heading “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Development Stage Company

We comply with our characterization of the Company as a development stage enterprise.

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

Advertising Costs

We expense advertising costs as incurred.

Leasehold Impairment

The Company reviews for impairment of leasehold assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the leasehold asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the leasehold asset at the date it is tested for recoverability, whether in use or under development.

Revenue Recognition

We have no current source of revenue; therefore we have yet adopted any policy regarding the recognition of revenue or cost.

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

We compute loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of March 31, 2012, we had no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through June 9, 2012 and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Results of Operations

The following table sets forth our results of operations for the years ended March 31, 2012 and 2011.

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenues	$ -	$ -	$ -

Operating Expenses:

General and Administrative	$ 1,127,402	$ 1,137	$ 1,129,156
Leasehold Impairment Expense	38,091	-	38,091
Mineral Properties	-	-	12,228
Professional fees	120,437	25,582	205,920
Related Party Rent	8,500	-	8,500
Related Party Consulting Fee	6,000	5,000	11,000
Loss from operations	$ (1,300,430)	$ (31,719)	$ (1,404,919)

Other expenses
Foreign currency translation	(2,523)	-	(2,523)
Interest expense	(18,300)	(3,556)	(24,073)
Loss before income taxes	(1,321,253)	(35,275)	(1,431,515)
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,321,253)	(35,275)	(1,431,515)

Loss per share - Basic and diluted	$ (0.03)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,451,096	51,450,000

Fiscal year Ended March 31, 2012 Compared to fiscal year Ended March 31, 2011

Our net loss during the fiscal year ended March 31, 2012 was $1,321,253 compared to a net loss of $35,275 for the fiscal year ended March 31, 2011 (an increase in net loss of $1,285,978). During the fiscal year ended March 31, 2012 and 2011, respectively, we did not generate any revenue.

During the fiscal year ended March 31, 2012, we incurred general and administrative expenses in the aggregate amount of $1,127,402 compared to $1,137 incurred during the fiscal year ended March 31, 2011 (an increase of $1,126,265). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. In addition, during the fiscal year ended March 31, 2012, we incurred related party consulting fees in the amount of $6,000 compared to $5,000 incurred during the fiscal year ended March 31, 2011 (an increase of $1,000). During the fiscal year ended March 31, 2012, we incurred related party rent totaling $8,500 compared to $0 incurred during the fiscal year ended March 31, 2011 (an increase of $8,500). Also during the fiscal year ended March 31, 2012, we incurred stock-based compensation totaling $979,880 compared to $0 incurred during the fiscal year ended March 31, 2011.

This resulted in a loss of $1,300,430 during the fiscal year ended March 31, 2012 compared to a loss from operations of $31,719 during the fiscal year ended March 31, 2011.

During the fiscal year ended March 31, 2012, we recorded total other expenses consisting of interest expense and foreign currency translation in the amount of $18,300 and $2,523, respectively, compared to total other expenses consisting of interest expense and foreign currency translation recorded during the fiscal year ended March 31, 2011 in the amount of $3,556 and $0, respectively.

This resulted in a net loss of $1,321,253 during the fiscal year ended March 31, 2012 compared to a net loss of $35,275 during the fiscal year ended March 31, 2011.

The increase in net loss during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in stock-based compensation expenses. The Company had no revenues during the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of March 31, 2012, we had total current assets of $534,906. Our total current assets as of March 31, 2012 were comprised of cash in the amount of $532,206, a security deposit of $1,500 and prepaid expenses in the amount of $1,200. Our total current liabilities as of March 31, 2012 were $306,613 represented primarily by accounts payable and accrued liabilities of $79,763, accounts payable to related party of $10,921, notes payable of $196,800, and accrued interest of $19,130. As a result, on March 31, 2012, we had a working capital of $228,293.

As of March 31, 2012 our long term liabilities were $277,524, which consisted of convertible notes payable in the amount of $450,000, net of a discount of $172,476

Recent Financings

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

On February 7, 2012, we entered into the February Subscription Agreement pursuant to which, beginning on March 1, 2012, the investor thereunder irrevocably agreed to pay $1,250,000 in consideration for our issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000. Under the February Subscription Agreement, the investor will purchase such shares and such convertible debentures in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock, and the conversion prices for all tranches may be set to $1.50 in the event that funding does not occur pursuant to the defined schedule.  On May 22, 2012, we received an advance payment of $850,000 from the investor under the February Subscription Agreement, which represents all remaining amounts owed by the investor under the February Subscription Agreement.  Prior to our receipt of the investor’s advance payment of $850,000, the investor had purchased common stock and convertible debentures under the February Subscription Agreement for total proceeds to us of $400,000.

Each convertible debenture issuable pursuant to the February Subscription Agreement bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, and is  convertible at the holder’s option into our common stock at the applicable conversion price. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under each of the debentures in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $532,206 as of March 31, 2012 and obtained $250,000 in new financing on January 31, 2012 through issuance of the convertible debenture in the January Private Placement. We also obtained $400,000 in new financing in March 2012 and $850,000 in new financing through issuance of stock and convertible debentures pursuant to the February Subscription Agreement.  As we discuss under the heading “Plan of Operations” above, our total expenditures over the next 12 months are expected to be approximately $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2012, net cash flow used in operating activities was $208,727 compared to net cash flow used in operating activities of $26,120 for the fiscal year ended March 31, 2011.  This increase is due to the increase in our operations as we began transitioning to our new business as an agricultural biotechnology company during the second half of the fiscal year ended March 31, 2012. Net cash flow used in operating activities during the fiscal year ended March 31, 2012 consisted primarily of a net loss of $1,321,253 offset by $71,614 for increases in  accounts payable and accrued liabilities, and $979,880 related to stock-based compensation. Net cash flow used in operating activities during the fiscal year ended March 31, 2011 consisted of a net loss of $35,275 offset by a $5,000 increase in expenses paid on behalf of the Company by a third party and a $3,555 increase in accrued interest on loans and $862 for prepaid expense and $1,462 for accounts payable and accrued liabilities.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2012, net cash flow provided by financing activities was $769,928 compared to net cash flow provided by financing activities of $35,000 for the fiscal year ended March 31, 2011. Net cash flow provided from financing activities during the fiscal year ended March 31, 2012 was derived primarily from $250,000 received in connection with the January Private Placement and $400,000 received in connection with the February Subscription Agreement.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2012, net cash flow used in investing activities was $39,591 compared to net cash flow used in investing activities of $0 for the fiscal year ended March 31, 2011. Net cash flow used in investing activities during the fiscal year ended March 31, 2012 was primarily a result of leasehold improvements that were amortized fully in the amount of $38,091.

Loan Obligations

On May 24, 2012, we entered into note exchange agreements (each, a “Note Exchange Agreement”) with two holders of eleven separate outstanding promissory notes with an aggregate principal amount of $196,800 that were issued between December 23, 2008 and October 26, 2011.  Pursuant to the Note Exchange Agreements, on May 25, 2012, all principal and accrued but unpaid interest under these outstanding promissory notes, totaling approximately $214,800, were canceled in exchange for shares of our common stock at a conversion rate of $1.00 per share.

Going Concern Statement

We have not yet received revenues from sales of products or services, and have recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data

The financial statements required by this item are set forth at the end of this annual report beginning on page F-1 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. We identified the following weaknesses during our evaluation:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended March 31, 2012, the Company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were often performed by the same person, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies. The Company does not have an audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director Since
Dr. Avtar Dhillon	Chairman of the Board of Directors	51	August 2011
Dr. Anthony Maida III	Director	60	March 2012
Robert Brooke	Chief Executive Officer and Director	32	January 2012

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon, 51, has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011.  Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012.  Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since March 2011.  Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Amex: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry. Dr. Dhillon led nine successful financings, raising over $136 million for Inovio and concluded several licensing deals valued at over $200 million that included global giants, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon was vice president of MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp., a biotechnology company listed on the Toronto Stock Exchange and the Nasdaq Stock Market. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare-focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member of Protox Therapeutics, Inc., now a publicly traded specialty pharmaceutical company. Dr. Dhillon maintained his board position until the execution of a financing of up to $35 million with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, the largest venture capital corporation in British Columbia.  Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions.  He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III, 60, joined our Board of Directors in March 2012.  Dr. Maida has served on the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since June 2011 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee.  Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently and has been since June 2011 the Chief Operating Officer at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell-based vaccines to treat patients with cancer. Dr. Maida has been the acting Chairman of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. He has served as Chairman, Founder and Director of BioConsul Drug Development Corporation and as Principal of Anthony Maida Consulting International since 1999, providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently, from August 2010 to June 2011, Dr. Maida was Vice President of Clinical Research and General

Manager, Oncology, world-wide for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. From 1999 to 2001, he held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a privately held biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and President of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Dr. Maida served as President and CEO of Jenner Biotherapies, Inc., a biopharmaceutical company. From 1980 to 1992, he held senior management positions with various companies including Vice President Finance and Chief Financial Officer of Data Plan, Inc., a wholly owned subsidiary of Lockheed Corporation.  Dr. Maida has strong practical experience in agriculture through management of all aspects of a family farm business and contract work for Del Monte, Sunsweet, and FMC Corporation.  This includes work related to row crops for irrigation, pest control, cultivation, harvest, technology utilization, equipment operation, experimental seed testing, and set-up of fully-integrated agricultural systems. Dr. Maida serves or has served as a consultant and technical analyst for several investment firms, including CMX Capital, LLC, Sagamore Bioventures, Roaring Fork Capital, North Sound Capital, The Bonnie J. Addario Lung Cancer Foundation and Pediatric BioScience, Inc. Additionally, he has been retained by Abraxis BioScience, Inc., Northwest Biotherapeutics, Inc., Takeda Chemical Industries, Ltd. (Osaka, Japan), and Toucan Capital to conduct corporate and technical due diligence on investment opportunities. Dr. Maida formerly served as a member of the Board of Directors of Sirion Therapeutics, Inc., a privately held ophthalmic-focused company, and GlycoMetrix, Inc., a startup company focused on the development of tests to identify carbohydrates that can indicate cancer. He is a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California in 2010. Dr. Maida brings to our Board of Directors significant practical experience in agriculture.  We believe that his financial and operational experience in our industry will provide important resources to our Board of Directors.

Robert Brooke, 32, has served as a director and our Chief Executive Officer since January 31, 2012, and previously served as our Vice President of Business Development beginning in October 2011. Mr. Brooke is a founder of Genesis Biopharma, Inc. (OTCBB: GNBP.OB), a cancer drug development company, where he served as Director, President and Chief Executive Officer from March 2010 until February 2011. Mr. Brooke is also the founder of Percipio Biosciences, Inc., a privately held research diagnostics company that manufactures and distributes products related to oxidative stress research, and has served as its President since 2008. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, and investment manager to Bristol Investment Fund, Ltd. During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report as the most active investor in private placements by public biotechnology companies. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005.   Mr. Brooke provides our Board of Directors with public and private capital raising experience, as well as experience in leading early stage biotechnology companies.

Term of Office

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Family Relationships

No family relationships exist between any of the directors or executive officers of the Company.

Audit Committee of the Board of Directors

Our Board of Directors does not have a standing audit committee or a committee performing similar functions.  The entire Board of Directors currently performs the functions and duties generally performed by a separately constituted audit committee.

Our Board of Directors has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and is financially sophisticated within the meaning of applicable Nasdaq Listing Rules.

Code of Business Conduct and Ethics

Our Board of Directors has not adopted a code of ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We expect that our Board of Directors will adopt such a code of ethics in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no Form 5 was required for such persons, we believe that, during our fiscal year ended March 31, 2012, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements, except as follows: (i) Dr. Avtar Dhillon failed to file a Form 4 on a timely basis with respect to the disposition of an aggregate amount of 26,350,000 shares of our common stock in 13 separate transactions and a stock option grant for 500,000 shares, and (ii) Robert Brooke failed to file a Form 4 on a timely basis with respect to the acquisition of 2,572,500 shares from Dr. Avtar Dhillon.

Item 11.  Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2012 and March 31, 2011 for (i) our current principal executive and financial officer, (ii) our former principal executive and financial officers and (iii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of fiscal year 2012 and whose total compensation exceeded $100,000 in fiscal year 2012 (none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Tao Chen, former President, CEO, Secretary, Treasurer (2)	2012	-	-	-
	2011	7,000	-	7,000
Dr. Avtar Dhillon, Interim Principal Executive and Financial Officer (3)	2012	32,083	461,654 (1)	493,737
	2011	-	-	-
Robert Brooke, Chief Executive Officer (principal executive and financial officer) (4)	2012	28,539	-	28,539
	2011	-	-	-

(1)

Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures.  The underlying stock price used by the Company in computing the fair value of the options was an estimate of the stock price per share agreed to by a third-party investor in a financing agreement dated February 7, 2012.

(2)

Mr. Chen served as a director and as our President, Chief Executive Officer, Secretary and Treasurer from our incorporation on February 8, 2008 until his resignation on August 17, 2011.Mr. Chen received no compensation for his services as an officer and director during the fiscal year ended March 31, 2012.

(3)

Dr. Dhillon served as our Interim Principal Executive and Financial Officer from August 17, 2011 until the appointment of Mr. Brooke on January 31, 2012.  Dr. Dhillon received no compensation for his services as Interim Principal Executive and Financial Officer.  Dr. Dhillon has served as a director since August 17, 2011 and as Chairman of Our Board of Directors since January 31, 2012.  On February 23, 2012, in consideration for his services as a director and as Chairman, Dr. Dhillon was granted an option to purchase 500,000 shares of common stock with an exercise price of $0.10 per share.  The option vests in full on April 1, 2012.

(4)

Mr. Brooke was appointed as our Chief Executive Officer on January 31, 2012.  He previously served as our Vice President, Business Development in October 2011.  Concurrently with his appointment as Chief Executive Officer, he was also appointed principal financial and accounting officer.

Employment Agreements

On January 31, 2012, our Board of Directors appointed Robert Brooke as our Chief Executive Officer, Secretary, Treasurer, and director.  On January 31, 2011, we entered into an Executive Employment Agreement with Mr. Brooke. Under the agreement, Mr. Brooke will receive an initial annual base salary of $100,000 and will be eligible to participate in the benefits made generally available to similarly-situated executives. The agreement further provides that if Mr. Brooke is terminated other than for cause, death or disability, he is entitled to receive severance payments equal to six months of his base salary. If Mr. Brooke terminates his employment with us with good reason following a change of control, Mr. Brooke is entitled to receive severance payments equal to 12 months of his base salary. Severance payments will be reduced by any remuneration paid to Mr. Brooke because of Mr. Brooke’s employment or self-employment during the applicable severance period. The Executive Employment Agreement has an initial term of two years.

Under the Executive Employment Agreement, termination for “good reason” means a termination by Mr. Brooke following the occurrence of any of the following events without Mr. Brooke’s consent within six months of a change of control: (a) a change in Mr. Brooke’s position that materially reduces his level of responsibility; (b) a material reduction in Mr. Brooke’s base salary, except for reductions that are comparable to reductions generally applicable to similarly situated executives of the Company; and (c) relocation of Mr. Brooke’s principal place of employment more than 25 miles. The term “change of control” is defined as a change in ownership or control of the Company effected through a merger, consolidation or acquisition by any person or related group of persons (other than an acquisition by the Company, a Company-sponsored employee benefit plan or by a person or persons that directly or indirectly controls, is controlled by, or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) of securities possessing more than 50% of the total combined voting power of the outstanding securities of the Company.

Outstanding Equity Awards At Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options-(#) Exercisable	Number of Securities Underlying Unexercised Options-(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Avtar Dhillon	-	500,000(1)	$0.10	2/23/2022
	-	-
Robert Brooke	-	-
	-	-
Tao Chen	-	-

(1)

Represents an option to purchase 500,000 shares of our common stock granted to Dr. Dhillon under our 2012 Stock Incentive Plan on February 23, 2012.  The option has an exercise price of $0.10 and vests in full on April 1, 2012.   Dr. Dhillon received the grant in connection with his service as our director and did not receive any grants during his tenure as our Interim Principal Executive and Financial Officer.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.  During the fiscal year ended March 31, 2011, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Director Compensation Table

No compensation was paid to our non-employee directors during the fiscal year ended March 31, 2012Dr. Avtar Dhillon, the Chairman of our Board of Directors, served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012.  Dr. Dhillon received no compensation for his services as an executive officer.  On February 23, 2012, we granted to Dr. Dhillon an option to purchase 500,000 shares of common stock with an exercise price of $0.10 per share.  The options are exercisable in full on April 1, 2012.  This grant and any other amounts received by Dr. Dhillon for his services as a director are reflected in the Summary Compensation Table.

Tao Chen served as a director and as our President, Chief Executive Officer, Secretary and Treasurer from our incorporation on February 8, 2008 until August 17, 2011.  Amounts received by Mr. Chen for his services as an officer and director during the fiscal years ended March 31, 2012 and 2011 are reflected in the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Stevia First Corp., 5225 Carlson Rd., Yuba City, CA 95993. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days of July 3, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (3)	5,650,000	10.8%
Dr. Anthony Maida, III	0	*
Robert Brooke	2,572,500	4.9%
Tao Chen (2)	0	*
Current Directors and Executive Officers as a Group (3 persons)	8,222,500	15.7%

*Less than 1%

(1)

Based on 52,389,008 shares of our common stock issued and outstanding as of June 11, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Mr. Chen was our sole named executive officer and director during our fiscal year ended March 31, 2011.  His employment with us terminated and he resigned as a director in August 2011, following the private sale of his shares of our common stock to Dr. Dhillon.

(3)

Includes an option to purchase 500,000 shares of common stock exercisable in full on April 1, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the information disclosed under the same heading in Item 5 of this annual report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On April 23, 2012, we entered into a lease agreement with One World Ranches LLC pursuant to which we lease from One World Ranches LLC certain office and laboratory space located at the address of our principal executive offices. That lease agreement, which supersedes and replaces the commercial lease agreement we previously entered for office and laboratory space at the same location, commenced on May 1, 2012 and expires on May 1, 2017, and our rent payments thereunder are $2,300 per month.

Also on April 23, 2012, we entered into a lease agreement with Sutter Buttes LLC pursuant to which we lease from Sutter Buttes LLC approximately 1,000 acres of land in Sutter County, California on which we intend to cultivate and harvest the stevia plant.  That lease agreement commenced on May 1, 2012 and expires on May 1, 2014, and we have pre-paid the aggregate amount of all rent payments thereunder, totaling $250,000.

One World Ranches LLC and Sutter Buttes LLC, the owners of the property we lease and the landlords under the lease agreements, are jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains.  Both of the lease agreements were approved by our Board of Directors while Dr. Avtar Dhillon abstained from voting.

Except as described above, during the fiscal years ended March 31, 2010, 2011 and 2012, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Dr. Anthony Maida and Dr. Avtar Dhillon would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).  Mr. Robert Brooke would not qualify as “independent” because he currently serves as our Chief Executive Officer.  Mr. Tao Chen did not qualify as “independent” during the fiscal year ended March 31, 2012 because he served as our Chief Executive Officer and Chief Financial Officer during that period.  In addition, Dr. Dhillon served as our Interim Chief Executive Officer and Interim Chief Financial Officer during the fiscal year ended March 31, 2012 and participated in the preparation of our financial statements during that time.  As a result, Dr. Dhillon would not be considered independent for purposes of membership on an audit committee under Nasdaq Listing Rules.

Item 14.  Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Seale and Bears, CPAs, our independent registered public accounting firm, in the fiscal years ended March 31, 2011 and 2012 for services rendered.  All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2012	2011
Audit Fees (1)	$11,250	$14,413
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$11,250	$14,413

Audit Fees consist of fees paid for fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC. Pre-Approval Policies and Procedures

During the fiscal years ended March 31, 2012 and 2011, our Board of Directors did not have a standing audit committee or a committee performing similar functions and, during such periods, the entire Board of Directors performed the functions and duties generally performed by a separately constituted audit committee. Our Board of Directors approved the engagement of our independent registered public accounting firm before its engagement to perform all audit or non-audit services rendered during such fiscal years.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

(1) The financial statements filed as a part of this annual report are as follows:

 (2) Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The exhibits filed with this Report are set forth in the Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

Date: July 10, 2012	By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	July 10, 2012
Robert Brooke

/s/ Avtar Dhillon	Director	July 10, 2012
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	July 10, 2012
Dr. Anthony Maida, III

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc.
3.1.1	(2)	Articles of Incorporation of Stevia First Corp.
3.1.2	(1)	Articles of Merger, effective October 10, 2011
3.1.3	(3)	Certificate of Change, effective October 10, 2011
3.2.1	(4)	Bylaws of Stevia First Corp.
3.2.2	(5)	Certificate of Amendment of Bylaws of Stevia First Corp.
10.1	(6)	Promissory Note, dated July 3, 2011, issued in favor of Stevia First Corp. by Tao Chen
10.3	(7)	Form of Convertible Debenture Subscription Agreement
10.4	(8)	Form of Convertible Debenture
10.5	(9) #	Executive Employment Agreement, dated January 31, 2012, by and between Stevia First Corp. and Robert T. Brooke
10.6	(10) #	Stevia First Corp. 2012 Stock Incentive Plan
10.7	(11)	Form of Convertible Debenture
10.8	*	Subscription Agreement, dated February 7, 2012, by and between Stevia First Corp. and the investor named on the signature pages thereto
10.9	*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and One World Ranches LLC
10.10	*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and Sutter Butte Ranches LLC
23.1	*	Consent of Seale and Beers, CPAs
31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS ++	XBRL Instant Document**
101.SCH++	XBRL Taxonomy Extension Schema Document**
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE++	BRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
++

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011
(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008
(3)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011
(4)	Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008
(5)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(6)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2011
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stevia First Corporation (fka Legend Mining, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Stevia First Corporation (fka Legend Mining, Inc.) (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2012 and since inception on July 1, 2007 through March 31, 2012. Stevia First Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stevia First Corporation (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2012 and since inception on July 1, 2007 through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2012, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 10, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Audited)

Assets
	March 31,	March 31,
	2012	2011

Current Assets:
Cash	$ 532,206	$ 10,596
Security Deposit (See Note 11)	1,500	-
Prepaid Expense	1,200	862
Total Current Assets	534,906	11,458

Total Assets	$ 534,906	$ 11,458

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 79,763	$ 8,148
Accounts Payable - Related Party	10,921	1,000
Notes Payable (See Note 7)	196,800	81,800
Accrued Interest	19,130	5,772
Total Current Liabilities	306,613	96,720

Notes Payable, Convertible, long term	450,000	-
Less discount	(172,476)	-
Notes Payable, Convertible, long term, net of discount (See Note 8)	277,524	-
Total liabilities	584,137	96,720

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 51,650,000 shares
issued and outstanding	51,650	51,450
Additional paid-in-capital	1,330,634	(26,450)
Deficit accumulated during the development stage	(1,431,515)	(110,262)
Total stockholders' equity (deficit)	(49,231)	(85,262)
Total liabilities and stockholders' equity (deficit)	$ 534,906	$ 11,458

The accompanying notes are an integral part of these financials statements.

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenues	$ -	$ -	$ -

Operating Expenses:

General and Administrative	$ 1,127,402	$ 1,137	$ 1,129,180
Leasehold Impairment Expense	38,091	-	38,091
Mineral Properties	-	-	12,228
Professional fees	120,437	25,582	205,920
Related Party Rent	8,500	-	8,500
Related Party Consulting Fee	6,000	5,000	11,000
Loss from operations	$ (1,300,430)	$ (31,719)	$ (1,404,919)

Other expenses
Foreign currency translation	(2,523)	-	(2,523)
Interest expense	(18,300)	(3,556)	(24,073)
Loss before income taxes	(1,321,253)	(35,275)	(1,431,515)
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,321,253)	(35,275)	(1,431,515)

Loss per share - Basic and diluted	$ (0.03)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,451,096	51,450,000

The accompanying notes are an integral part of these financials statements.

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Audited)
				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital	Stage	Total
Balance- July 1, 2007	-	$ -	$ -	$ -	$ -
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-	4,500
December 18, 2007
Subscribed for cash
at $0.0001	11,200,000	11,200	(3,200)	-	8,000
January 18, 2008
Subscribed for cash
at $0.0001	8,750,000	8,750	3,750	-	12,500
Net loss	-	-	-	(8,583)	(8,583)

Balance- March 31, 2008	51,450,000	$ 51,450	$ (26,450)	(8,583)	$ 16,417

Net loss	-	-	-	(38,112)	(38,112)

Balance- March 31, 2009 (restated)	51,450,000	$ 51,450	$ (26,450)	$ (46,695)	$ (21,695)

Net loss	-	-	-	(28,292)	(28,292)

Balance- March 31, 2010	51,450,000	$ 51,450	$ (26,450)	$ (74,987)	$ (49,987)

Net loss	-	-	-	(35,275)	(35,275)

Balance- March 31, 2011	51,450,000	$ 51,450	$ (26,450)	$ (110,262)	$ (85,262)

Subscribed for cash at $1.00	200,000	200	199,800	-	200,000
Beneficial Conversion Feature of convertible Debt			177,404		177,404
Stock based compensation			979,880		979,880
Net loss				(1,321,253)	(1,321,253)

Balance- March 31, 2012	51,650,000	$ 51,650	$ 1,330,634	$ (1,431,515)	$ (49,231)

The accompanying notes are an integral part of these financials statements.

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

			From July 1, 2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Operating activities
Net loss	$ (1,321,253)	$ (35,275)	$ (1,431,515)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	5,000	5,000
Stock based compensation	979,880	-	979,880
Prepaid expense	(338)	(862)	(1,200)
Impairment loss	38,091	-	38,091
Accrued interest	13,358	3,555	19,130
Accounts payable - Related Party	9,921	-	10,921
Accounts payable and accrued liabilities	71,614	1,462	79,763
Net Cash (Used in ) Operating Activities	(208,727)	(26,120)	(299,931)

Financing activities
Loans from third party	569,928	35,000	646,728
Shares subscribed for cash	200,000	-	225,000
Net Cash Provided by Financing Activities	769,928	35,000	871,728

Investing activities
Security deposit	(1,500)	-	(1,500)
Leasehold improvement costs	(38,091)	-	(38,091)
Net Cash Used in Investing Activities	(39,591)	-	(39,591)

Net increase in cash	521,610	8,880	532,206

Cash and Cash Equivalent - Beginning of Period	10,596	1,716	-
Cash and Cash Equivalent - End of Period	$ 532,206	$ 10,596	$ 532,206

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes
	$ -	$ -	$ -

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$ -	$ 5,000	$ 5,000
Stock-based compensation	$ 979,880	$ -	$ 979,880
Leasehold impairment loss	$ 38,091	$ -	$ 38,091

The accompanying notes are an integral part of these financials statements.

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(Audited)

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

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,431,515 as at March 31, 2012, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and private placement of equity or debt securities. There is no assurance that the Company will be able to obtain further loans, or that the Company will be able to raise sufficient funds through a private placement or otherwise.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. These condensed consolidated financial statements include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2012, the condensed consolidated results of its operations for the twelve months ended March 31, 2012 and 2011, and the condensed consolidated cash flows for the twelve months ended March 31, 2012 and 2011.

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

Advertising Costs

The Company expenses advertising costs as incurred.  There were $19,085 in advertising costs incurred in the prior twelve months and no advertising costs were incurred in the prior year and were $19,085 from inception through March 31, 2012.

Leasehold Impairment

The Company reviews for impairment of leasehold assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when sum of the estimated undiscounted future cash flows expected to result from the use of the leasehold asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the leasehold asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of leasehold asset exceeds its fair value. As of March 31, 2012, the company has fully impaired the leasehold improvements of $38,091.

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

Stock-based compensation

The Company accounts for stock based compensation by recognizing the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the director is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued to consultant for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.  The volatility used by the Company in computing the fair value at the options they are issued is based on the Company’s trading activity since late February 2012.  Although there are limited days to evaluate volatility, the long-term nature of all options minimizes the effect of modest changes in volatility on the Black-Scholes model of fair value for the options. The underlying stock price used by the Company in computing the fair value of the options was an estimate of the stock price per share agreed to by a third-party investor in a financing agreement dated February 7, 2012.

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

4.  RECLASSIFICATION

Certain 2011 expenses have been combined in order to conform the Company's prior year’s presentation into the Company's current year’s presentation format.

5.  EQUITY

As of March 31, 2012, the total number of common shares authorized that may be issued by the Company is 525,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

Effective October 10, 2011, the Company effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. This stock split has been retroactively applied throughout our financial statements.

During the period from June 29, 2007 (inception) to March 31, 2008, the Company issued 51,450,000 shares of common stock for total cash proceeds of $25,000 (on a split-adjusted basis).

On February 7, 2012, the company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible notes from us over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor will purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25.   The conversion price of the common stock underlying each of the convertible notes is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock.

The Company has a stock option and incentive plan, the “2012 Stock Incentive Plan”. The exercise price for all equity awards issued under the 2012 Stock Option Plan is based on the fair market value of the common share price.

On February 24, 2012, Dr. Dhillon was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.10.  The option vested in full on April 1, 2012.

The company has issued options to purchase 1,150,000 shares of common stock to nine consultants.  One quarter of the common shares subject to each of those options vests on each of the six (6) monthly anniversaries of the grant date. The company has also issued options to purchase 450,000 shares to a consultant that became fully vested on April 1, 2012.

As of March 31, 2012, there were 2,100,000 stock options issued.

A summary of the Company’s stock option activity for the period ended March 31, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price	Volatility
Options Outstanding, March 31, 2012	2,100,000	$0.10	$1.00	183.83%

Vested
March 31, 2012	-	$0.10	$1.00	183.83%
Expected to vest
April 1, 2012	950,000	$0.10	$1.00	183.83%

As of March 31, 2012, the total stock-based compensation cost is $979,880. The remaining unamortized cost of the stock-based awards was $1,117,810 as of March 31, 2012. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

A summary of the company’s expected stock-based compensation cost is presented below:

	For year ended March 31, 2012	For year ended March 31, 2013	For periods after March 31, 2013
Expensed fair value of options that vest fully after 2 years	$56,572	$573,582	$518,580
Expensed fair value of options that vest fully on April 1, 2012	923,308	25,647	-
Total expensed fair value of options	$979,880	$599,229	$518,580

6.  INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $1,431,515 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the twelve months ended March 31, 2012, and 2011, was as follows (using a 34 percent effective Federal income tax rate in 2012 and 2011):

	Twelve months ended March 31,	Twelve months ended March 31,
	2012	2011
Current Tax Provision:
Federal-
Taxable income (loss)	$(1,321,253)	$(35,275)

Deferred Tax Provision:
Federal-
Loss carryforwards	$449,226	$11,994
Change in valuation allowance	(449,226)	(11,994)

Total deferred tax provision	$-	$-

7.  NOTES PAYABLE

From inception to March 31, 2010, the Company issued four separate loans or promissory notes with an aggregate principal amount of $41,800.  Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of March 31, 2012 is $7,239.

During the fiscal year ended March 31, 2011, the Company issued four separate loans or promissory notes with an aggregate principal amount of $40,000.  Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of March 31, 2012 is $3,453.

During the fiscal year ended March 31, 2012, the Company issued three separate loans or promissory notes with an aggregate principal amount of $115,000. Each of the loans is payable upon demand and bears interest at 6%.  Interest accrued in aggregate for these loans as of March 31, 2012 is $4,813.

8.  CONVERTIBLE NOTES PAYABLE

During the fiscal year ended March 31, 2012, the Company issued three convertible debentures with an aggregate principal amount of $450,000, which is also the face value of the notes. Each convertible note bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. Interest accrued in aggregate for these convertible debentures as of March 31, 2012 is $3,625.

On January 31, 2012, the Company issued a $250,000 convertible note, which matures on January 31, 2015.  The Company also issued a $125,000 convertible note on March 21, 2012, which matures on March 21, 2015 and a $75,000 convertible note on March 23, 2012, which matures on March 23, 2015.  If all principal were converted into common shares, the holders would receive 786,058 shares of common stock that would represent $1,249,832 if valued at the market price of the Company’s common stock on March 31, 2012, which exceeds the face value of the notes by $799,832.  A discount of $177,404 has been applied to these notes related to their conversion feature because the conversion price of certain of these notes was below the trading price of the Company’s common stock on the date of the notes’ issuance.  This discount is being expensed as interest over the term of the notes.

The anticipated amortization of the discount on the convertible notes is as follows:

	For year ended March 31, 2012	For year ended March 31, 2013	For periods after March 31, 2013
Amortized discount	$4,928	$59,135	$113,341

9.  RELATED PARTY TRANSACTIONS

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement with World Ranches LLC (“One World Ranches”), which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA 95993 for a term of five years expiring on September 1, 2016 at a rate of $1,000 per month.  As of March 31, 2012, remaining payments due over the term of the lease agreement totaled $48,000.  Also refer to Note 10 – Lease Obligations and Note 12 - Subsequent Events.

Effective as of January 1, 2012, the Company modified the lease agreement to provide for additional office and laboratory space for an additional $500 per month, for a total rental payment of $1,500 per month.  As a result, as of March 31, 2012, the remaining payments due over the term of the lease agreement total $75,000.

10.  LEASE OBLIGATIONS

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA  95993 for a term of five years expiring on September 1, 2016 at a rental amount of $1,000 per month.  As of March 31, 2012, remaining payments due over the term of the lease agreement total $48,000.  Also see Note 9 - Related Party Transactions

Effective as of January 1, 2012, the Company modified the unsecured lease agreement to provide for additional office and laboratory space for an additional $500 per month, for an aggregate rental amount of $1,500 per month. As of March 31, 2012, remaining payments due over the term of the lease agreement total $75,000.

As of the April 23, 2012 amendment to the lease agreement, the remaining scheduled minimum rental payments required for each of the five succeeding fiscal years are as follows:

2013	$ 26,800
2014	$ 27,600
2015	$ 27,600
2016	$ 27,600

11.  SECURITY DEPOSIT

The Company has paid a refundable security deposit of $1,500 to One World Ranches under the lease agreement of the office and laboratory space located at 5225 Carlson Rd., Yuba City, CA. Also see to Note 10 - Lease Obligations.

12.  SUBSEQUENT EVENTS

On April 23, 2012, the Company entered into a lease agreement (the “Carlson Lease”) with One World Ranches, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California 95993.  The Carlson Lease begins on May 1, 2012 and expires on May 1, 2017 and the Company’s rent payments thereunder are $2,300 per month.  The Carlson Lease supersedes and replaces the commercial lease agreement previously entered by the Company for certain office and laboratory space at the same location.  Also see Note 9 - Related Party Transactions.

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California on which the Company intends to cultivate and harvest the stevia plant.  The Sutter Lease begins on May 1, 2012 and expires on May 1, 2014 and the Company has paid the aggregate amount of all rent payments thereunder, totaling $250,000. One World Ranches and Sutter Buttes, the landlords under the Carlson Lease and the Sutter Lease, respectively, are each jointly-owned  by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains.

On May 24, 2012, the Company entered into note exchange agreements (each, a “Note Exchange Agreement”) with two holders of the Company’s outstanding promissory notes.  Such holders collectively hold eleven separate promissory notes for an aggregate principal amount of $196,800 that were issued by the Company on dates ranging from December 23, 2008 to October 26, 2011 and bear interest at a rate of 6.0% per annum.

Pursuant to the Note Exchange Agreements, at the closing on May 25, 2012 thereunder all principal and accrued but unpaid interest under each holder’s outstanding promissory notes, totaling approximately $214,800 was canceled in exchange for shares of the Company’s common stock issued at a conversion rate of $1.00 per share.

On May 22, 2012, the Company received an advance payment of $850,000 from the investor under the subscription agreement entered into on February 7, 2012 (the “Subscription Agreement”), which represents all remaining amounts owed by the investor under the Subscription Agreement. Pursuant to the terms of the Subscription Agreement, the investor thereunder agreed to purchase from the Company an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches over a twelve month period beginning on March 1, 2012.  Prior to the Company’s receipt of the investor’s advance payment of $850,000, the investor had purchased common stock and convertible debentures under the Subscription Agreement for total proceeds to the Company of $400,000.  In connection with the investor’s advance payment, the Company has issued to the investor 425,000 shares of common stock and convertible debentures with the following principal amounts and exercise prices:  (i) a $50,000 debenture convertible into shares of common stock at a conversion price of $0.80; (ii) a $125,000 debenture convertible into shares of common stock at a conversion price of $0.95; (iii) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.10; and (iv) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.25; with the aggregate principal amount of all such convertible debentures totaling $425,000.