Form 10-Q
period 2012-06-30
Stevia First Corp.
filed 2012-08-14
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 52,389,008 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

Assets
	June 30,	March 31,
	2012	2012

Current Assets:
Cash	$ 917,146	$ 532,206
Security deposit	1,500	1,500
Prepaid Expense	229,467	1,200
Total Current Assets	1,148,113	534,906

Total Assets	$ 1,148,113	$ 534,906

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 54,335	$ 79,763
Accounts Payable - Related Party	9,551	10,921
Notes Payable	-	196,800
Accrued Interest	-	19,130
Total Current Liabilities	63,886	306,613

Notes Payable, Convertible, long term	875,000	450,000
Less discount	(157,692)	(172,476)
Notes Payable, Converitible, long term, net of discount	717,308	277,524
Total liabilities	781,194	584,137

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 52,389,008 shares
Shares issuable	25,000
Issued and outstanding	52,389	51,650
Additional paid-in-capital	2,147,553	1,330,634
Deficit accumulated during the development stage	(1,858,023)	(1,431,515)
Total stockholders' equity (deficit)	366,919	(49,231)
Total liabilities and stockholders' equity (deficit)	$ 1,148,113	$ 534,906

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			From July 1,
			2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012

General and Administrative	335,463	4,703	1,464,643
Leasehold Improvement expense	16,997	-	55,088
Mineral Properties	-	-	12,228
Professional fees	22,277	-	228,197
Related Party Rent	26,933	-	35,433
Related Party Consulting Fee	-	3,000	11,000
Loss	$(401,670)	$ (7,703)	$ (1,806,589)

Other expenses
Foreign currency translation	99	-	(2,424)
Interest expense	(24,937)	(1,237)	(49,010)
Loss before income taxes	(426,508)	(8,940)	(1,858,023)
Provision for income taxes	-	-	-
Net loss from continuing operations	(426,508)	(8,940)	(1,858,023)

Loss per share - Basic and diluted	$ (0.01)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,954,871	51,450,000

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				accumulated
			Additional	During the	Shares
	Common Stock		Paid-in-	exploration	Issuable
Description	Shares	Amount	Capital	Stage		Total
Balance- July 1, 2007	-	$ -	$ -	$ -		$ -
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-		4,500
December 18, 2007
Subscribed for cash
at $0.0001	11,200,000	11,200	(3,200)	-		8,000
January 18, 2008
Subscribed for cash
at $0.0001	8,750,000	8,750	3,750	-		12,500
Net loss	-	-	-	(8,583)		(8,583)

Balance- March 31, 2008	51,450,000	$ 51,450	$ (26,450)	(8,583)		$ 16,417

Net loss	-	-	-	(38,112)		(38,112)

Balance- March 31, 2009 (restated)	51,450,000	$ 51,450	$ (26,450)	$ (46,695)		$ (21,695)

Net loss	-	-	-	(28,292)		(28,292)

Balance- March 31, 2010	51,450,000	$ 51,450	$ (26,450)	$ (74,987)		$ (49,987)

Net loss	-	-	-	(35,275)		(35,275)

Balance- March 31, 2011	51,450,000	$ 51,450	$ (26,450)	$ (110,262)		$ (85,262)

Subscribed for cash at $1.00	200,000	200	199,800	-		200,000
Beneficial Conversion Feature of convertible Debt	-	-	177,404	-		177,404
Stock based compensation	-	-	979,880			979,880
Net loss	-	-		(1,321,253)		(1,321,253)

Balance- March 31, 2012	51,650,000	$ 51,650	$ 1,330,634	$ (1,431,515)	$ -	$ (49,231)

Stock option exercised, but unissued					25,000	25,000
Exercised stock option for cash at $0.10	100,000	100	9,900	-	-	10,000
Subscribed for cash at $1.00	425,000	425	424,575	-	-	425,000
Cancelled notes payable & interest at a conversion rate of $1.00 per share	214,008	214	213,794	-	-	214,008
Stock based compensation	-	-	168,650	-	-	168,650
Net loss	-	-	-	(426,508)	-	(426,508)

Balance- June 30, 2012	52,389,008	$ 52,389	$ 2,147,553	$ (1,858,023)	$ 25,000	$ 366,919

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012

Operating activities
Net loss	$ (426,508)	$ (8,940)	$ (1,858,023)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	-	5,000
Stock based compensation	168,650	-	1,148,530
Prepaid expense	(228,267)	250	(229,467)
Impairment loss	16,997	-	55,088
Accrued interest	(19,130)	1,224	-
Accounts payable - Related Party	(1,370)	(1,000)	9,551
Accounts payable and accrued liabilities	(25,428)	(1,736)	54,335
Net Cash Used in Operating Activities	(515,055)	(10,202)	(814,986)

Financing activities
Loans from third party	456,992	-	1,103,720
Shares subscribed for cash	435,000	-	660,000
Net Cash Provided by Financing Activities	891,992	-	1,763,720

Investing activities
Security deposit	-	-	(1,500)
Leasehold improvement costs	(16,997)	-	(55,088)
Net Cash Used in Investing Activities	(16,997)	-	(56,588)

Net increase (decrease) in cash	359,940	(10,202)	892,146

Cash and Cash Equivalent - Beginning of Period	532,206	10,596	-
Cash and Cash Equivalent - End of Period	$ 892,146	$ 394	$ 892,146

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes
	$ -	$ -	$ -

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$ -	$ -	$ 5,000
Stock based compensation	$ 168,650	$ -	$ 1,148,530
Leasehold Impairment loss	$ 16,997	$ -	$ 55,088

The Accompanying Notes are an Integral Part of These Interim Financial Statements

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

1.  NATURE AND CONTINUANCE OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us”, or “our”) formerly Legend Mining Inc., was incorporated under the laws of the State of Nevada on June 29, 2007. During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name from “Legend Mining Inc.” to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  The Company has not produced any revenues and is considered a development stage company.  The Company's fiscal year end is March 31.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,858,023 as at June 30, 2012, and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and private placements of equity or debt securities. There is no assurance that the Company will be able to obtain further loans, or that the Company will be able to raise sufficient funds through private placements or otherwise.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2012, the unaudited condensed consolidated results of its operations for the three months ended June 30, 2012 and 2011, and the unaudited condensed consolidated cash flows for the three months ended June 30, 2012 and 2011.

Development Stage Company

The Company complies with its characterization as a development stage enterprise.

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

It is management's opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature, or a description is included in these notes of the nature and amount of any adjustments other than normal recurring adjustments.

Foreign Currency Translation

The functional currency is United States dollars and the financial statements are presented in United States dollars.  In accordance with ASC 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

The Company expenses advertising costs as incurred.  There were $12,495 in advertising costs incurred in the three months ended June 30, 2012 and no advertising costs incurred in the three months ended June 30, 2011.

Leasehold Impairment

The Company reviews for impairment of leasehold assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the estimated undiscounted future cash flows expected to result from the use of the leasehold asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the leasehold asset at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of the leasehold asset exceeds its fair value. As of June 30, 2012, the Company has fully impaired the leasehold improvement costs of $55,088.

Revenue Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

Stock-Based Compensation

The Company accounts for stock based compensation by recognizing the fair value of stock-based compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock-based compensation issued to consultants for services performed are recorded at the fair value of the shares or the options to purchase shares at the time they are issued and are expensed as service is provided.  The volatility used by the Company in computing the fair value of stock options is based on the Company’s trading activity since late February 2012.  Although there are limited days to evaluate volatility, the long-term nature of all outstanding options minimizes the effect of modest changes in volatility on the Black-Scholes model of fair value for the options. The underlying stock price used by the Company in computing the fair value of all outstanding options was an estimate of the stock price per share agreed to by a third-party investor in a financing agreement dated February 7, 2012.

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

As of June 30, 2012, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

4.  RECLASSIFICATION

Certain 2011 expenses have been combined in order to conform the Company's prior year’s presentation into the Company’s current year’s presentation format.

5.  EQUITY

As of June 30, 2012, the total number of common shares authorized that may be issued by the Company is 525,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

Effective October 10, 2011, the Company effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. This stock split has been retroactively applied throughout our financial statements.

Equity Financings

During the period from June 29, 2007 (inception) to March 31, 2008, the Company issued 51,450,000 shares of common stock for total cash proceeds of $25,000 (on a split-adjusted basis).

On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from us over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock.

On May 22, 2012, the Company received an advance payment of $850,000 from the investor under the Subscription Agreement, which represented all remaining amounts owed by the investor under the Subscription Agreement. Prior to the Company’s receipt of the investor’s advance payment of $850,000, the investor had purchased common stock and convertible debentures under the Subscription Agreement for total proceeds to the Company of $400,000.  In connection with the investor’s advance payment, on May 25, 2012, the Company has issued to the investor an additional 425,000 shares of common stock and four convertible debentures with the following principal amounts and exercise prices:  (i) a $50,000 debenture convertible into shares of common stock at a conversion price of $0.80; (ii) a $125,000 debenture convertible into shares of common stock at a conversion price of $0.95; (iii) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.10; and (iv) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.25; with the aggregate principal amount of all such convertible debentures totaling $425,000.

On May 24, 2012, the Company entered into Note Exchange Agreements (each, “Note Exchange Agreement”) with each of two holders of an aggregate of eleven outstanding promissory notes issued by the Company, pursuant to which the outstanding principal, totaling $196,800, and accrued but unpaid interest , totaling $17,208, under all such promissory notes was canceled in exchange for the Company’s issuance to such holders of shares of the Company’s common stock at a conversion rate of $1.00 per share. At the closing under the Note Exchange Agreements on May 25, 2012, the Company issued an aggregate of 214,800 shares of its common stock to the two holders of such promissory notes.

2012 Stock Incentive Plan

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, t he exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award .

On February 24, 2012, Dr. Avtar Dhillon, a director of the Company, was granted an option to purchase 500,000 shares of our common stock at an exercise price of $0.10.  The option vested in full on April 1, 2012.

The Company has issued options to purchase 1,150,000 shares of common stock to nine consultants.  One quarter of the common shares subject to each of those options vests on each of the six (6) monthly anniversaries of the grant date. The Company has also issued options to purchase 450,000 shares of the Company’s common stock to a consultant that became fully vested on April 1, 2012.

On May 21, 2012 one consultant exercised an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10.

The Company issued no options to purchase shares of its common stock during the three months ended June 30, 2012.

As of June 30, 2012, there were options to purchase 2,100,000 of the Company’s common stock issued and outstanding.

A summary of the Company’s stock option activity for the period ended June 30, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price	Volatility

Options Outstanding, June 30, 2012	2,100,000	$0.10	$1.00	183.83%

Vested, June 30, 2012	950,000	$0.10	$1.00	183.83%

From inception through June 30, 2012, we had expensed total stock-based compensation of $1,148,530 and the remaining unamortized cost of the outstanding stock-based awards was $949,160. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

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

6.  INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $1,858,023 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision (benefit) for income taxes for the three months ended June 30, 2012, and 2011, was as follows (using a 34 percent effective Federal income tax rate in 2012 and 2011):

	Three months ended June 30,	Three months ended June 30,
	2012	2011
Current Tax Provision:
Federal-
Taxable income (loss)	$(426,508)	$(8,940)

Deferred Tax Provision:
Federal-
Loss carryforwards	$145,013	$3,040
Change in valuation allowance	(145,013)	(3,040)

Total deferred tax provision	$-	$-

7.  NOTES PAYABLE

From inception to March 31, 2010, the Company issued four separate promissory notes with an aggregate principal amount of $41,800.  Each of the promissory notes was payable upon demand and bore interest at 6.0%.  Interest accrued in aggregate for these promissory notes as of May 24, 2012 , the date of their cancellation, was $7,577.

During the fiscal year ended March 31, 2011, the Company issued four separate promissory notes with an aggregate principal amount of $40,000.  Each of the promissory notes was payable upon demand and bore interest at 6.0%.  Interest accrued in aggregate for these promissory notes as of May 24, 2012 , the date of their cancellation, was $3,808.

During the fiscal year ended March 31, 2012, the Company issued three separate promissory notes with an aggregate principal amount of $115,000. Each of the promissory notes was payable upon demand and bore interest at 6.0%.  Interest accrued in aggregate for these promissory notes as of May 24, 2012 , the date of their cancellation, was $5,823.

On May 24, 2012, the Company entered into the Note Exchange Agreements, pursuant to which all outstanding principal and accrued but unpaid interest on each of the eleven promissory notes described above, totaling $196,800 and $17,208, respectively, was cancelled in exchange for the Company’s issuance of an aggregate of 214,008 shares of the Company’s common stock at a conversion rate of $1.00 per share.

As of June 30, 2012, notes payable and accrued interest balance were zero (but see Note 8 - Convertible Notes Payable) .

8.  CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2012, the Company issued four convertible debentures with an aggregate principal amount of $425,000 pursuant to the Subscription Agreement and the investor’s advance payment of $850,000 thereunder. Including those four convertible debentures, as of June 30, 2012, the Company had issued and outstanding convertible debentures with an aggregate principal amount of $875,000, which is also the face value of the notes. Each convertible debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. Interest accrued in aggregate for these convertible debentures as of June 30, 2012, was $12,075.

The Company’s outstanding convertible debentures as of June 30, 2012 are as follows:  (i) a $250,000 convertible debenture, issued on January 31, 2012, which matures on January 31, 2015; (ii) a $125,000 convertible debenture issued on March 21, 2012, pursuant to the Subscription Agreement, which matures on March 21, 2015, and (iii) a $75,000 convertible debenture issued on March 23, 2012, pursuant to the Subscription Agreement, which matures on March 23, 2015, and (iv) four convertible debentures issued on May 25, 2012, pursuant to the Subscription Agreement, with an aggregate principal amount of $425,000, which all mature on May 25, 2015. If the outstanding principal on all of those convertible debentures were converted into common shares, as of June 30, 2012, the holders therof would receive 786,058 shares of common stock, which would represent $1,249,832 if valued at the market price of the Company’s common stock on June 30, 2012, ans exceeds the face value of the notes by $799,832.  A discount of $177,404 has been applied to those debentures related to their conversion feature because the conversion price of certain of these debentures was below the trading price of the Company’s common stock on the date of the issuance of each debenture.  This discount is being expensed as interest over the term of the debentures.

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

On April 23, 2012, the Company entered into a further lease agreement  with One World Ranches, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California  ~~.~~ , which supersedes and replaces the prior lease (such current lease agreement, the “Carlson Lease”) .  The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month.

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

On April 23, 2012, the Company entered into a further lease agreement for certain office and laboratory space located at 5225 Carlson Road, Yuba City, California, which supersedes and replaces the prior lease (such current lease agreement, the “Carlson Lease”) .  The Carlson Lease begins on May 1, 2012 and expires on May 1, 2017 and the Company’s rent payments are $2,300 per month.

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California on which the Company intends to cultivate stevia and use for processing operations.  The Sutter Lease begins on May 1, 2012 and expires on May 1, 2014 and the Company has paid the aggregate amount of all rent payments thereunder, totaling $250,000.

As of the June 30, 2012, , the remaining scheduled minimum rental payments required for each of the five succeeding fiscal years are as follows:

2013	$ 20,700
2014	$ 27,600
2015	$ 27,600
2016	$ 27,600

11.  SECURITY DEPOSIT

The Company has paid a refundable security deposit under the Carlson Lease.  See Note 10 - Lease Obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on July 13, 2012, and the related audited consolidated financial statements and notes included thereto .

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) . Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our intended business;  our ability to bring out intended product to market; market demand for our intended product; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; poor growing conditions for the stevia plant;;  other factors beyond our control ; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 13, 2012 .

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

Overview of our Business

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company.  On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space and agricultural land in California, we are pursuing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia production from plant breeding through propagation, planting, cultivation, and harvesting, and which also develops, markets, and sells stevia products.  Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “the Company,” or “Stevia First” refer to Stevia First Corp.

Our new stock symbol “STVF.OB” became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 23, 2011.  There is currently no established public trading market for our common stock.

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

As described further under the heading “Liquidity and Capital Resources” below, (i) on January 31, 2012, we issued a $250,000 convertible debenture to an investor in a private placement (the “January Private Placement”) and (ii) on February 7, 2012, we entered into a subscription agreement (the “February Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to pay us $1,250,000 over a 12 month period beginning on March 1, 2012, in consideration for our issuance of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000.  On May 22, 2012, we received advance payment from the investor for all remaining tranches under the February Subscription Agreement and issued the remaining shares of common stock and convertible debentures thereunder.

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

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances including the purchase of rights to additional land that is suitable for stevia cultivation, and to complete the build-out of a stevia tissue culture laboratory and nursery in California.   We currently have three full-time employees and two part-time employees.  Total expenditures over the next 12 months are expected to be approximately $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

As further discussed under the heading “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our results of operations for the three month periods ended June 30, 2012 and 2011.

	Three Months Ended
	June 30,
	2012	2011

General and Administrative	335,463	4,703
Leasehold Improvement expense	16,997	-
Mineral Properties	-	-
Professional fees	22,277	-
Related Party Rent	26,933	-
Related Party Consulting Fee	-	3,000
Loss	$ (401,670)	$ (7,703)

Other expenses
Foreign currency translation	99	-
Interest expense	(24,937)	(1,237)
Loss before income taxes	(426,508)	(8,940)
Provision for income taxes	-	-
Net loss from continuing operations	(426,508)	(8,940)

Loss per share - Basic and diluted	$ (0.01)	$ (0.00)
Weighted Average Number of Common
Shares Outstanding	51,954,871	51,450,000

Our net loss during the three months ended June 30, 2012 was $426,508 compared to a net loss of $8,940 for the three months ended June 30, 2011,(an increase in net loss of $417,568. During the three months ended June 30, 2012 and June 30, 2011, respectively, we did not generate any revenue.

During the three months ended June 30, 2012, we incurred general and administrative expenses of $335,463 compared to $4,703 incurred during the three months ended June 30, 2011 an increase of $330,760. General and administrative expenses generally include salary, rent; stock based compensation cost, financial and administrative contracted services and travel expenses. In addition, during the three months ended June 30, 2012, we incurred related party rent for $26,933 compared to $0 incurred during the three months ended June 30, 2011, an increase of $26,933.  During the three months ended June 30, 2012, we incurred related party consulting fees of $0 compared to $3,000 incurred during the three months ended June 30, 2011. We also recorded $16,997 in leasehold improvement expenses and $22,277 in professional fees during the three months ended June 30, 2012 compared to $0 for both of these categories during the three months ended June 30, 2011.

During the three months ended June 30, 2012, we recorded interest expense in the amount of $24,937 compared to $1,237 for the three months ended June 30, 2011.

The increase in net loss during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in an increase in stock-based compensation expenses. The Company had no operations during the three month period ended June 30, 2011.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2012, we had total current assets of $1,148,113. Our total current assets as of June 30, 2012 were comprised of cash in the amount of $917,146, prepaid expenses in the amount of $229,467 and a security deposit of $1,500. Our total current liabilities as of June 30, 2012 were $88,886 represented primarily by accounts payable and accrued liabilities of $79,335 and accounts payable to a related party of $9,551. As a result, on June 30, 2012, we had a working capital of $1,059,227.

As of June 30, 2012 our long term liabilities were $717,308, which consisted of convertible notes payable in the amount of $717,308, net of a discount of $157,692.

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

On February 7, 2012, we entered into the February Subscription Agreement pursuant to which, beginning on March 1, 2012, the investor thereunder irrevocably agreed to pay $1,250,000 in consideration for our issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000. Pursuant to the terms of the February Subscription Agreement, the investor agreed to purchase such shares and such convertible debentures in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock, and the conversion prices for all tranches may be set to $1.50 in the event that funding does not occur pursuant to the defined schedule.  On May 22, 2012, we received an advance payment of $850,000 from the investor under the February Subscription Agreement, which represented all remaining amounts owed by the investor under the February Subscription Agreement.  After our receipt of the investor’s advance payment of $850,000, the investor has purchased common stock and convertible debentures under the February Subscription Agreement for total proceeds to us of $1,250,000.

Each convertible debenture issued pursuant to the February Subscription Agreement bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year, and is  convertible at the holder’s option into our common stock at the applicable conversion price. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under each of the debentures in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $ 917,146 as of June 30, 2012 .  As we discuss under the heading “Plan of Operations” above, our total expenditures over the next 12 months are expected to be approximately $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2012, net cash used in operating activities was $490,055 compared to net cash used in operating activities of $10,202 for the three months ended June 30, 2011.  This increase is due to the increase in our operations as we began transitioning to our new business as an agricultural biotechnology company during the second half of the fiscal year ended March 31, 2012. Net cash used in operating activities during the three months ended June 30, 2012 consisted primarily of a net loss of $426,508 and a decrease of $228,267 of prepaid expense, offset by $168,650 related to stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2011 consisted of a net loss of $8,940 offset by $1,224 increase in accrued interest on loans and $250 for prepaid expense and $1,736 decrease for accounts payable and accrued liabilities and $1,000 decrease for accounts payable to related party.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2012, net cash provided by financing activities was $891,992 compared to net cash provided by financing activities of $0 for the three months ended June 30, 2011. Net cash provided from financing activities during the three months ended June 30, 2012 was primarily attributable to our receipt of an advance payment of $850,000 from the investor under the February Subscription Agreement entered into on February 7, 2012, which represents all remaining amounts owed by the investor under in connection with the February Subscription Agreement.

Net Cash Used in Investing Activities

During the three months ended June 30, 2012, net cash used in investing activities was $16,997 compared to net cash used in investing activities of $0 for the three months ended June 30, 2011. Net cash used in investing activities during the three months ended June 30, 2012 was primarily a result of leasehold improvements that were amortized fully in the amount of $16,997.

Loan Obligations

On May 24, 2012, we entered into note exchange agreements (each, a “Note Exchange Agreement”) with two holders of eleven separate outstanding promissory notes with an aggregate principal amount of $196,800 that were issued between December 23, 2008 and October 26, 2011.  Pursuant to the Note Exchange Agreements, on May 25, 2012, all principal and accrued but unpaid interest under these outstanding promissory notes, totaling approximately $214,008, were canceled in exchange for our issuance to the holders of such notes of 214,008 shares of our common stock at a conversion rate of $1.00 per share.

Off-Balance Sheet Arrangements

None.

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

It is management's opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature, or a description is included of the nature and amount of any adjustments other than normal recurring adjustments.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Advertising Costs

We expense advertising costs as incurred.

Leasehold Impairment

The Company reviews for impairment of leasehold assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the sum of the estimated undiscounted future cash flows expected to result from the use of the leasehold asset and its eventual disposition is less than its carrying amount. The assessment is based on the carrying amount of the leasehold asset at the date it is tested for recoverability, whether in use or under development.   An impairment loss is measured as the amount by which the carrying amount of the leasehold asset exceeds its fair value.

Revenue Recognition

We have no current source of revenue; therefore we have yet adopted any policy regarding the recognition of revenue or cost.

Income Taxes

We follow the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

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

As of June 30, 2012, we had no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting , as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended June 30, 2012 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of June 30, 2012:

(1)  Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2012, weinternally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have an audit committee or a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

10.1*	Lease Agreement , dated April 23, 2012, by and between Stevia First Corp. and One World Ranches LLC
10.2*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and Sutter Buttes LLC
10.3(1)	Note Exchange Agreement dated May 24, 2012 by and between Stevia First Corp. and Hsien Loong Wong
10.4(2)	Note Exchange Agreement dated May 24, 2012 by and between Stevia First Corp. and Wong Tsan Tung
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

*     Filed herewith

(1)  Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 13, 2012.

(2)  Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By: /s/ Robert Brooke

Robert Brooke

Chief Executive Office

(Principal Executive Officer and Principal Financial Officer)

Date:   August 13, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Lease Agreement , dated April 23, 2012, by and between Stevia First Corp. and One World Ranches LLC
10.2*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and Sutter Buttes LLC
10.3(1)	Note Exchange Agreement dated May 24, 2012 by and between Stevia First Corp. and Hsien Loong Wong
10.4(2)	Note Exchange Agreement dated May 24, 2012 by and between Stevia First Corp. and Wong Tsan Tung
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*

*     Filed herewith

(1)  Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 13, 2012.

(2)  Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on July 13, 2012.