Form 10-Q
period 2012-09-30
Stevia First Corp.
filed 2012-11-13
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of October 29, 2012, there were 53,839,008 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

STEVIA FIRST CORP.

 (A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
Assets
	(unaudited)
Current Assets:
Cash	$533,490	$532,206
Security deposit	2,500	1,500
Prepaid Expense	96,586	1,200
Advance payment on related party lease, current	124,992	-
Total Current Assets	757,568	534,906

Advance payment on related party lease, net of current portion	72,925	-

Total Assets	$830,493	$534,906

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$28,322	$79,763
Accounts Payable - Related Party	2,428	10,920
Notes Payable	-	196,800
Accrued Interest	13,233	19,130
Total Current Liabilities	43,983	306,613

Notes Payable, Convertible, long term	875,000	450,000
Less discount	(142,909)	(172,476)
Notes Payable, Convertible, long term, net of discount	732,091	277,524
Total liabilities	776,074	584,137

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 53,839,008 and 51,650,000
shares issued and outstanding	53,839	51,650
Unvested, issued common stock	(180,000)	-
Additional paid-in-capital	2,797,372	1,330,634
Deficit accumulated during the development stage	(2,616,792)	(1,431,515)
Total stockholders' equity (deficit)	54,419	(49,231)
Total liabilities and stockholders' equity (deficit)	$830,493	$534,906

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
					From July 1, 2007
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	797,939	75,160	1,083,586	79,863	2,466,457
Rent and other related party costs	39,517	6,548	66,450	9,548	88,498
Research & development	-	-	89,090	-	89,090
Total operating expenses	837,456	81,708	1,239,126	89,411	2,644,045

Loss from operations	(837,456)	(81,708)	(1,239,126)	(89,411)	(2,644,045)

Other expenses
Foreign currency translation	(301)	-	(202)	-	(2,725)
Interest expense	(28,016)	(2,651)	(52,953)	(3,888)	(77,026)
Gain on settlement of debt	-	-	107,004	-	107,004
Net loss	(865,773)	(84,359)	(1,185,277)	(93,299)	(2,616,792)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common
shares outstanding	52,625,421	51,450,000	52,291,978	51,450,000

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Unvested,
			Additional	During the	issued
	Common Stock		Paid-in-	exploration	Common
Description	Shares	Amount	Capital	Stage	Stock	Total
Balance- July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-		4,500
December 18, 2007
Subscribed for cash
at $0.0001	11,200,000	11,200	(3,200)	-		8,000
January 18, 2008
Subscribed for cash
at $0.0001	8,750,000	8,750	3,750	-		12,500
Net loss	-	-	-	(8,583)		(8,583)
Balance- March 31, 2008	51,450,000	51,450	(26,450)	(8,583)	-	16,417

Net loss	-	-	-	(38,112)		(38,112)
Balance- March 31, 2009 (restated)	51,450,000	51,450	(26,450)	(46,695)	-	(21,695)

Net loss	-	-	-	(28,292)		(28,292)
Balance- March 31, 2010	51,450,000	51,450	(26,450)	(74,987)	-	(49,987)

Net loss	-	-	-	(35,275)		(35,275)
Balance- March 31, 2011	51,450,000	51,450	(26,450)	(110,262)	-	(85,262)

Subscribed for cash at $1.00	200,000	200	199,800	-		200,000
Beneficial Conversion Feature of convertible Debt	-	-	177,404	-		177,404
Stock based compensation	-	-	979,880			979,880
Net loss	-	-		(1,321,253)		(1,321,253)
Balance- March 31, 2012	51,650,000	51,650	1,330,634	(1,431,515)	-	(49,231)

Subscribed for cash at $1.00	425,000	425	424,575	-	-	425,000
Common stock issued upon May 25, 2012 conversion of notes payable	214,008	214	106,790	-	-	107,004
Common stock issued to employees and director, unvested	700,000	700	188,300		(180,000)	9,000
Common stock issued upon exercise of options	850,000	850	174,150	-	-	175,000
Stock based compensation	-	-	572,923	-	-	572,923
Net loss	-	-	-	(1,185,277)	-	(1,185,277)

Balance- September 30, 2012 (unaudited)	53,839,008	$53,839	$2,797,372	$(2,616,792)	$(180,000)	$54,419

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012

Operating activities
Net loss	$(1,185,277)	$(93,299)	$(2,616,792)
Adjustments to reconcile net loss to net cash
Loan	-	-	5,000
Stock based compensation	581,923	-	1,561,803
Gain on settlement of debt	(107,004)	-	(107,004)
Amortization of debt discount	29,567	-	34,495
Prepaid expense	(95,386)	(2,765)	(96,586)
Advance payment on related party lease	(197,917)	-	(197,917)
Accrued interest	11,311	3,875	30,441
Accounts payable - related party	(8,493)	5,548	2,428
Accounts payable and accrued liabilities	88,560	30,564	163,322
Net cash used in operating activities	(882,716)	(56,077)	(1,220,810)

Financing activities
Loans from third party	425,000	100,000	1,071,800
Proceeds from exercise of options	35,000	-	60,000
Shares subscribed for cash	425,000	-	625,000
Net cash provided by financing activities	885,000	100,000	1,756,800

Investing activities
Security deposit	(1,000)	-	(2,500)
Net cash used in investing activities	(1,000)	-	(2,500)

Net increase (decrease) in cash	1,284	43,923	533,490

Cash and cash equivalent - beginning of period	532,206	10,596	-
Cash and cash equivalent - end of period	$533,490	$54,519	$533,490
Supplemental disclosure of cash flow information:			$-
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-cash activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$-	$5,000
Cancellation of payable applied to option exercise price	$140,000	$-	$140,000
Issuance of common stock upon conversion of notes payable and accrued interest	$107,004	$-	$107,004
Fair value of beneficial conversion feature of convertible notes	$-	$-	$177,404

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP.

 (A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

1.  BUSINESS AND BASIS OF PRESENTATION

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

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $2,616,792 as at September 30, 2012, and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that it has sufficient cash to fund operations for at least one year.  Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and private placements of equity or debt securities. There is no assurance that the Company will be able to obtain further loans, or that the Company will be able to raise sufficient funds through private placements or otherwise.

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of September 30, 2012, the unaudited condensed results of its operations for the three and six months ended September 30, 2012 and 2011, and the unaudited condensed cash flows for the six months ended September 30, 2012 and 2011.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of September 30, 2012, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 3,050,000 shares of common stock and 1,193,773 common shares issuable under convertible note agreements at September 30, 2012 have been excluded from the calculation at September 30, 2012 as the effect would have been anti-dilutive. The company has also excluded 663,333 shares of common stock that were issued but unearned from its calculation at September 30, 2012 (see Note 5).

Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

3.  NOTES PAYABLE

From inception  through March 31, 2012, the Company issued 11 separate unsecured promissory notes with an aggregate principal amount of $196,800.  Each of the unsecured promissory notes was payable upon demand and bore interest at 6.0% per annum.

On May 25, 2012, the Company entered into Note Exchange Agreements (each, “Note Exchange Agreement”) with each of two holders of an aggregate of the eleven outstanding promissory notes issued by the Company, pursuant to which the outstanding principal, totaling $196,800, and accrued but unpaid interest, totaling $17,208, under all such promissory notes was canceled in exchange for the Company’s issuance to such holders of shares of the Company’s common stock at a conversion rate of $1.00 per share. At the closing under the Note Exchange Agreements on May 25, 2012, the Company issued an aggregate of 214,800 shares of its common stock to the two holders of such promissory notes.  As the market price of the Company’s stock at the date of the exchange was less than the conversion rate, the Company recognized a gain from the settlement of the debt of $107,400 on the Company’s accompanying statement of operations for the six months ended September 30, 2012.

4. CONVERTIBLE NOTES PAYABLE

On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from us over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock.  As of March 31, 2012, the Company had received $200,000 in proceeds attributable to the issuance of convertible debentures under the Subscription Agreement. On May 22, 2012, the Company received proceeds for the issuance of convertible debentures with an aggregate principal amount of $425,000, which was the remaining balance due under the Subscription Agreement (in addition to $425,000 from the issuance of its common shares - see Note 5).  Each convertible debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. Interest accrued in aggregate for these convertible debentures as of September 30, 2012, was $25,308.  As of September 30, 2012, $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of those convertible debentures were converted into common shares, as of September 30, 2012, the holders thereof would receive 1,193,773 shares of common stock.

During the period ended September 30, 2012, the conversion price of notes issued was greater the market value of our common stock as of the date of issuance.  As such, the Company did not recognize any beneficial conversion feature upon issuance.  In the prior years, the Company had issued convertible notes where the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance.  The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $172,476 at March 31, 2012.  During the period ended September 30, 2012, the Company recognized interest expense of $29,567 relating to the amortization of this discount, resulting in an unamortized balance of $142,909 as of September 30, 2012.

5.  EQUITY

Common stock

During the six months ended September 30, 2012, the Company sold 425,000 shares of its common stock for proceeds of $425,000 under a Subscription Agreement with one investor (See Note 4).

2012 Stock Incentive Plan

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award..

On May 14, 2012 one consultant exercised an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10.  On August 31, 2012 one consultant exercised an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.10. On September 3, 2012 500,000 options were exercised by two consultants in exchange for $140,000 in fees owed pursuant to their six months consulting service agreement.

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employees and a director were valued based upon the trading prices of the Company’s stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet earned, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. As of September 30, 2012, 36,667 shares were earned, and 663,333 shares remained unvested. During the six months ended September 30, 2012, the Company amortized $9,000 of the fair value of the common stock and recognized as stock compensation in their statement of operations, and $180,000 remained unamortized as of the period then ended..

At September 30, 2012, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	2,100,000		$0.10
Granted	1,800,000		0.27
Exercised	(850,000)
Cancelled		$
Balance outstanding at September 30, 2012	3,050,000		$0.18
Balance exercisable at September 30, 2012	1,162,500	$

A summary of the Company’s stock option activity for the period ended September 30, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price	Volatility

Options Outstanding, September 30, 2012	1,750,000	$0.10	$1.00	183.83%
	300,000	$0.27	$0.27	228.36%
	1,000,000	$0.28	$0.27	228.36%
	3,050,000
Vested, September 30, 2012	912,500	$0.10	$1.00	183.83%
	250,000	$0.28	$0.27	228.36%
	1,162,500

From inception through September 30, 2012, we had expensed total stock-based compensation of $1,552,803 and the remaining unamortized cost of the outstanding stock-based awards was $668,136. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at September 30, 2012, was $1,052,500.

During the period ended September 30, 2012, the Company granted 200,000 options to employees and 1,600,000 options to consultants that expire ten years from date of grant. Assumptions used in valuing stock options granted during the six months ended September 30, 2012 are as follows:  (i) volatility rate of 228%, (ii) discount rate of 4.3%, (iii) expected life of 10 years, and (iv) zero expected dividend yield.

6.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses.  As of September 30, 2012, the Company had net operating loss carry forwards of approximately $2,616,792 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

Advance payment of related party lease

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

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, under Advance payment of related party lease, and is being amortized over the term of the lease of 24 months.  During the six months ended September 30, 2012, the Company recognized rent expense of $52,083 on the Sutter Lease.  As of September 30, 2012, the unamortized Advance payment of the related party lease of $197,917 was allocated between current portion of $124,992 and noncurrent portion of $72,925.

Other related party lease obligations

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

On April 23, 2012, the Company entered into a further lease agreement  with One World Ranches, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California , which supersedes and replaces the prior lease (such current lease agreement, the “Carlson Lease”) .  The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease space located at 33-800 Clark Avenue, Yuba City, California. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month.  On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the six months ended September 30, 2012 and 2011 were $66,450 and  $1,000, respectively.

8.  SUBSEQUENT EVENT

On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants are expected to be approximately $445,000.

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable.

Each of the purchasers was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the Conversion Shares initially issuable to such purchaser pursuant to the Securities Purchase Agreement (the “Warrant Shares”). The warrants will have an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. Effective upon the Trigger Date, the exercise price of the each warrant shall be reduced to the lesser of (i) the then exercise price or (ii) 110% of the Reset Conversion Price. The warrants are subject to adjustment for subsequent equity sales by the Company, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders.

As a condition of the closing of the financing, the Company entered into a Registration Rights Agreement with the purchasers (the “Registration Rights Agreement”) pursuant to which the Company is obligated to file with the Securities and Exchange Commission one or more registration statements relating to the resale of Conversion Shares and Warrant Shares.

Dawson James Securities, Inc. (“Dawson”) acted as placement agent for the Financing. Pursuant to the terms of a Placement Agent Agreement entered into by the Company and Dawson on October 29, 2012, the Company agreed (a) to pay to Dawson placement agent fees equal to 8% of the aggregate purchase price paid by each purchaser, (b) to issue to Dawson warrants to purchase 8% of the aggregate number of Conversion Shares issued in the financing, and (c) to reimburse Dawson for certain expenses.

The Company is in the process of analyzing the accounting effect of the issuance and sale of the debentures and warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on July 13, 2012, and the related audited consolidated financial statements and notes included thereto.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our intended business;  our ability to bring out intended product to market; market demand for our intended product; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; poor growing conditions for the stevia plant;;  other factors beyond our control ; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 13, 2012.

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

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. We currently have two full-time employees and two part-time employees. Total expenditures over the next 12 months are expected to be approximately $1,000,000. After giving effect to the funds raised in the recent private placements as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

As further discussed under the heading “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Our net loss during the three months ended September 30, 2012 was $865,773 compared to a net loss of $84,359 for the three months ended September 30, 2011, an increase in net loss of $781,414. During the three months ended September 30, 2012 and 2011, respectively, we did not generate any revenue.

During the three months ended September 30, 2012, we incurred general and administrative expenses of $797,939 compared to $75,160 incurred during the three months ended September 30, 2011 an increase of $722,779. General and administrative expenses generally include salary, rent, stock based compensation cost, financial and administrative contracted services and travel expenses. During the three months ended September 30, 2012, we incurred $413,273 in stock based compensation, compared to $0 for the three months ended September 30, 2011.  In addition, during the three months ended September 30, 2012, we incurred related party rent for $39,517 compared to $1,000 incurred during the three months ended September 30, 2011, an increase of $38,517.  During the three months ended September 30, 2012, we incurred related party consulting fees of $0 compared to $3,000 incurred during the three months ended September 30, 2011.

During the three months ended September 30, 2012, we recorded interest expense in the amount of $28,016 compared to $2,651 for the three months ended September 30, 2011.

The increase in net loss during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in an increase in stock-based compensation expenses.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

Our net loss during the six months ended September 30, 2012 was $1,185,277 compared to a net loss of $93,299 for the six months ended September 30, 2011, an increase in net loss of $1,091,978. During the six months ended September 30, 2012 and 2011, respectively, we did not generate any revenue.

During the six months ended September 30, 2012, we incurred general and administrative expenses of $1,083,586 compared to $79,863 incurred during the six months ended September 30, 2011 an increase of $1,003,723. General and administrative expenses generally include salary, rent; stock based compensation cost, financial and administrative contracted services and travel expenses. During the six months ended September 30, 2012, we incurred $581,923 in stock based compensation, compared to $0 for the six months ended September 30, 2011.  In addition, during the six months ended September 30, 2012, we incurred related party rent for $66,450 compared to $1,000 incurred during the six months ended September 30, 2011, an increase of $65,450.  During the six months ended September 30, 2012, we incurred related party consulting fees of $0 compared to $6,000 incurred during the six months ended September 30, 2011.

During the six months ended September 30, 2012, we recorded interest expense in the amount of $52,953 compared to $3,888 for the six months ended September 30, 2011.

We recorded a gain of $107,004 related to the conversion of notes payable and accrued interest for common stock on May 25, 2012.  The notes and interest were converted at a price of $1.00 per share.  The gain represents the difference between the conversion price and the trading price of our common stock on the conversion date.

The increase in net loss during the six months ended September 30, 2012 compared to the six months ended September 30, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in an increase in stock-based compensation expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2012, we had total current assets of $757,568. Our total current assets as of September 30, 2012 were comprised of cash in the amount of $533,490, a security deposit of $2,500, prepaid expense of $96,586, and advance payment on related party lease of $124,992. Our total current liabilities as of September 30, 2012 were $43,983 represented primarily by accounts payable and accrued liabilities of $28,322, accrued interest of $13,233 and accounts payable to a related party of $2,428. As a result, on September 30, 2012, we had a working capital of $713,585.

As of September 30, 2012 our long term liabilities were $732,091, which consisted of convertible notes payable in the amount of $875,000, net of a discount of $142,909.

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

On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000.  The financing closed on November 1, 2012.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants are expected to be approximately $445,000.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $533,490 as of September 30, 2012.  As we discuss under the heading “Plan of Operations” above, our total expenditures over the next 12 months are expected to be approximately $1,000,000. After giving effect to the funds raised in the private placements we describe above, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.  We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2012, net cash used in operating activities was $882,716 compared to net cash used in operating activities of $85,621 for the six months ended September 30, 2011.  This increase is due to the increase in our operations as we began transitioning to our new business as an agricultural biotechnology company during the second half of the fiscal year ended March 31, 2012. Net cash used in operating activities during the six months ended September 30, 2012 consisted primarily of a net loss of $1,185,277 and an increase of $197,917 related to advance payments on related party lease, offset by $581,923 related to stock-based compensation. Net cash used in operating activities during the six months ended September 30, 2011 consisted of a net loss of $84,359 offset by $1,224 increase in accrued interest on loans and $250 for prepaid expense and $1,736 decrease for accounts payable and accrued liabilities and $1,000 decrease for accounts payable to related party.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2012, net cash provided by financing activities was $885,000 compared to net cash provided by financing activities of $0 for the six months ended September 30, 2011. Net cash provided from financing activities during the six months ended September 30, 2012 was primarily attributable to our receipt of an advance payment of $850,000 from the investor under the February Subscription Agreement entered into on February 7, 2012, which represents all remaining amounts owed by the investor under in connection with the February Subscription Agreement.

Net Cash Used in Investing Activities

During the six months ended September 30, 2012, net cash used in investing activities was $1,000 compared to net cash used in investing activities of $0 for the six months ended September 30, 2011. Net cash used in investing activities during the six months ended September 30, 2012 was solely a security deposit paid on a lease.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of our common stock option and warrant grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.”

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended September 30, 2012 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of September 30, 2012:

(1)  Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2012, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on a Form 8-K filed on October 31, 2012, on October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale of an aggregate of $500,000 in convertible debentures (collectively, the “Debentures”) and warrants to purchase 1,000,000 shares of common stock (the “Warrants” and the shares issuable upon exercise of the Warrants, the “Warrant Shares”), for proceeds to us of $500,000 (the “Financing”).  The Financing closed on November 1, 2012.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the Debentures and Warrants are expected to be approximately $445,000.

Effective as of the Closing, we entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”) pursuant to which we are obligated to file with the Securities and Exchange Commission one or more registration statements relating to the resale of Conversion Shares and Warrant Shares.

In connection with the closing of the Financing, we issued the Debentures to the Purchasers.  The Debentures are non-interest bearing and mature two years following their issuance date.  The Debentures are convertible at the Purchaser’s option into shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.  Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the Debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”).  We may force conversion of the Debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price.  The Debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the Debentures to become or to be declared due and payable.

Upon the closing of the Financing, each of the Purchasers was issued a Warrant to purchase up to a number of shares of common stock equal to 100% of the Conversion Shares initially issuable to such Purchaser pursuant to the Securities Purchase Agreement. The Warrants have an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  Effective upon the Trigger Date, the exercise price of the Warrant shall be reduced to the lesser of (i) the then exercise price or (ii) 110% of the Reset Conversion Price.  The Warrants are subject to adjustment for subsequent equity sales by the Company, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders.

Effective upon the closing of the Financing, we issued warrants to purchase 80,000 shares of its common stock to Dawson James Securities, Inc. (“Dawson”) as placement agent for the Financing (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $0.625 per share and a term of five years and are exercisable immediately.  The other terms of the Placement Agent Warrants are substantially the same as the Warrants issued to the Purchasers in the Financing.

The issuance and sale of the Debentures, Warrants, Placement Agent Warrants, Conversion Shares and Warrant Shares (the “Securities”) has not been registered under the Securities Act. The Securities were sold in reliance upon exemptions from registration under Rule 506 of Regulation D under the Securities Act. The Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.  Each of the Purchasers has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 5. Other Information.  See the description of the Financing in Item 2 above.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*†	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*

Filed herewith.

†

These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By: /s/ Robert Brooke

Robert Brooke

Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

Date:   November 5, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*†	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*

Filed herewith.

†

These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.