Form 10-K/A
period 2012-03-31
Stevia First Corp.
filed 2013-02-15
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There was no market for the registrant’s common stock on September 30, 2011, the last day of the registrant’s second fiscal quarter , and no transactions in the registrant’s common stock were reported on the OTC Bulletin Board on September 30, 2011 or on any prior date.

As of July 3, 2012, there were 52,389,008 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Stevia First Corp. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to revise disclosures in the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission (“SEC”) on July 13, 2012 (the “Original Filing”), in response to SEC comment letters received by the Registrant. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

PART I

Item 1. Business

Overview

We were incorporated under the laws of the State of Nevada on June 29, 2007 as Legend Mining Inc. We commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. We were unable to keep the mineral claim in good standing due to lack of funding and our interest in the property expired. In September 2011, we entered into a lease for laboratory and office space in Yuba City, California, and since that time we have worked towards establishing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we affected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000.

Our Current Business

In February 2012, we commenced operations as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. Our intent is to establish a vertically-integrated enterprise that controls the process of stevia production through fermentation-based methods or traditional stevia leaf production, and which develops, markets, and sells stevia products. We hope to capitalize on the California Central Valley region’s agricultural infrastructure to become California’s major producer of stevia. We are focused on the production of stevia extract through use of fermentation technologies, the production of stevia extract in California through traditional farming and leaf extraction, the development of consumer stevia products such as a tabletop sweetener product, and more broadly at building a vertically-integrated stevia enterprise in the United States.

We expect to develop operations in California that will include research and development related to stevia production through fermentation-based methods, stevia production through stevia farming, and stevia product formulation. Our business goals include:

•	Developing stevia production methods using fermentation-based methods;

•	Expanding the existing high-grade stevia supply chain with quality control and California stevia;

•	Achieving and maintaining low cost production of stevia through process innovation and vertical integration (from seed and seedling development through to leaf processing and stevia extraction);

•	Developing and cultivating stevia varieties with higher leaf yield and more content of better-tasting steviol glycosides, and developing high-quality stevia seeds; and

•	Developing the capacity needed to meet forecast customer demand.

In furtherance of these business goals, we expect to focus on the following activities during calendar years 2012 and 2013:

•	Increased staffing of our research and development facilities;

•	Completion of stevia field trials in California;

•	Completion of laboratory trials of stevia processing technologies, including those related to fermentation-based stevia production;

•	Developing a branding and marketing campaign for our stevia products geared towards both industry and consumers; and

•	Pursuing state and/or federal funding, or additional research and development collaborations, in order to further develop the stevia industry in California.

Our present operations consist of research and development related to stevia extract production, both through fermentation-based and traditional farm-based means, and separately the development of stevia consumer products.

Our present operations as an agricultural biotechnology company are aimed towards using fermentation or biotechnological approaches for stevia extract production, involving primarily the development and procurement of yeast and other microbial strains that may be useful for this purpose, characterization and validation of the growth and production characteristics of these strains, and planning for eventual processing scale-up, production, and extraction of steviol glycosides, the sweet constituents found in nature within the stevia leaf. We are currently working on developing microbial strains that produce steviol, steviol glycosides, or other molecules that could be economically-important and relevant to stevia extract production. We expect to have results from process optimization studies related to this development in the first half of 2013. In conjunction with this business goal, we are actively pursuing internal development and management of intellectual property related to the production of stevia using fermentation-based or biotechnological methods. We currently expect that further development, regulatory approval, and first revenues on sales of such products will occur in 2014.

We have exclusive and worldwide rights to patents obtained through a license of these patents from Vineland Research and Innovations Centre (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. These patents relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000, of which $25,000 were paid at signing. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.

Prior to the launch of stevia extract produced using fermentation processes, we need to achieve certain operational milestones, including but not limited to process development and optimization, processing methods scale-up for commercial production, regulatory approvals for processing facilities, and regulatory approvals of final products. We currently estimate that completion of these milestones will not occur until 2014 and that completion of necessary milestones for initial commercialization of stevia extract products produced using fermentation processes would require approximately $1,000,000 of additional investment that would need to be obtained through additional funding by our existing stockholders and other qualified investors.

We are also pursuing the production of California stevia extract produced using traditional industry means involving stevia crop production and leaf extraction. In order for commercialization of these products, we need to achieve additional milestones including stevia field trial production output, development and scale-up of leaf extraction methods, and any necessary regulatory approvals for processing facilities or products. We currently estimate that completion of these milestones will not occur until at least 2014 and that completion of necessary milestones for initial commercialization of California stevia extract will require approximately $500,000 of additional investment that would need to be obtained through additional funding by our existing stockholders and other qualified investors.

Our field operations include the management of stevia plantings, currently at field sites, propagation houses, or greenhouses. This work directly supports our stevia field trials in California, which are designed to provide data about potential crop yields and growing economics that are relevant to California’s Central Valley and our local growers. We expect to obtain interim data from field trials in the first half of 2013, and we expect more extensive data to be available beginning in the second half of 2013. However, these field trials are ongoing, and could result in other improvements, such as better stevia plant varieties or improved cultivation practices. While we could produce California stevia leaf in 2013 that is of significant quantity to justify commercial sales and revenue generation, selling stevia leaf to overseas stevia extract producers may not be economically viable in the long-term, and so our California leaf supply will instead be used to support research and development operations. Specifically, our field operations provide a ready supply of stevia leaf that can be used for development and scale-up of steviol glycoside extraction and processing methods.

We have initiated operations related to the development and launch of a stevia tabletop sweetener. This product is intended to be sold directly to consumers or through retail stores. Until we produce our own California stevia extract in sufficient quantities and obtain regulatory approval for this product, we will purchase and use stevia extracts that are commercially-available from other suppliers for use within our own branded tabletop sweetener products, and a similar strategy will be used with any other stevia products that we develop and launch in the near-term. We expect to initiate product testing and obtain product testing results in the first half of 2013, and depending on these results, may launch the tabletop sweetener product later in 2013. Assuming favorable product testing results, we expect to generate revenues in the second half of 2013 from the release of a tabletop sweetener product. As noted above, this product would not include our own stevia extract produced by fermentation or more conventional industry means. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

We expect our total expenditures over the next 12 months to be approximately $1,000,000.  . After giving effect to the funds raised in the January Private Placement and the funds received from the investor under the February Subscription Agreement, as of the date of this annual report we expect to have sufficient funds to operate our business over the next 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

January Subscription Agreement

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

February Subscription Agreement

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

California’s Central Valley

Initially we intend to conduct most of our operations in or around Yuba City, California, which is located in California’s Central Valley. The Central Valley area produces more than $13 billion worth of food products annually and offers an ideal combination of land-base, climate and agro-industrial expertise and infrastructure. Our headquarters are currently located in Yuba City in the heart of the Central Valley. This location should provide ready access to talent from University of California, Davis, one of the leading agricultural research universities in the United States, and the rich talent pool of scientists, agronomists, agricultural innovators and equipment suppliers in the area.

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

Stevia is commercially produced in temperate regions of the world where it can be grown as a perennial crop. Stevia has been grown commercially in Brazil, Paraguay, Uruguay, parts of Central America, Thailand, China, and, in recent years, the United States. Most commercial stevia production now takes place in China, where growing conditions are favorable and labor costs support what has historically been a labor-intensive activity. According to an Equity Development report on PureCircle in January 2010, China then had some 32,000 hectares of stevia under cultivation, accounting for approximately 80% of global stevia production. According to PureCircle in their 2010 annual report, at mid-2010, total global leaf for the 2010 harvest was estimated at 70,000 to 100,000 tons. This was an increase of some 1,000% to 1,500% since 2002.

Since the 1970s, stevia has been used widely in Japan and has achieved high market penetration. It was demand from Japan that led to its cultivation in China for commercial use. Prior to 2008, stevia had been sold in the United States as a supplement, primarily in the natural foods industry. Following the issuance of the U.S. Food and Drug Administration’s (“FDA”) first no objection letter on December 17, 2008, various Rebaudioside A (“Reb A”) extracts or steviol glycoside extracts, including those of 97% Reb A purity (referred to as “Reb A 97”), and 95% purity (referred to as “Reb A 95”), have been “generally recognized as safe” (“GRAS”) and permitted for use as sweeteners for food and beverages in the United States. The world’s second largest market for high-intensity sweeteners, the European Union, adopted regulations to approve stevia extract for use in in November 2011.

In the United States, the primary market for our potential products, 25 or more stevia products have received GRAS approval, including Reb A products and also refined mixtures of steviol glycosides. All of these products use traditional industry means for obtaining steviol glycosides, including the cultivation of the stevia plant and extraction of steviol glycosides from the stevia leaf. Of these products, none appear to involve directed production of steviol from lower-cost substrates using fermentation, enzymatic, or other biotechnological processes. Certain products appear to use industrial enzymes for use with leaf extraction, and three products appear to use industrial enzymes for modification of steviol glycoside mixtures. No products appear to involve the directed production of Reb A, currently the industry-leading steviol glycoside, from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes.

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

The steviol gylocoside compound Reb A is the sweetest of the steviol glycosides. Historically, stevia was not processed to a high extract purity level, and as a result suffered from aftertaste or bitterness, which some have described as a licorice-like taste. However, isolating the glycoside Reb A has decreased this aftertaste. The GRAS notification issued by the FDA initially applied only to extracted and refined stevia of at least Reb A 95. Advanced stevia processing capabilities now enable the extraction of highly purified Reb A, at 97% and higher. In all or nearly all stevia extract products today, Reb A is extracted from the leaves and then purified for use in food and beverages.

Reb A and Stevia Cultivation

Developing a variety of stevia leaf with significantly higher Reb A content would allow for larger volumes of high-grade stevia extract with lower raw material (leaf) costs. Furthermore, the higher the Reb A content of a raw stevia leaf, the less costly the downstream processing activities required to increase its purity. One focus of our operations will be to develop varieties of stevia with high sugar content in general, or high Total Stevia Glycosides (“TSG”), and in particular, high Reb A content. TSG and Reb A content increase as the plant matures, concentrating over time with sunlight. However, TSG declines when the plant flowers. Delaying flowering is key to allowing the plants to achieve higher Reb A content in the leaf and giving them more time to produce leaves prior to harvesting.

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

From Stevia Leaf to Extract

Stevia is commercialized as dry leaf, concentrated liquid, pulverized leaves or white concentrated powder. The liquid and the pulverized leaf have a light herbal aftertaste. The concentrated liquid is approximately 70 times sweeter than sugar and is often added to milk, tea, coffee or chocolate. The pulverized leaf is 30 times sweeter than sugar. The white concentrated powder is 150 times sweeter than sugar. If the white concentrated powder is refined into Reb A, its crystals are 200 to 300 times sweeter than sugar. The cost of producing or acquiring dry leaf currently accounts for an estimated 70% of the costs involved in traditional stevia extract production.

Stevia Extract from Fermentation-based or Biotechnological Production Methods

Certain companies and research groups have recently investigated the potential for stevia extract to be produced through natural methods that mimic the biosynthesis of steviol glycosides within the stevia plant. In doing this, steviol glycosides can potentially be produced in yeast or plant cells using directed fermentation and related biotechnological methods so as to better control the blend of steviol glycosides in the final product. This could be done starting with low-cost plant materials, or crude stevia extract, and if such a process is able to scale effectively it could produce a superior tasting stevia extract that contains few impurities and be more economical than current methods that rely upon complex stevia farming and extraction methods.

As of January 2013, three companies have obtained or sought GRAS approval in the United States for use of industrial enzymes as processing aids to modify crude stevia extract obtained from stevia leaves. It should be noted that such a processing aid can improve the taste of certain steviol glycosides, but it does not enable the production of steviol or steviol glycosides from other substrates, and it does not enable the directed production or purification of Reb A.

Because there is significant inherent variability in farming production, fermentation-based methods may become a more reliable and scalable method of stevia production. This may be particularly true for Reb A extracts, which are typically present in very low levels within the stevia leaf, and therefore require a large amount of stevia leaf production to be used in extraction processes. In addition, due to the stevia leaf being a complex mixture of various compounds, many impurities still remain after extraction that may contain off-tastes. This necessitates the use of further processing and purification steps, which add to the cost of the stevia extract, and that may not be entirely successful or consistent in removing off-tastes within the final product. So, a process that eliminates or greatly reduces such impurities may provide a superior tasting product. If low-cost sugars or other low-cost plant materials are able to be converted into steviol glycosides at large volumes, stevia extracts may not only be better tasting but also more readily available and have lower production costs.

Such methods rely upon knowledge and characterization of the genes and enzymes that play a role in the biosynthesis of steviol glycosides within the stevia leaf. In 2007, Brandle, et. al. in Phytochemistry , state that it had been over 40 years since the first insights into the biosynthesis of steviol glycosides were published, and that only a limited understanding of the enzymes involved existed as of 1999. But, over the next seven years, all of the gene in the pathway, except one, were cloned and sequenced and many of them functionally characterized. The only gene remaining that Brandle et. al. refers to is the kaurenoic acid 13-hydroxylase, an enzyme that helps produce steviol. Some genes called glucosyltransferases had been characterized by Richman et. al. in Plant , and these enzymes enable the conversion of steviol to the sweet steviol glycoside compounds.

The Global Sweetener Industry

The value of the global sweetener market in 2009, dominated by sugar, was estimated at US$58.3 billion, as reported by Reuters. According to Mintel’s 2011 report on Stevia and Natural Sweeteners, stevia is one of the fastest-growing newcomers in the $6 billion estimated sugar substitute market. This includes artificial chemical sweeteners as well as naturally derived non-caloric sweeteners.

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

While widely used, over-consumption of sugar carries risks. A 2011 report from the USDA found that sweetener deliveries for 2010 were 131.9 pounds per capita. It is believed that the increased consumption of sugar and sweeteners has contributed to increased rates of obesity, diabetes and other health related issues. In recent years, these concerns have stimulated a demand in the market for alternatives to sugar and especially non-nutritive sweeteners, a trend that is occurring globally.

Even with increased concern about the adverse health effects of over consumption of sugar, there is a separate concern about a looming shortfall in the world’s sugar supply. The price of sugar rose from about $0.10 per lb. to more than $0.60 per lb. over the last 10 years. And global sugar consumption is forecast to rise by more than 50% to nearly 260 million tons by 2030, according to Mintel and the World Health Organization.

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

The United States dominates the world non-nutritive sweeteners market, with Europe and Asia-Pacific trailing the U.S. in sales. The three principal markets collectively account for the vast majority of the global artificial sweeteners market and the Asia-Pacific region is projected to be the fastest growing regional market for artificial sweeteners, with a compound annual growth rate of more than 3.0% over the analysis period, according to a 2007 Global Industry Analysts report. The market is likely to be affected by lower prices, entry of new players, particularly of the players operating in developing nations, expiry of patents protection and growing concerns about the usage of artificial sweeteners. This is paving way for the increased usage of various natural non-nutritive sweeteners such as stevia.

Sucralose

Produced by Tate & Lyle plc. under the brand name Splenda®, sucralose is now found in more than 4,500 products. Developed in the 1970s, sucralose is 600 times sweeter than sugar, heat stable and dissolvable in water. Sucralose is manufactured by chemically altering a sugar molecule and substituting three chlorine atoms for three hydrogen-oxygen groups. The use of chlorine molecules in sucralose has raised health concerns because they are used as the base of many pesticides. According to Tate & Lyle plc. in 2012, SPLENDA® has a 26% share of the high intensity sweetener market by value, making Tate & Lyle the largest single high intensity sweetener manufacturer in the world, and that by volume, SPLENDA® Sucralose accounts for 89% of the global sucralose market.

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

Japan accounts for $200 million of the global stevia market due to its early adoption and high acceptance rates. Following the FDA’s GRAS notification for Reb A 95 in December 2008, the stevia market expanded rapidly, as evidenced by the 200 launches of products containing stevia extracts in 2009 and 97 products in the first quarter of 2010, according to the market research firm Mintel. In total, from mid-2009 to mid-2010, new product launches using stevia extracts increased by 200 percent, with products launched in 35 countries - 237 new products in the first half of 2010 alone, according to Mintel’s Global New Product Database.

Food consultancy Zenith International reports that stevia saw a 27% increase in worldwide volume sales in 2010 over 2009, taking its overall market value to $285 million in 2010. Stevia in 2011 was estimated to account for less than 1% of the global sweetener market, or $500 million, according to research firm KnowGenix. Market research firm Mintel estimates the global market for stevia sweeteners reached $500 million by mid-2011, and both Zenith and Mintel predict continued rapid growth. The potential market for Reb A in the U.S. appears to be considerable. In 2008, the global high intensity sweetener market was valued at approximately $1.3 billion, with the U.S. accounting for approximately 35% ($455 million).

A May 2009 study by The Freedonia Group indicates that greater awareness of the relationship between diet and health will continue to support an increasing demand for products across all categories that offer nutritional and health benefits. The study valued the current United States demand for sweeteners at $12 billion, with alternative sweetener demand accounting for 9.5%. In particular, the food segment is expected to see a high percentage of growth in demand for alternative sweeteners in the United States. Some of the largest growth is expected to occur in beverages, however, and in particular from flavored and enhanced waters. Driven by a flurry of new product introductions and advancements, growth in traditional carbonated soft drink sales is expected to remain flat (or decline slightly) while products such as enhanced beverages are expected to rise. Stevia extracts have played a significant role in new product development in this category.

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

Competition

Our goal is to establish ourselves as the first major vertically integrated North American producer of stevia and stevia products. In addition to competition from producers and distributors of sugar, high fructose corn syrup, artificial sweeteners and other natural sweeteners, our competitors include national and international producers and distributors of stevia products. Each of these competitors is larger, more established and has more resources than we do. In addition, major global companies are expected to enter the market as demand for stevia grows.

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

Other significant producers and distributers of stevia include the following:

•	Blue California is an ingredient company based in Southern California with extraction operations in China. Blue California offers a Reb A 97 product marketed under the brand Good & Sweet™. The Reb A content of this company’s sweetener is 97% or greater and has GRAS status for use of the sweetener in various foods and beverages. Blue California also has announced its intention to produce or extract Reb A through methods that utilize fermentation.

•	Corn Products International has a long-term agreement with Morita Kagaku Kogyo Co., Ltd. of Japan for access to its strain of stevia. Morita has been growing stevia in Brazil since 2007 and marketing a high-grade Reb A product called Enliten, which has GRAS status. Corn Products International has not yet launched any stevia based products.

•	GLG Life Tech Corp. offers Rebpure ™ , a Reb A 97 product. GLG Life Tech has also supplied Cargill with high-grade stevia extract that has been used in Truvia® tabletop sweetener.

•	Evolva Holding SA, a company in Switzerland, is involved in research and development related to the production of stevia through fermentation-based methods. The company states that it uses biosynthetic and evolutionary technologies to create and optimize compounds and their production routes. Their website describes that stevia research is performed at a site in Copenhagen with development activities in the USA. In 2011, they acquired a collaborator company named Abunda Nutrition, Inc. that was California-based.

•	McNeil Nutritionals, LLC, the maker of Splenda, has launched Sun Crystals All-Natural Sweetener, which combines stevia with pure cane sugar. According to the company, the product contains five calories per packet, and one packet has the same sweetness as two teaspoons of sugar.

•	Sunwin USA, L.L.C. and Wild Flavors filed GRAS notices in September 2009. One is for using Reb A as a general purpose sweetener in various food categories. Another is for using purified steviol glycosides with Reb A and stevioside as the principal components for use as a general-purpose sweetener in various food categories.

•	Sweet Green Fields L.L.C. has a stevia sweetener in which Reb A accounts for 97% or more of the content, with other steviol glycosides at 3% or less. The FDA has indicated that it has no objections to the sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products.

•	Whole Earth Sweetener Co. L.L.C. has a stevia sweetener with higher than 95% Reb A, with limits for stevioside of under 2% and for steviol of under 0.005%. The FDA has indicated that it has no objections to the GRAS status of the sweetener for use in various foods and beverages.

•	Wisdom Natural Brands has a stevia sweetener with Reb A and stevioside accounting for 86% to 90% of the steviol glycoside content. Other steviol glycosides, including rebaudioside C and dulcoside A, may also be present. The FDA has indicated that it has no objections to the GRAS status of this sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products and infant formulas.

•	S&W Seed Company has launched a pilot program to produce stevia leaf as the source of an all-natural, non-caloric sweetener, has performed the planting and harvest of more than 100 acres of stevia in California, and has obtained a leaf supply agreement with PureCircle. S&W is a leader in warm climate alfalfa seed varieties, including varieties that can thrive in poor, saline soils.

•	Three companies including NOW Foods, Toyo Sugar, and Daepyung Co., Ltd. have filed for or received GRAS status in the United States for stevia extracts that use industrial enzymes as processing aids that affect the taste of steviol glycosides. Each of these companies use an enzymatic processing aid that modifies steviol glycosides obtained through stevia leaf extraction. This processing aid does not enable the production of steviol or steviol glycosides from other, lower-cost starting materials, and it does not enable the directed production of Reb A, although it does improve the taste of crude stevia extract mixtures.

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

In the United States, the primary market for our products, 25 or more stevia products have received GRAS approval, including Reb A products and also refined mixtures of steviol glycosides. All of these products use traditional industry means for obtaining steviol glycosides, including the cultivation of the stevia plant and extraction of steviol glycosides from the stevia leaf. Of these products, none appear to involve directed production of steviol from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes. Certain products appear to use industrial enzymes for use with leaf extraction, and three products appear to use industrial enzymes for modification of steviol glycoside mixtures. No products appear to involve the directed production of Reb A, currently the industry-leading steviol glycoside, from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes.

United States

On December 17, 2008, the FDA issued its first no objection letter with respect to Reb A as a general purpose sweetener. Reb A 97 and Reb A 95 have been “generally recognized as safe” and permitted for use as sweeteners for food and beverages in the United States. The ruling enabled food and beverage companies to use stevia products containing Reb A in their products. Before the FDA’s approval, stevia had only been permitted as a dietary supplement. There is now more than 10 stevia sweeteners for which there has been a GRAS notification sent to the FDA and the FDA responded by issuing a no objection letter. This response indicates the FDA has no objection to the company’s conclusion within the GRAS notification that the product is “generally recognized as safe” among qualified experts for use in products such as beverages, foods, and tabletop sweeteners. When introducing new products containing stevia in the United States, companies may submit such a GRAS notification letter to the FDA for their review, or alternatively they may privately assert GRAS status through conducting internal reviews of their manufacturing process, product purity, and safety data.

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

Regulatory Approval of Stevia Products using Novel Fermentation or Biotechnological Methods

Because the Company seeks to produce steviol glycosides using novel fermentation or biotechnological methods, these processing and production methods may be subject to additional regulatory approvals, as compared to stevia products that are produced using known industry methods, if the methods or substances used for stevia production have not received GRAS approval or if they are not otherwise exempt from premarket approval by the FDA. For example, if the Company develops and intends to use novel reaction substrates, production microorganisms, or processing enzymes that mimic the natural biosynthesis of the stevia plant, the Company may be required to obtain premarket approval and to seek GRAS approval through a petition process for these novel substances used as processing aids or food additives. Section 409(b)(2) of the FDA Act prescribes the statutory requirements for food additive petitions, and these requirements are discussed in further detail under title 21 of the Code of Federal Regulations (“CFR”), part 171.1. The eligibility requirements for classification of a substance as GRAS are described under CFR 170.30 and for GRAS affirmation petitions in CFR 170.35. Such additional approval process would involve a separate petition and review of any novel food additives or processing aids, and include a necessary determination by qualified experts that the substance is safe for its intended use and that sufficient information about the safety and use of the substance is widely known and publicly available.

Intellectual Property

As of March 31, 2012, we had no patents or trademarks.

Employees

As of July 3, 2012, we had one full-time employee, our Chief Executive Officer Robert Brooke, and three part-time employees. We expect to increase the number of our employees as we increase our operations.

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

Risks Related to Our Business

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business. On January 31, 2012, we completed a private placement of convertible debentures for net proceeds of $250,000 (the “January Private Placement”), and on February 7, 2012 we entered into a Subscription Agreement with an investor (the “February Subscription Agreement”) pursuant to which we received proceeds of $1,250,000 from the sale of 625,000 shares of common stock and a convertible note in the aggregate amount of $625,000. We expect to continue to fund our operations primarily through equity and debt financings in the future.

We expect our total expenditures over the 12 months following March 31, 2012, to be approximately $1,000,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

We have not generated any revenue from operations since our incorporation. From inception through March 31, 2012, we incurred an aggregate deficit of $1,431,515. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended March 31, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

  We expect that our operating expenses will increase substantially during the fiscal year ending March 31, 2013 as we ramp-up our business. We received $250,000 through a convertible debt financing in the January Private Placement and aggregate proceeds of $1,250,000 in connection with the February Subscription Agreement for the issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000.  After giving effect to the funds received in the January Private Placement and pursuant to the February Subscription Agreement, we expect to have sufficient funds to operate our business over the 12 months from march 31, 2012. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. We could be forced to discontinue plans for construction or expansion of a laboratory and nursery facility, halt any planned development of proprietary stevia varieties, reduce or forego sales and marketing efforts and forego attractive business opportunities. If any of these were to occur, there is a substantial risk that our business would fail. Any additional sources of financing will likely involve the issuance of convertible debt or equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in commercializing stevia products, we could still incur losses for the foreseeable future and may never become profitable. We also expect to experience negative cash flow for the foreseeable future as we fund our operations and make significant capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We currently face, and will continue to face, significant competition. Additional competitors may enter the stevia business if the value of the market for stevia grows which may result in a decrease in the market price of stevia extract.

Our major competitors for our core stevia business are existing stevia producers in Japan, Korea, China and Malaysia. These competitors include Cargill, Incorporated, GLG Life Tech Corp., Blue California Inc., Corn Products International, Inc. and Pure Circle Limited. In addition, new competitors may enter the stevia business if the value of the market for stevia grows which may result in a decrease in the market price of stevia extract.

These competitors may have significantly greater financial, technical and marketing resources, and may have a more established customer base. There is no assurance that we will be able to compete successfully against our competitors or that such competition will not have a material adverse effect on our business operations or financial condition. See "Description of the Business — Competition” in Item 1 of this annual report.".

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

If demand for stevia does not increase, there will be excess capacity which will decrease the market price of stevia and reduce our potential revenues.

Stevia producers have developed a large manufacturing capacity in expectation of a large demand for stevia products and we expect that demand for stevia will increase significantly in the future, particularly in light of the fact that certain stevia products have received “generally recognized as safe” (“GRAS”) status in the United States. However, there can be no assurance that this will be the case and if demand for stevia does not increase, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and reduce our potential revenues.

We have not commercialized any stevia product. Even though we expect to launch stevia consumer products in 2013 using stevia extract from overseas producers, and we currently estimate that we will produce and launch California stevia extract products by 2014, we may be unable to do so in that timeframe or at all.

We have not commercialized any stevia products, including either stevia consumer products, or stevia extracts that would be resold to food and beverage manufacturers. Our ability to generate revenues in 2013 from stevia consumer products such as a tabletop sweetener will depend on our ability to successfully negotiate with private-label suppliers and to obtain reliable distribution with retail outlets. However, because we do not currently have California-produced stevia extract available, and currently estimate it will not be available until 2014, in the interim we expect to use stevia extract that is commercially-available from overseas producers in any such consumer products. We may be unable to obtain stevia extract at reasonable prices or at all. We have no experience developing, manufacturing and distributing stevia products, and we may be unsuccessful in these efforts. In addition, any products we may develop may not be competitive with the existing or new stevia products of our competitors, and may not result in any revenues or profits to us.

Our ability to generate revenues from any planned stevia extract products will depend on a number of factors, including our ability to successfully complete development of food and utilize fermentation technologies, complete extraction and processing of stevia leaf in the United States, and obtain necessary regulatory approvals. We may be unable to develop relevant technologies, extract and process stevia leaf or obtain necessary approvals. In addition, we will be subject to the risk that the marketplace will not accept our products.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never commercialize any of our planned products or become profitable. Our failure to obtain regulatory approval and successfully commercialize any of our products would have a material adverse effect on our business, results of operations, financial condition and prospects and could result in our inability to continue operations.

Our competitors may develop products or technologies that make ours undesirable or noncompetitive.

Many companies are engaged in the pursuit of growing stevia leaf and manufacturing stevia extract. Our future success will depend on our ability to establish and maintain a competitive position with respect to technological advances, including the development of stevia varieties with high Rebaudioside A (“Reb A”) content, or the development of stevia production processes that enable us to produce Reb A or other steviol glycosides at low-cost. Many companies also are currently engaged in the marketing and sales of stevia consumer products, including foods, beverages, and sweetener products that contain stevia in varying quantities. These companies have already obtained necessary regulatory approvals, have already marketed and branded their stevia consumer products, and have already established relationships with retail outlets for the distribution of their products. Our future success will depend on our ability to create, market, and achieve distribution for stevia consumer products that are differentiated from existing stevia consumer products. Additionally, until we are able to produce our own California stevia extract, the company will use stevia extract that is available from commercial suppliers, and that may be more costly or of lower quality than certain competitors, which may put us at a competitive disadvantage when trying to distinguish our stevia consumer products from existing consumer brands. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing and farming capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities. Our competitors, either alone or with their collaborative partners, may succeed in developing stevia leaf or stevia consumer products that taste better and are more affordable, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our stevia leaf, stevia extracts, or stevia consumer products undesirable by comparison, making it difficult for us to generate revenue.

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

If we are unable to hire qualified personnel we may not be able to implement our business plan.

As of July 3, 2012, we have one full-time employee, our Chief Executive Officer Robert Brooke, and three part-time employees. Attracting and retaining qualified personnel will be critical to our success. Our success will be highly dependent on the hiring and retention of key personnel and scientific staff. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of its respective business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, we may be unable to establish or maintain such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sale and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may be unsuccessful.

If we fail to protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

We currently have no patents, patent applications or trademarks. However, we expect to develop such intellectual property as we increase our research and development efforts. We may be unable to obtain patents or other protection for any intellectual property we do develop. If we are issued patents, we cannot predict whether the degree and range of protection any patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents. Others may obtain patents claiming aspects similar to those covered by our patents and patent applications, which may limit the efficacy of the protections afforded by any patents we may obtain.

Our success will also depend upon the skills, knowledge and experience of our personnel, our consultants and advisors as well as our licensors and contractors. To help protect any proprietary know-how we develop and any inventions for which patents may be unobtainable or difficult to obtain, we expect to rely on trade secret protection and confidentiality agreements. To this end, we expect to require our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and to defend against litigation.

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

We will use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products is subject to regulation by one or more federal agencies, and various agencies of the states and localities in which our products are sold. These government regulatory agencies may attempt to regulate any of our products that fall within their jurisdiction. Such regulatory agencies may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food "health claim," may determine that a particular product is an unapproved new drug, or may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our products. We also may be unable to disseminate third-party literature that supports our products if the third-party literature fails to satisfy certain requirements.

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

Even if stevia-based products distributed by us conform to international safety and quality standards, sales could be adversely affected if consumers in our target markets lose confidence in the safety, efficacy, and quality of nutritional supplement products. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products distributed by us. We may not be able to overcome any such negative publicity within a reasonable period of time or at all.

We have material weaknesses in our internal control over financial reporting. If we fail to create effective controls and procedures and an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

As we disclose in Part I, Item 9A of this report, we have weakness in our control and procedures related to insufficient segregation of duties in our finance and accounting functions due to limited personnel and insufficient corporate governance policies. These material weakness result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Currently, one person often performs all aspects of our financial reporting process, including, but not limited to, preparing underlying accounting records and systems, posting and recording journal entries and preparation of our financial statements. As a result, there is no review of our financial reporting process, which could result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that may not be prevented or detected.

Our Board of Directors is currently comprised of three directors, Mr. Brooke, our Chief Executive Officer, Dr. Avtar Dhillon, and Dr. Anthony Maida III. Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, and we have established an audit committee, comprised solely of Dr. Maida. Neither Mr. Brooke nor Dr. Dhillon would be considered independent for purposes of membership on an audit committee pursuant to Nasdaq Marketplace Rules. Mr. Brooke currently serves as our principal financial officer and principal accounting officer. However, although Mr. Brooke has some professional experience in finance and accounting, he does not have professional credentials. We expect to appoint independent directors with experience in finance and accounting to our Board of Directors and hire additional dedicated finance and accounting staff as we increase our operations. However, until we have done so, we may be unable to establish or maintain effective internal control over financial reporting and stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

We may not be able to establish or maintain adequate controls over our financial processes and reporting, especially as we increase our operations. We may discover additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate our reported or any future material weaknesses in financial reporting identified by us, or to implement required new or improved controls, or further difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. Moreover, as we increase our operations we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants and internal resources to accomplish this are significant and difficult to predict.

Risks Related to our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock is quoted on the OTC Market Group’s OTCQB tier, and has a limited trading history on that market. Trading on the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

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

The Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we issue additional shares in the future, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 525,000,000 shares of common stock, of which 52,389,008 were outstanding as of July 3, 2012. In addition, as of July 3, 2012, we had issued convertible debentures convertible into approximately 1,194,000 shares of our common stock, including interest payable under certain of these debentures that is also convertible into shares or payable with our common stock, and warrants exercisable into shares of our common stock. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock, or securities convertible into or exercisable for our common stock, to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this report, director Dr. Avtar Dhillon controls approximately 10.8% of our outstanding common stock and director and Chief Executive Officer Robert Brooke controls approximately 4.9% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

Additionally, we currently lease approximately 1,000 acres of land in Sutter County, California that we may use for either the cultivation and harvesting of the stevia plant or the location of stevia processing facilities. Our lease agreement for that land expires on May 1, 2014 and we have pre-paid the aggregate amount of our rent payments thereunder, totaling $250,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted through the facilities of the OTC Bulletin Board (“OTCBB”) from April 1, 2009 until July 6, 2009 under the symbol “LDMI.OB”. On July 6, 2009, quotation of our shares of common stock on the OTCBB ceased due to our failure to comply with Rule 15c2-11 of the Exchange Act. On February 25, 2010 our shares were again cleared for quotation on the OTCBB under the symbol “LDMI.OB.” On November 23, 2011, in connection with our name change to Stevia First Corp., our symbol changed “STVF”. However, no shares of our common stock traded on the OTCBB or any other over-the-counter market prior to March 5, 2012. Our common stock is currently quoted on the OTC Market Group QB tier, or OTCQB, under the symbol “STVF.” There is no established public trading market for our common stock. The liquidity of our shares on the OTCQB market is extremely limited, and prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTCBB or the OTCQB, as applicable.

	High	Low

Fiscal 2011
First Quarter ended June 30, 2010*	—	—
Second Quarter ended September 30, 2010*	—	—
Third Quarter ended December 31, 2010*	—	—
Fourth Quarter ended March 31, 2011*	—	—

Fiscal 2012*
First Quarter ended June 30, 2011*	—	—
Second Quarter ended September 30, 2011*	—	—
Third Quarter ended December 31, 2011*	—	—
Fourth Quarter ended March 31, 2012#	3.23	0.10

Fiscal 2013*
First Quarter ended June 30, 2012	2.47	0.40

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

Except as listed in the table below, as of March 31, 2012, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of March 31, 2012 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,100,000	$0.10	2,900,000 (1)
Equity compensation plans not approved by security holders	—	$—	—

Total	2,100,000	$0.10	2,900,000

(1)	As of March 31, 2012, 2,900,000 shares of our common stock remained available for future issuance pursuant to the 2102 Plan.

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

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space and agricultural land in California, we are pursuing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia extract production using biotechnological methods including fermentation, or uses traditional farming, cultivation, and extraction from the stevia plant, and which also develops, markets, and sells stevia consumer products.

Our common stock is currently quoted on the OTC Market Group’s OTCQB tier under the symbol “STVF.” No shares of our common stock traded until March 5, 2012 and there is only a limited trading market for our common stock.

Plan of Operations

We have not yet generated or realized any revenues from our business operations. In their report on the annual financial statements for the fiscal year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations. We do not expect to generate cash from our operations for the foreseeable future. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors.

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

Our current strategy is to build a vertically integrated stevia enterprise in North America through our internal research and development, cultivation of stevia in California’s Central Valley, product development activities combined with acquiring rights to additional intellectual property and land suitable for stevia production, and forming alliances with leading California growers, current manufacturers and distributors of high-grade but low-cost stevia extracts with superior taste profiles. We are focused on the production of stevia extract through use of fermentation technologies, the production of stevia extract through California stevia leaf production, the development of consumer stevia products such as a tabletop sweetener, and more broadly at building a vertically-integrated stevia enterprise in the United States.

We have begun development of a stevia consumer product utilizing stevia extract purchased from other suppliers until we are able to produce our own stevia extract. Operations related to stevia product development include the formulation and testing of a stevia tabletop sweetener. We plan to initiate consumer product testing in the first half of 2013. Assuming favorable results from our consumer product testing efforts, we would expect to release our planned tabletop sweetener product in 2013 and generate revenues from this proposed product as soon as the second half of 2013. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

Our present operations primarily consist of research and development related to stevia extract production through use of biotechnology or fermentation, including the directed conversion of steviol, undesirable steviol glycosides, or low-cost substrates to high-value and desirable steviol glycosides such as Rebaudioside A (“Reb A”) that are sweet and normally present within the stevia leaf. Operations related to production of stevia extract through fermentation include microbial strain development and characterization work. Prior to the launch of California-produced stevia extract, we will need to achieve certain operational milestones, including but not limited to further microbial strain development, fermentation process development and optimization, work which we currently estimate to cost $250,000. Assuming our research and development efforts are successful, we would seek manufacturing capacity with contract manufacturers and regulatory approvals for products developed using these methods, which we currently estimate would cost $750,000. Assuming our research and development and regulatory approval efforts are successful, we expect the first revenues on sales of products resulting from use of our biotechnological or fermentation work could occur in 2014. However, we will require additional investment obtained through additional funding from our stockholders and other qualified investors in order to complete these milestones, and for initial commercialization as described will also require the availability of contract manufacturing capacity on desirable terms from outside companies. We may be unsuccessful in our development and commercialization of stevia extracts using biotechnology or fermentation methods, and may never commercialize any related product, generate revenue, or become profitable.

To a lesser extent, our present operations also consist of pursuing traditional industry means of stevia extract production, including stevia crop cultivation, harvest, and extraction of steviol glycosides from the stevia leaf., Operations related to production of stevia extract through traditional means include establishing stevia field trial production outputs, and development and scale-up of stevia leaf extraction and processing methods, work which we currently estimate will cost $250,000 and which we expect to complete in the second half of 2013. Provided research and development is successful, and we still plan to pursue traditional industry means of stevia extract production, we would seek to expand stevia leaf production through contract stevia growers, seek contract processing capacity with operators of extraction facilities, and obtain any necessary regulatory approvals for these stevia extracts and processing facilities, work which we currently estimate to cost $250,000. If these efforts prove successful, we expect the first revenues on sales of California stevia extract could occur in 2014. However, we will require additional investment obtained through additional funding from our stockholders and other qualified investors in order to complete these milestones, and for initial commercialization of California stevia extract as described will require the participation of local growers and the availability of contract extraction facilities on desirable terms. We may be unsuccessful in our development and commercialization of stevia extracts using traditional industry means, and may never commercialize any related product, generate revenue, or become profitable.

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. As of July 3, 2012, we had one full-time employee and three part-time employees. Total expenditures over the 12 months following March 31, 2012, are expected to be approximately $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of July 3, 2012, we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

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

The fair value of our common stock option and warrant grant is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

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

Results of Operations

Fiscal Years Ended March 31, 2012 and March 31, 2011

The following table sets forth our results of operations for the years ended March 31, 2012 and 2011.

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating Expenses:

General and Administrative	1,127,402	1,137	1,129,180
Leasehold Impairment Expense	38,091	-	38,091
Mineral Properties	-	-	12,228
Professional fees	120,437	25,582	205,920
Related Party Rent	8,500	-	8,500
Related Party Consulting Fee	6,000	5,000	11,000
Loss from operations	(1,300,430)	(31,719)	(1,404,919)

Other expenses
Foreign currency translation	(2,523)	-	(2,523)
Interest expense	(18,300)	(3,556)	(24,073)
Loss before income taxes	(1,321,253)	(35,275)	(1,431,515)
Provision for income taxes	-	-	-
Net loss	$(1,321,253)	$(35,275)	$(1,431,515)

Loss per share - Basic and diluted	$(0.03)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	51,451,096	51,450,000

Our net loss during the fiscal year ended March 31, 2012 was $1,321,253 compared to a net loss of $35,275 for the fiscal year ended March 31, 2011 (an increase in net loss of $1,285,978). During the fiscal year ended March 31, 2012 and 2011, respectively, we did not generate any revenue.

During the fiscal year ended March 31, 2012, we incurred general and administrative expenses in the aggregate amount of $1,127,402 compared to $1,137 incurred during the fiscal year ended March 31, 2011 (an increase of $1,126,265). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. In addition, during the fiscal year ended March 31, 2012, we incurred related party consulting fees paid to Tao Chen, the Company’s former Chief Executive Officer, in the amount of $6,000 compared to $5,000 incurred during the fiscal year ended March 31, 2011 (an increase of $1,000). During the fiscal year ended March 31, 2012, we incurred related party rent totaling $8,500 compared to $0 incurred during the fiscal year ended March 31, 2011 (an increase of $8,500). Also during the fiscal year ended March 31, 2012, we incurred stock-based compensation totaling $979,880 compared to $0 incurred during the fiscal year ended March 31, 2011.

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

As of March 31, 2012, we had total current assets of $534,906. Our total current assets as of March 31, 2012 were comprised of cash in the amount of $532,206, a security deposit of $1,500 and, prepaid expenses in the amount of $1,200. Our total current liabilities as of March 31, 2012 were $306,613 represented primarily by accounts payable and accrued liabilities of $79,762, accounts payable to related party of $10,921, notes payable of $196,800, and accrued interest of $19,130. As a result, on March 31, 2012, we had a working capital of $228,293.

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

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $532,206 as of March 31, 2012 and obtained $250,000 in new financing on January 31, 2012 through issuance of the convertible debenture in the January Private Placement. We also obtained $400,000 in new financing in March 2012 and $850,000 in new financing through issuance of stock and convertible debentures pursuant to the February Subscription Agreement.  As we discuss under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2012, are expected to be approximately $1,000,000. After giving effect to the funds raised in the January Private Placement and the February Subscription Agreement, as of the date of this report we expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2012, net cash used in operating activities was $241,890 compared to net cash used in operating activities of $26,120 for the fiscal year ended March 31, 2011. This increase is due to the increase in our operations as we began transitioning to our new business as an agricultural biotechnology company during the second half of the fiscal year ended March 31, 2012. Net cash used in operating activities during the fiscal year ended March 31, 2012 consisted primarily of a net loss of $1,321,253 offset by $71,614 for increases in  accounts payable and accrued liabilities, and $979,880 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2011 consisted of a net loss of $35,275 offset by a $5,000 increase in expenses paid on behalf of the Company by a third party and a $3,555 increase in accrued interest on loans and $862 for prepaid expense and $1,462 for accounts payable and accrued liabilities.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2012, net cash provided by financing activities was $765,000 compared to net cash provided by financing activities of $35,000 for the fiscal year ended March 31, 2011. Net cash provided from financing activities during the fiscal year ended March 31, 2012 was derived primarily from $250,000 received in connection with the January Private Placement and $400,000 received in connection with the February Subscription Agreement.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2012, net cash used in investing activities was $1,500 compared to net cash used in investing activities of $0 for the fiscal year ended March 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2012.

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

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012. Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since March 2011. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Amex: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successfully turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led nine successful financings for Inovio and concluded several licensing deals that included multinational companies, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon held roles of increasing responsibility with MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations, from the period of August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp. ("Cardiome"), a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member in February 2004 of Protox Therapeutics, Inc., now a publicly traded specialty pharmaceutical company known as Sophiris Bio Inc. Dr. Dhillon maintained his board position until the execution of a financing with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, the largest venture capital corporation in British Columbia, and has held this role since November 2003. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of OncoSec Medical Incorporated since June 2011 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Chief Operating Officer (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida has been the acting Chairman (from March 2003) of DendriTherapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. He has served as Chairman, Founder and Director (from November 1999 to March 2011) of BioConsul Drug Development Corporation and currently serves as Principal ofAnthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California in 2010. Dr. Maida brings to the Board significant practical experience in agriculture. We believe that his financial and operational experience in our industry will provide important resources to our Board.

Robert Brooke has served as a director and our Chief Executive Officer since January 31, 2012, and previously served as our Vice President of Business Development beginning in October 2011. Mr. Brooke is a founder of Genesis Biopharma, Inc. (OTCBB: GNBP.OB), a cancer drug development company, where he served as Director, President and Chief Executive Officer from March 2010 until February 2011. Mr. Brooke is also the founder of Percipio Biosciences, Inc., a privately held research diagnostics company that manufactures and distributes products related to oxidative stress research, and has served as its President, on a limited part-time basis, since 2008. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd. During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report in 2005 as being the most active investor in private placements by public biotechnology companies. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005. Mr. Brooke provides our Board of Directors with public and private capital raising experience, as well as experience in leading early stage biotechnology companies.

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

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Tao Chen, former President, CEO, Secretary, Treasurer (2)	2012	6,000	-	-
	2011	5,000	-	7,000
Dr. Avtar Dhillon, Interim Principal Executive and Financial Officer (3)	2012	32,083	461,654 (1)	493,737
	2011	-	-	-
Robert Brooke, Chief Executive Officer (principal executive and financial officer) (4)	2012	28,539	-	28,539
	2011	-	-	-

  __________________________

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

(2) Mr. Chen served as a director and as our President, Chief Executive Officer, Secretary and Treasurer from our incorporation on February 8, 2008 until his resignation on August 17, 2011. Mr. Chen received no compensation for his services as an officer and director during the fiscal year ended March 31, 2012. However, Mr. Chen received $5,000 in consulting fees during the fiscal year ended March 31, 2011 and $6,000 in consulting fees during the fiscal year ended March 31, 2012.

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

Outstanding Equity Awards At Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options—(#) Exercisable	Number of Securities Underlying Unexercised Options—(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. Avtar Dhillon	—	500,000	(1)	$0.10	2/23/2022
	—	—
Robert Brooke	—	—
	—	—
Tao Chen	—	—
	—	—

(1)	Represents an option to purchase 500,000 shares of our common stock granted to Dr. Dhillon under our 2012 Stock Incentive Plan on February 23, 2012. The option has an exercise price of $0.10 and vests in full on April 1, 2012. Dr. Dhillon received the grant in connection with his service as our director and did not receive any grants during his tenure as our Interim Principal Executive and Financial Officer.

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

On August 31, 2012, the Company, with the approval of the of the Company’s Board of Directors, dismissed Seale & Beers, LLC (“Seale”) as the Company’s independent registered public accounting firm engaged to audit the Company’s financial statements.

The reports issued by Seale relating to its audits of the balance sheets of the Company as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the fiscal years then ended and for the period from inception through June 30, 2012, contained an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. Other than as disclosed above, such reports did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

The Company’s decision to dismiss Seale is not the result of any disagreement between the Company and Seale on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. From December 6, 2009, the date of Seale’s appointment as the Company’s independent registered public accounting firm, through August 31, 2012, there were no disagreements with Seale on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seale, would have caused Seale to make a reference thereto in connection with its reports. Pursuant to the rules of the Securities and Exchange Commission applicable to smaller reporting companies, Seale was not required to provide an attestation as to the effectiveness of the Company’s internal control over financial reporting for any period since the Company’s inception. However, as disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and Part I, Item 4 of the Company’s Form 10-Q for the quarterly period ended June 30, 2012, the Company’s management determined that the Company’s internal control over financial reporting was not effective as of the end of such periods due to the existence of material weaknesses related to (i) insufficient segregation of duties in the Company’s finance and accounting functions due to limited personnel and (ii) insufficient corporate governance policies.

Other than as disclosed above, there were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during the Company’s two most recent fiscal years or during the subsequent interim period through August 31, 2012. The Company’s Board of Directors discussed the subject matter of each reportable event with Seale. The Company authorized Seale to respond fully and without limitation to all requests of the successor accountant concerning all matters related to the annual and interim periods audited and reviewed by Seale, including with respect to the subject matter of each reportable event.

The Company provided Seale with a copy of the above disclosures it is making in response to Item 4.01 of the Current Report on Form 8-K and requested Seale to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements, and, if not, stating the respects in which it does not agree. A copy of the letter dated September 4, 2012, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on September 6, 2012.

On August 31, 2012, the Company, with the approval of the Board of Directors, engaged Weinberg & Company, P.A. ("Weinberg”) as the Company's new independent registered public accounting firm, effective immediately. During the two fiscal years ended March 31, 2012 and 2011 and through August 31, 2012, neither the Company, nor anyone on its behalf, consulted Weinberg regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Weinstein that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

STEVIA FIRST CORP.

Date: February 15, 2013	By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)	February 15, 2013
Robert Brooke

/s/ Avtar Dhillon	Director	February 15, 2013
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	February 15, 2013
Dr. Anthony Maida, III

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc.
3.1.1	(2)	Articles of Incorporation of Stevia First Corp.
3.1.2	(1)	Articles of Merger, effective October 10, 2011
3.1.3	(3)	Certificate of Change, effective October 10, 2011
3.2.1	(4)	Bylaws of Stevia First Corp.
3.2.2	(5)	Certificate of Amendment of Bylaws of Stevia First Corp.
10.1	(6)	Promissory Note, dated July 3, 2011, issued in favor of Stevia First Corp. by Tao Chen
10.3	(7)	Form of Convertible Debenture Subscription Agreement
10.4	(8)	Form of Convertible Debenture
10.5	(9) #	Executive Employment Agreement, dated January 31, 2012, by and between Stevia First Corp. and Robert T. Brooke
10.6	(10) #	Stevia First Corp. 2012 Stock Incentive Plan
10.7	(11)	Form of Convertible Debenture
10.8	*	Subscription Agreement, dated February 7, 2012, by and between Stevia First Corp. and the investor named on the signature pages thereto
10.9	*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and One World Ranches LLC
10.10	*	Lease Agreement, dated April 23, 2012, by and between Stevia First Corp. and Sutter Butte Ranches LLC

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS ++		XBRL Instant Document**
101.SCH++		XBRL Taxonomy Extension Schema Document**
101.CAL++		XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF++		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB++		XBRL Taxonomy Extension Label Linkbase Document**
101.PRE++		BRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
++	XBRL (Extensible Business Reporting Language) information is furnished and not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.
(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011
(2)	Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008
(3)	Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011
(4)	Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008
(5)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(6)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2011
(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(10)	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012
(11)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stevia First Corp.

(Formerly Legend Mining, Inc.)

(A Development Stage Company)

Yuba City, California

We have audited the accompanying balance sheets of Stevia First Corp. (formerly Legend Mining, Inc.), a development stage company, (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period July 1, 2007 (inception) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period July 1, 2007 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a stockholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

November 5, 2012

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

Assets

	March 31,	March 31,
	2012	2011

Current Assets
Cash	$532,206	$10,596
Security Deposit	1,500	-
Prepaid Expense	1,200	862
Total Current Assets	534,906	11,458

Total Assets	$534,906	$11,458

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$79,762	$8,148
Accounts Payable - Related Party	10,921	1,000
Notes Payable	196,800	81,800
Accrued Interest	19,130	5,772
Total Current Liabilities	306,613	96,720

Notes Payable, Convertible, long term	450,000	-
Less discount	(172,476)	-
Notes Payable, Convertible, long term, net of discount	277,524	-
Total liabilities	584,137	96,720

Stockholders' Deficiency
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 51,650,000 and
51,450,000 shares issued and outstanding, respectively	51,650	51,450
Additional paid-in-capital	1,330,634	(26,450)
Deficit accumulated during the development stage	(1,431,515)	(110,262)
Total stockholders' deficiency	(49,231)	(85,262)
Total liabilities and stockholders' deficiency	$534,906	$11,458

The Accompanying Notes are an Integral Part of These Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating Expenses:

General and Administrative	1,127,402	1,137	1,129,180
Leasehold Impairment Expense	38,091	-	38,091
Mineral Properties	0	0	12,228
Professional fees	120,437	25,582	205,920
Related Party Rent	8,500	0	8,500
Related Party Consulting Fee	6,000	5,000	11,000
Loss from operations	(1,300,430)	(31,719)	(1,404,919)

Other expenses
Foreign currency translation	(2,523)	-	(2,523)
Interest expense	(18,300)	(3,556)	(24,073)

Net loss	$(1,321,253)	$(35,275)	$(1,431,515)

Loss per share - Basic and diluted	$(0.03)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	51,451,096	51,450,000

The Accompanying Notes are an Integral Part of These Financial Statements

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

				Deficit
				accumulated
			Additional	During the
	Common Stock		Paid-in-	exploration
Description	Shares	Amount	Capital		Total
Balance- July 1, 2007	-	$-	$-	$-	$-
November 28, 2007
Subscribed for cash
at $0.0001	31,500,000	31,500	(27,000)	-	4,500
December 18, 2007
Subscribed for cash
at $0.0001	11,200,000	11,200	(3,200)	-	8,000
January 18, 2008
Subscribed for cash
at $0.0001	8,750,000	8,750	3,750	-	12,500
Net loss	-	-	-	(8,583)	(8,583)
Balance- March 31, 2008	51,450,000	51,450	(26,450)	(8,583)	16,417

Net loss	-	0	0	(38,112)	(38,112)
Balance- March 31, 2009	51,450,000	51,450	(26,450)	(46,695)	(21,695)

Net loss	-	-	-	(28,292)	(28,292)
Balance- March 31, 2010	51,450,000	51,450	(26,450)	(74,987)	(49,987)

Net loss	-	-	-	(35,275)	(35,275)
Balance- March 31, 2011	51,450,000	51,450	(26,450)	(110,262)	(85,262)

Subscribed for cash at $1.00	200,000	200	199,800	-	200,000
Beneficial Conversion Feature of convertible Debt	-	-	177,404	-	177,404
Stock based compensation	-	-		-	979,880
Net loss				(1,321,253)	(1,321,253)

Balance- March 31, 2012	51,650,000	$51,650	$1,330,634	$(1,431,515)	$(49,231)

 The Accompanying Notes are an Integral Part of These Financial Statements.

STEVIA FIRST CORP
(FORMERLY LEGEND MINING INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From July 1, 2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Operating activities
Net loss	$(1,321,253)	$(35,275)	$(1,431,515)
Adjustments to reconcile net loss to net cash
Expenses paid on behalf of the Company by third party	-	5,000	5,000
Stock based compensation	979,880	-	979,880
Amortization of note discount	4,928	-	4,928
Prepaid expense	(338)	(862)	(1,200)
Accrued interest	13,358	3,555	19,130
Accounts payable - Related Party	9,921	-	10,921
Accounts payable and accrued liabilities	71,614	1,462	74,762
Net Cash Used in Operating Activities	(241,890)	(26,120)	(338,094)

Financing activities
Notes payable from third party	115,000	35,000	196,800
Notes payable, convertible	450,000	-	450,000
Shares subscribed for cash	200,000	-	225,000
Net Cash Provided by Financing Activities	765,000	35,000	871,800

Investing activities
Security deposit	(1,500)	-	(1,500)
Net Cash Used in Investing Activities	(1,500)	-	(1,500)

Net increase in cash	521,610	8,880	532,206

Cash and Cash Equivalent - Beginning of Period	10,596	1,716	-
Cash and Cash Equivalent - End of Period	$532,206	$10,596	$532,206

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes
	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$5,000	$5,000
Beneficial Conversion of Convertible Notes Recorded as Note Discount	$177,404	$-	$177,404

The Accompanying Notes are an Integral Part of These Financial Statements.

STEVIA FIRST CORP.

(Formerly Legend Mining Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED

MARCH 31, 2012 AND 2011

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”) formerly Legend Mining Inc., was incorporated under the laws of the State of Nevada on June 29, 2007. During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name from “Legend Mining Inc.” to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  The Company has not produced any revenues and is considered a development stage company.  The Company's fiscal year end is March 31.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,431,515 as at March 31, 2012, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of March 31, 2012, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 2,100,000 shares of common stock at March 31, 2012 and 786,058 common shares issuable under convertible note agreements have been excluded from the calculation at March 31, 2012 as the effect would have been anti-dilutive.

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

4.  CONVERTIBLE NOTES PAYABLE

On January 31, 2012, the Company issued a $250,000 convertible debenture to a single investor. The debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year beginning on June 30, 2012. The debenture is convertible at the holder’s option into the Company’s common stock at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under the debenture in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable.

On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches, for proceeds to us of $250,000 per tranche, convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. As of March 31, 2012, the Company had received $200,000 in proceeds attributable to the issuance of convertible debentures under the Subscription Agreement.

Certain of the convertible debentures issued to the investor pursuant to the Subscription Agreement were required to be issued with conversion prices less than the market price of the Company’s common stock at the time of issuance, creating a beneficial conversion feature of $177,404 upon issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the debentures, the balance of which was $172,476 at March 31, 2012.

5. EQUITY

2012 Stock Incentive Plan

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

At March 31, 2012, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2011	-		$-
Granted	2,100,000		0.10
Exercised
Cancelled		$
Balance outstanding at March 31, 2012	2,100,000		$0.10
Balance exercisable at March 31, 2012	984,329	$

A summary of the Company’s stock option activity for the period ended March 31, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price	Volatility

Options Outstanding, March 31, 2012	2,100,000	$0.10	$1.00	183.83%

Exercisable , March 31, 2012	984,329	$0.10	$1.00	183.83%

Through March 31, 2012, we had expensed total stock-based compensation of $979,880 and the remaining unamortized cost of the outstanding stock-based awards was $1,117,810. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures . Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at March 31, 2012, was $3,129,000.

Assumptions used in valuing stock options granted during the year ended March 31, 2012 are as follows: (i) volatility rate of 228%, (ii) discount rate of 4.3%, (iii) zero expected dividend yield, and (iv) expected life of 10 years for those options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for those granted to employees. For employees the expected life is the average of the term of the option and the vesting period.

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

7.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement with World Ranches LLC (“One World Ranches”), which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA 95993 for a term of five years expiring on September 1, 2016 at a rate of $1,000 per month.  As of March 31, 2012, remaining payments due over the term of the lease agreement totaled $48,000.  Also refer to Note 9 - Subsequent Events.

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

As of the April 23, 2012 amendment to the lease agreement, the remaining scheduled minimum rental payments required for each of the five succeeding fiscal years are as follows:

2013	$26,800
2014	$27,600
2015	$27,600
2016	$27,600

8.  SECURITY DEPOSIT

The Company has paid a refundable security deposit of $1,500 to One World Ranches under the lease agreement of the office and laboratory space located at 5225 Carlson Rd., Yuba City, CA. Also see to Note 7 – Related Party Transactions and Lease Obligations.

9. SUBSEQUENT EVENTS

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

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California on which the Company may either cultivate and harvest the stevia plant or locate stevia processing facilities.  The Sutter Lease begins on May 1, 2012 and expires on May 1, 2014 and the Company has paid the aggregate amount of all rent payments thereunder, totaling $250,000. One World Ranches and Sutter Buttes, the landlords under the Carlson Lease and the Sutter Lease, respectively, are each jointly-owned  by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains.

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

Pursuant to the Note Exchange Agreements, at the closing on May 25, 2012 thereunder all principal and accrued but unpaid interest under each holder’s outstanding promissory notes, totaling approximately $214,008 was canceled in exchange for 214,008 shares of the Company’s common stock issued at a conversion rate of $1.00 per share.

On May 22, 2012, the Company received an advance payment of $850,000 from the investor under the subscription agreement entered into on February 7, 2012 (the “Subscription Agreement”), which represents all remaining amounts owed by the investor under the Subscription Agreement. The company issued 425,000 shares of common stock and convertible debentures with a principal amount of $425,000 in exchange for the $850,000 payment.

Pursuant to the terms of the Subscription Agreement, the investor thereunder agreed to purchase from the Company an aggregate of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 in five tranches over a twelve month period beginning on March 1, 2012.  Prior to the Company’s receipt of the investor’s advance payment of $850,000, the investor had purchased 200,000 shares of common stock and convertible debentures with a principal amount of $200,000 under the Subscription Agreement for total proceeds to the Company of $400,000.  In connection with the investor’s $850,000 advance payment, the Company has issued to the investor 425,000 shares of common stock and convertible debentures with the following principal amounts and exercise prices:  (i) a $50,000 debenture convertible into shares of common stock at a conversion price of $0.80; (ii) a $125,000 debenture convertible into shares of common stock at a conversion price of $0.95; (iii) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.10; and (iv) a $125,000 debenture convertible into shares of common stock at a conversion price of $1.25; with the aggregate principal amount of all such convertible debentures totaling $425,000.

