Form 10-Q
period 2012-12-31
Stevia First Corp.
filed 2013-02-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

STEVIA FIRST CORP.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5225 Carlson Rd.
Yuba City, CA	95993
(Address of principal executive offices)	(Zip Code)

(530) 231-7800 (530) 231-7800 FREE
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

As of February 13, 2013, there were 54,774,824 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2012

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(unaudited)
Assets

Current Assets:
Cash	$595,963	$532,206
Security deposit	2,500	1,500
Prepaid Expense	26,161	1,200
Advance payment on related party lease, current	125,000	-
Total Current Assets	749,624	534,906

Advance payment on related party lease, net of current portion	41,666	-

Total Assets	$791,290	$534,906

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$83,657	$79,762
Accounts Payable - Related Party	9,590	10,921
Notes Payable	-	196,800
Accrued Interest	-	19,130
Derivative Liability	289,137	-
Total Current Liabilities	382,384	306,613

Notes Payable, Convertible, long term	1,375,000	450,000
Less discount	(586,458)	(172,476)
Notes Payable, Convertible, long term, net of discount	788,542	277,524
Total liabilities	1,170,926	584,137

Stockholders' Deficit
Common stock, par value $0.001 per shares;
525,000,000 shares authorized; 53,874,824 and 51,650,000
shares issued and outstanding	53,875	51,650
Unvested, issued common stock	(168,750)	-
Additional paid-in-capital	2,938,789	1,330,634
Deficit accumulated during the development stage	(3,203,550)	(1,431,515)
Total stockholders' deficit	(379,636)	(49,231)
Total liabilities and stockholders' deficit	$791,290	$534,906

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					From July 1,
					2007
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	590,506	34,886	1,674,092	116,692	3,056,963
Rent and other related party costs	41,150	4,500	107,600	11,500	129,648
Research & development	41,657	-	130,747	-	130,747
Total operating expenses	673,313	39,386	1,912,439	128,192	3,317,358

Loss from operations	(673,313)	(39,386)	(1,912,439)	(128,192)	(3,317,358)

Other income (expenses)
Foreign currency translation	160	(1,431)	(42)	(2,035)	(2,565)
Interest expense	(69,468)	(2,915)	(122,421)	(6,803)	(146,494)
Change in fair value of derivative liability	234,321	-	234,321		234,321
Cost of Offering	(78,458)	-	(78,458)	-	(78,458)
Gain on settlement of debt	-	-	107,004	-	107,004
Net loss	$(586,758)	$(43,732)	$(1,772,035)	$(137,030)	$(3,203,550)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Weighted average number of common shares outstanding- basic and diluted	53,843,290	51,450,000	52,922,599	51,450,000

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Deficit
				accumulated	Unvested,
			Additional	During the	issued
	Common Stock		Paid-in-	exploration	Common
Description	Shares	Amount	Capital	Stage	Stock	Total
Balance- July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007 Subscribed for cash at $0.0001	31,500,000	31,500	(27,000)	-		4,500
December 18, 2007 Subscribed for cash at $0.0001	11,200,000	11,200	(3,200)	-		8,000
January 18, 2008 Subscribed for cash at $0.0001	8,750,000	8,750	3,750	-		12,500
Net loss	-	-	-	(8,583)		(8,583)
Balance- March 31, 2008	51,450,000	51,450	(26,450)	(8,583)	-	16,417

Net loss	-	-	-	(38,112)		(38,112)
Balance- March 31, 2009 (restated)	51,450,000	51,450	(26,450)	(46,695)	-	(21,695)

Net loss	-	-	-	(28,292)		(28,292)
Balance- March 31, 2010	51,450,000	51,450	(26,450)	(74,987)	-	(49,987)

Net loss	-	-	-	(35,275)		(35,275)
Balance- March 31, 2011	51,450,000	51,450	(26,450)	(110,262)	-	(85,262)

Subscribed for cash at $1.00	200,000	200	199,800	-		200,000
Beneficial Conversion Feature of convertible Debt	-	-	177,404	-		177,404
Stock based compensation	-	-	979,880			979,880
Net loss	-	-		(1,321,253)		(1,321,253)
Balance- March 31, 2012	51,650,000	51,650	1,330,634	(1,431,515)	-	(49,231)

Subscribed for cash at $1.00	425,000	425	424,575	-	-	425,000
Common stock issued upon May 25, 2012 conversion of notes payable	214,008	214	106,790	-	-	107,004
Common stock issued to employees and director, unvested	700,000	700	188,300		(168,750)	20,250
Common stock issued upon exercise of options	850,000	850	174,150	-	-	175,000
Common stock issued as payment of accrued interest	35,816	36	26,214			26,250
Stock based compensation	-	-	688,126	-	-	688,126
Net loss	-	-	-	(1,772,035)	-	(1,772,035)

Balance- December 31, 2012 (unaudited)	53,874,824	$53,875	$2,938,789	$(3,203,550)	$(168,750)	$(379,636)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements.

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From July 1, 2007
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012

Operating activities
Net loss	$(1,772,035)	$(137,030)	$(3,203,550)
Adjustments to reconcile net loss to net cash used in operating activities
Loan (expenses paid on behalf of the Company by third party)	-	-	5,000
Stock based compensation	708,376	-	1,688,256
Gain on settlement of debt	(107,004)	-	(107,004)
Cost of Offering	78,458	-	78,458
Change in fair value of derivative liability	(234,321)	-	(234,321)
Amortization of debt discount	86,018	-	90,946
Prepaid expense	(24,961)	(2,374)	(26,161)
Advance payment on related party lease	(166,666)	-	(166,666)
Accrued interest	24,328	6,789	43,457
Accounts payable - related party	(1,330)	(1,000)	9,591
Accounts payable and accrued liabilities	143,894	24,630	218,657
Net cash used in operating activities	(1,265,243)	(108,985)	(1,603,337)

Financing activities
Loans from third party	-	115,000	196,800
Proceeds from issuance of convertible notes	870,000	-	1,320,000
Proceeds from exercise of options	35,000	-	60,000
Shares subscribed for cash	425,000	-	625,000
Net cash provided by financing activities	1,330,000	115,000	2,201,800

Investing activities
Security deposit	(1,000)	-	(2,500)
Net cash used in investing activities	(1,000)	-	(2,500)

Net increase in cash	63,757	6,015	595,963

Cash and cash equivalent - beginning of period	532,206	10,596	-
Cash and cash equivalent - end of period	$595,963	$16,611	$595,963
Supplemental disclosure of cash flow information:			$-
Cash paid during the period for:
Interest	$12,075	$-	$12,075
Income taxes
	$-	$-	$-

Non-cash activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$(5,000)	$(5,000)
Cancellation of payable applied to option exercise price	$140,000	$-	$140,000
Issuance of common stock upon conversion of notes payable and accrued interest	$107,004	$-	$107,004
Fair value of beneficial conversion feature of convertible notes	$-	$-	$177,404
Fair value of warrants issued with convertible debentures	$500,000	$-	$500,000
Conversion of accrued interest to common stock	$26,250	$-	$26,250

The Accompanying Notes are an Integral Part of these Condensed Financial Statements.

STEVIA FIRST CORP.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,203,550 as at December 31, 2012, and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2012, the Company has a stockholders’ deficit of $379,636. .. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2012 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. We expect our total expenditures over the next 12 months to be approximately $1,500,000. After giving effect to the funds raised in our recent financings, as of the date of this report we expect to have sufficient funds to operate our business over the next 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The unaudited condensed financial statements contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of December 31, 2012, the unaudited condensed results of its operations for the three and nine months ended December 31, 2012 and 2011, and the unaudited condensed cash flows for the nine months ended December 31, 2012 and 2011.

The balance sheet information as of March 31, 2012 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended March 31, 2012 and 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on July 13, 2012, and amended on February 15, 2013. These financial statements should be read in conjunction with that report.

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

As of December 31, 2012, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 2,950,000 shares of common stock, warrants to acquire 1,080,000 shares of common stock and 2,193,773 common shares issuable under convertible note agreements at December 31, 2012 have been excluded from the calculation at December 31, 2012 as the effect would have been anti-dilutive. The Company has also excluded 700,000 shares of common stock that were issued but unearned from its calculation at December 31, 2012 (see Note 6).

Financial Assets and Liabilities Measured at Fair Value

 The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.
Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$-	$289,137	$289,137

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2012 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

On May 25, 2012, the Company exchanged the outstanding principal, totaling $196,800, and accrued but unpaid interest, totaling $17,208, under the outstanding promissory notes for an aggregate of 214,800 shares of the Company’s common stock, at a conversion rate of $1.00 per share. As the market price ($0.50) of the Company’s stock at the date of the exchange was less than the conversion rate, the Company recognized a gain from the settlement of the debt of $107,004 on the Company’s accompanying statement of operations for the nine months ended December 31, 2012.

4. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012 (Unaudited)	March 31, 2012
Subordinated unsecured convertible notes payable, interest at 6% per annum payable quarterly (a)	$250,000	$250,000
Subordinated unsecured convertible notes payable, interest at 6% per annum payable semi-annually (b)	625,000	200,000
Convertible notes payable (c)	500,000	-
Total convertible notes	1,375,000	450,000

Less: note discount	(586,458)	(172,456)
Convertible notes payable, net of note discount	$788,542	$277,524

(a)        On January 31, 2012, the Company issued a $250,000 convertible debenture to a single investor (the “January Convertible Debenture). The January Convertible Debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year beginning on June 30, 2012. It is convertible at the holder’s option into the Company’s common stock at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under the debenture in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable. As of December 31, 2012, the entire principal balance of $250,000 was outstanding. During the period ending December 31, 2012, accrued interest due on this convertible debenture of $7,500 was converted into 15,000 shares of the Company’s common stock based on the conversion rate of $0.50 per share. If the outstanding principal had been converted into shares of our common stock as of December 31, 2012, the holders thereof would have received 500,000 shares of common stock.

(b)         On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. As of March 31, 2012, the Company had received $200,000 in proceeds attributable to the issuance of convertible debentures under the Subscription Agreement and $200,000 in proceeds attributable to the issuance of common stock (see Note 5). On May 22, 2012, the Company issued the remaining $425,000 in convertible debentures upon receipt of the remaining balance due under the Subscription Agreement (in addition to the $425,000 in proceeds received by the Company in consideration for the issuance of its common stock under the Subscription Agreement - see Note 5). Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the period ending December 31, 2012, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share. As of December 31, 2012, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of December 31, 2012, the holders thereof would receive 1,193,773 shares of common stock.

During the nine months ended December 31, 2012, the conversion price of the convertible debentures issued under the Subscription Agreement was greater than the market value of our common stock as of the date of issuance. As such, the Company did not recognize any beneficial conversion feature upon issuance. During the year ended March 31, 2012, the Company had issued convertible notes under the Subscription Agreement where the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $172,456 at March 31, 2012. During the nine months ended December 31, 2012, the Company recognized interest expense of $44,351 relating to the amortization of this discount, resulting in an unamortized balance of $128,125 as of December 31, 2012.

(c)        On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants are expected to be approximately $445,000.

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. As the initial conversion price was greater than the market value of our common stock as of the date of issuance the Company did not recognize any beneficial conversion feature upon issuance. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” in its accounting for the debenture as to the potential change to the conversion price which is based upon a future "trigger event" that has not taken place or may not take place, and determined that the conversion price of the notes are fixed until the contingency is triggered. The Company considers the conversion feature to be indexed to the Company’s own stock, and as such, no further accounting is appropriate at this time. The Warrants related to the note issuance are described below and result in a freestanding derivative valued at $523,458 upon issuance.

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

As a condition of the closing of the financing, the Company entered into a Registration Rights Agreement with the purchasers (the “Registration Rights Agreement”) pursuant to which the Company is obligated to file with the Securities and Exchange Commission one or more registration statements relating to the resale of Conversion Shares and Warrant Shares. The registration statement was filed on November 30, 2012, and the Company expects that such registration statement will be declared effective.

Dawson James Securities, Inc. (“Dawson”) acted as placement agent for the Financing. Pursuant to the terms of a Placement Agent Agreement entered into by the Company and Dawson on October 29, 2012, the Company agreed (a) to pay to Dawson placement agent fees equal to 8% of the aggregate purchase price paid by each purchaser, (b) to issue to Dawson warrants to purchase 8% of the aggregate number of Conversion Shares issued in the financing, and (c) to reimburse Dawson for certain expenses. The warrants issued to Dawson have the same terms as the warrant shares issued above.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and will characterize the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 upon issuance. These amounts were determined by management using a using a probability weighted average Black-Scholes Merton option pricing model.

The total costs of the loan were $578,458 which includes the placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for the these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the note was recorded as a cost of the offering during the period ended December 31, 2012. The Company will amortize the valuation discount to interest expense over the life of the notes. During the nine months ended December 31, 2012, the Company recognized interest expense of $41,667 relating to the amortization of this discount, resulting in an unamortized balance of $458,333 as of December 31, 2012.

5. DERIVATIVE LIABILITY

 In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  As of December 31, 2012 the Company’s most recent securities offering October 29, 2012 for an aggregate principal sum of $500,000 (Note 4) is subject to these provisions.

The warrants issued to investors and placement agent in relation to the October 29, 2012 offering (described in Note 5), do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the convertible notes from the potential dilution associated with future financings.

In accordance with the FASB authoritative guidance, the warrants issued in conjunction with the convertible notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of December 31, 2012, the derivative liabilities valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

Warrants:

	December 31, 2012	At Date of Issuance
Exercise Price	$0.63 - $0.70	$0.63 - $0.70
Stock Price	$0.32	$0.50

Risk-free interest rate	0.25%	0.25%
Expected volatility	143.20%	198.75%
Expected life (in years)	4.8 years	5.0 years
Expected dividend yield	0	0

Fair Value:	$289,137	$523,458

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At issuance date, the fair value of the derivative liability on the warrants was $523,458. As of December 31, 2012 the derivative liability of the warrants was $289,137.  For the nine months ended December 31, 2012, the Company recorded a change in fair value of the derivative liability of $234,321.

6. EQUITY

Common stock

During the nine months ended December 31, 2012, the Company sold 425,000 shares of its common stock for proceeds of $425,000 under a Subscription Agreement with one investor (See Note 4).

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employees and a director were valued based upon the trading prices of the Company’s stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet earned, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. As of December 31, 2012, all of these shares remained unvested. During the nine months ended December 31, 2012, the Company amortized $21,250 of the fair value of the common stock and recognized as stock compensation in their statement of operations, and $168,750 remained unamortized as of the period then ended.

7. STOCK OPTIONS

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

At December 31, 2012, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	2,100,000		$0.10
Granted	1,800,000		0.27
Exercised	(850,000)
Cancelled	(100,000)	$
Balance outstanding at December 31, 2012	2,950,000		$0.14
Balance exercisable at December 31, 2012	1,137,500	$

A summary of the Company’s stock option activity for the period ended December 31, 2012 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price	Volatility

Options Outstanding, December 31, 2012	1,750,000	$0.10	$1.00	183.83%
	100,000	$0.27	$0.27	228.36%
	1,100,000	$0.28	$0.27	228.36%
	2,950,000
Exercisable, December 31, 2012	887,500	$0.10	$1.00	183.83%
	250,000	$0.28	$0.27	228.36%
	1,137,500

From inception through December 31, 2012, we had expensed total stock-based compensation of $1,668,006 and the remaining unamortized cost of the outstanding stock-based awards was $667,886. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at December 31, 2012, was $434,000.

During the nine months ended December 31, 2012, the Company granted 200,000 options to employees and 1,600,000 options to consultants that expire ten years from date of grant. Assumptions used in valuing stock options granted during the nine months ended December 31, 2012 are as follows: (i) volatility rate of 143%, (ii) discount rate of 0.25%, (iii) zero expected dividend yield, and (iv) expected life of 10 years for those options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for those granted to employees. For employees the expected life is the average of the term of the option and the vesting period.

8. WARRANTS

At December 31, 2012, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	-		$-
Granted	1,080,000		0.70
Exercised	-
Cancelled	-		$-
Balance outstanding at December 31, 2012	1,080,000		$0.70
Balance exercisable at December 31, 2012	1,080,000	$

The purchasers who entered into the Securities Purchase Agreement on October 29, 2012, were issued warrants to purchase up to 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. Effective upon the Trigger Date, the exercise price of the each warrant shall be reduced to the lesser of (i) the then exercise price or (ii) 110% of the Reset Conversion Price. The warrants are subject to adjustment for subsequent equity sales by the Company, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders.

We issued warrants to purchase up to 80,000 shares of the Company’s commons stock to Dawson pursuant to the terms of the Placement Agent Agreement. The warrants issued to Dawson have the same terms as the warrant shares issued to the purchasers.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and will characterize the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 at issuance (see Note 5).

9. INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2012, the Company had net operating loss carry forwards of approximately $1,515,294 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

 10. RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

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

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, under Advance payment of related party lease, and is being amortized over the term of the lease of 24 months. During the nine months ended December 31, 2012, the Company recognized rent expense of $83,333 on the Sutter Lease. As of December 31, 2012, the unamortized Advance payment of the related party lease of $166,666 was allocated between current portion of $125,000 and noncurrent portion of $41,666.

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

Aggregate payments under the above leases for the nine months ended December 31, 2012 and 2011 were $107,600 and $1,000, respectively.

11. COMMITMENTS

We have exclusive and worldwide rights to patents obtained through a license of these patents from Vineland Research and Innovations Centre (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. These patents relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000, of which $25,000 has been paid. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.

12. SUBSEQUENT EVENTS

In January 2013, the Company issued 900,000 shares of its common stock to four individuals upon exercise of stock options for proceeds of $234,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed on July 13, 2012, and amended on February 15, 2013, and the related audited financial statements and notes included thereto.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our intended business; our ability to bring out intended product to market; market demand for our intended product; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; poor growing conditions for the stevia plant;; other factors beyond our control ; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 13, 2012, and amended on February 15, 2013.

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

As described further under the heading “Liquidity and Capital Resources” below, (i) on January 31, 2012, we issued a $250,000 convertible debenture to an investor in a private placement (the “January Private Placement”) and (ii) on February 7, 2012, we entered into a subscription agreement (the “February Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to pay us $1,250,000 over a 12 month period beginning on March 1, 2012, in consideration for our issuance of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000. On May 22, 2012, we received advance payment from the investor for all remaining tranches under the February Subscription Agreement and issued the remaining shares of common stock and convertible debentures thereunder. On October 29, 2012, we entered into a Securities Purchase Agreement with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants were approximately $445,000.

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

Our present operations consist of research and development related to stevia extract production through use of (i) biotechnological of fermentative means and (ii) traditional industry means, including stevia crop cultivation, harvest, and extraction. Operations related to production of stevia extract through fermentation include microbial strain development and characterization work. Prior to the launch of California-produced stevia extract, we will need to achieve certain operational milestones, including but not limited to further microbial strain development, fermentation process development and optimization, establishing stevia field trial production outputs, development and scale-up of stevia leaf extraction and processing methods, regulatory approvals for processing facilities, and regulatory approvals of stevia extract products. We currently estimate that assuming our research and development efforts are successful, the first revenues on sales of our California stevia extracts will occur in 2014. We are completing additional process engineering and development work in 2013 and then expect to seek regulatory approval for California stevia extracts that are produced by fermentation, by traditional industry means, or through some combination of these production methods . We currently estimate that completion of these milestones will not occur until 2014 and that we will require approximately $1,500,000 of additional investment that would need to be obtained through additional funding from our stockholders and other qualified investors in order to complete necessary milestones for initial commercialization of California stevia extract. However, we may be unsuccessful in our product development and commercialization efforts. We may never commercialize any products, generate revenue or become profitable.

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. We currently have two full-time employees and three part-time employees. Total expenditures over the next 12 months are expected to be approximately $1,500,000. After giving effect to the funds raised in the recent private placements, as of the date of this report we expect to have sufficient funds to operate our business for at least 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Our net loss during the three months ended December 31, 2012 was $586,758 compared to a net loss of $43,732 for the three months ended December 31, 2011, an increase in net loss of $543,026. During the three months ended December 31, 2012 and 2011, respectively, we did not generate any revenue.

During the three months ended December 31, 2012, we incurred general and administrative expenses of $590,506 compared to $34,886 incurred during the three months ended December 31, 2011 an increase of $55,620. General and administrative expenses generally include salary, rent, stock based compensation cost, financial and administrative contracted services and travel expenses. During the three months ended December 31, 2012, we incurred $126,433 in stock based compensation, compared to $0 for the three months ended December 31, 2011. In addition, during the three months ended December 31, 2012, we incurred related party rent of $41,150 compared to $1,500 incurred during the three months ended December 31, 2011, an increase of $39,650. During the three months ended December 31, 2012, we incurred related party consulting fees of $0 compared to $3,000 incurred during the three months ended December 31, 2011.

During the three months ended December 31, 2012, we recorded interest expense in the amount of $69,468 compared to $2,915 for the three months ended December 31, 2011.

During the three months ended December 31, 2012, we recorded $78,458 of cost of offering relating to the issuance of certain of our convertible debentures and warrants.

On October 2012, we incurred non-cash costs of $523,458 relating to a derivative liability created upon issuance of certain warrants in conjunction with the $500,000 convertible debentures. These costs are being re-measured every reporting period subsequent to its issuance date. As of December 31, 2012, this amount was reduced by $234,321. This change in derivative liability is a non-cash benefit reported on the statement of operations.

The increase in net loss during the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in an increase in stock-based compensation expenses.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

Our net loss during the nine months ended December 31, 2012 was $1,772,035 compared to a net loss of $137,030 for the nine months ended December 31, 2011, an increase in net loss of $1,635,005. During the nine months ended December 31, 2012 and 2011, respectively, we did not generate any revenue.

During the nine months ended December 31, 2012, we incurred general and administrative expenses of $1,674,092 compared to $116,692 incurred during the nine months ended December 31, 2011 an increase of $1,557,400. General and administrative expenses generally include salary, rent; stock based compensation cost, financial and administrative contracted services and travel expenses. During the nine months ended December 31, 2012, we incurred $708,376 in stock based compensation, compared to $0 for the nine months ended December 31, 2011. In addition, during the nine months ended December 31, 2012, we incurred related party rent for $107,600 compared to $2,500 incurred during the nine months ended December 31, 2011, an increase of $105,100. During the nine months ended December 31, 2012, we incurred related party consulting fees of $0 compared to $9,000 incurred during the nine months ended December 31, 2011.

During the nine months ended December 31, 2012, we recorded interest expense in the amount of $122,421 compared to $6,803 for the nine months ended December 31, 2011.

We recorded a gain of $107,004 related to the conversion of notes payable and accrued interest for common stock on May 25, 2012. The notes and interest were converted at a price of $1.00 per share. The gain represents the difference between the conversion price and the trading price of our common stock on the conversion date.

During the period ended December 31, 2012, we recorded $78,458 of cost of offering relating to the issuance of certain of our convertible debentures and warrants.

On October 2012, we incurred non-cash costs of $523,458 relating to a derivative liability created upon issuance of certain warrants in conjunction with the $500,000 convertible debentures. These costs are being re-measured every reporting period subsequent to its issuance date. As of December 31, 2012, this amount was reduced by $234,321. This change in derivative liability is a non-cash benefit reported on the statement of operations.

The increase in net loss during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 is attributable primarily to higher general and administrative expenses incurred in the transition of our business from one with nominal operations to an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products, including expenses related to consulting and professional fees as we underwent a change of control and management as well as a name change and forward stock split. In addition, we instituted a stock incentive plan and granted options to employees and consultants, which has resulted in an increase in stock-based compensation expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of December 31, 2012, we had total current assets of $749,624. Our total current assets as of December 31, 2012 were comprised of cash in the amount of $595,963, a security deposit of $2,500, prepaid expense of $26,161, and advance payment on related party lease of $125,000. Our total current liabilities as of December 31, 2012 were $382,384 represented by derivative liability of $289,137, accounts payable and accrued liabilities of $83,657 and accounts payable to a related party of $9,590. As a result, on December 31, 2012, we had working capital of $367,240.

As of December 31, 2012 our long term liabilities were $788,542, which consisted of convertible notes payable in the amount of $1,375,000, net of a discount of $586,458.

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

On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants were approximately $445,000.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $533,490 as of December 31, 2012. As we discuss under the heading “Plan of Operations” above, our total expenditures over the next 12 months are expected to be approximately $1,500,000. After giving effect to the funds raised in the private placements we describe above, as of the date of this report we expect to have sufficient funds to operate our business for at least 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2012, net cash used in operating activities was $1,265,243 compared to net cash used in operating activities of $108,985 for the nine months ended December 31, 2011. This increase is due to the increase in our operations as we began transitioning to our new business as an agricultural biotechnology company during the second half of the fiscal year ended March 31, 2012. Net cash used in operating activities during the nine months ended December 31, 2012 consisted primarily of a net loss of $1,772,035 and an increase of $166,666 related to advance payments on related party lease, gain on settlement of debt of $107,004, and change in fair value of derivative liability of $234,321, offset by $708,376 related to stock-based compensation. Net cash used in operating activities during the nine months ended December 31, 2011 consisted of a net loss of $137,030 and increase of $2,374 on prepaid expense offset by $6,789 increase in accrued interest on loans and an increase of $24,630 for accounts payable and accrued liabilities and $5,548 increase for accounts payable to related party.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2012, net cash provided by financing activities was $1,330,000 compared to net cash provided by financing activities of $115,000 for the nine months ended December 31, 2011. Net cash provided from financing activities during the nine months ended December 31, 2012 was primarily attributable to our receipt of an advance payment of $850,000 from the investor under the February Subscription Agreement entered into on February 7, 2012, which represents all remaining amounts owed by the investor in connection with the February Subscription Agreement and the receipt of $500,000 from the issuance of convertible notes in November 2012.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2012, net cash used in investing activities was $1,000 compared to net cash used in investing activities of $0 for the nine months ended December 31, 2011. Net cash used in investing activities during the nine months ended December 31, 2012 was solely a security deposit paid on a lease.

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

None.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended December 31, 2012 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of December 31, 2012:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2012, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended December 31, 2012, the Company sold 425,000 shares of its common stock for proceeds of $425,000 under a Subscription Agreement with one investor (See Note 4).

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

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. The initial conversion price is greater than the market value of our common stock as of the date of issuance, and as such, the Company will not recognize any beneficial conversion feature upon issuance.

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

As a condition of the closing of the financing, the Company entered into a Registration Rights Agreement with the purchasers (the “Registration Rights Agreement”) pursuant to which the Company is obligated to file with the Securities and Exchange Commission one or more registration statements relating to the resale of Conversion Shares and Warrant Shares. The Company filed a registration statement covering these securities in November of 2012.

Dawson James Securities, Inc. (“Dawson”) acted as placement agent for the Financing. Pursuant to the terms of a Placement Agent Agreement entered into by the Company and Dawson on October 29, 2012, the Company agreed (a) to pay to Dawson placement agent fees equal to 8% of the aggregate purchase price paid by each purchaser, (b) to issue to Dawson warrants to purchase 8% of the aggregate number of Conversion Shares issued in the financing, and (c) to reimburse Dawson for certain expenses. The warrants issued to Dawson have the same terms as the warrant shares issued above.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures.

In December 2012, the Company issued 35,816 shares of its common stock as payment for $26,250 in interest accrued for the January Convertible Debentures and the convertible debentures issued under the Subscription Agreement.

Item 5. Other Information. See the description of the Financing in Item 2 above.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*†	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: February 15, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act*
32.1*†	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†

*

Filed herewith.

†

These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

