Form 10-K
period 2013-03-31
Stevia First Corp.
filed 2013-05-20
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2013 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53832

STEVIA FIRST CORP.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23,200,584, based on the closing price of $0.52 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of May 17, 2013, there were 55,986,880 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I

Item 1. Business

Overview

We were incorporated under the laws of the State of Nevada on June 29, 2007 as Legend Mining Inc. We commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. We were unable to keep the mineral claim in good standing due to lack of funding and our interest in the property expired. In September 2011, we entered into a lease for laboratory and office space in Yuba City, California, and since that time we have worked towards establishing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000.

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

We expect to develop operations in California that will include research and development related to stevia production through fermentation-based methods, stevia production through stevia farming, and stevia product formulation. Our business goals include:

•	Developing stevia production methods using fermentation-based methods;

•	Expanding the existing high-grade stevia supply chain with quality control and California stevia;

•	Achieving and maintaining low cost production of stevia through process innovation and vertical integration (from seed and seedling development through leaf processing and stevia extraction);

•	Developing and cultivating stevia varieties with higher leaf yield and more content of better-tasting steviol glycosides, and developing high-quality stevia seeds; and

•	Developing the capacity needed to meet forecasted customer demand.

In furtherance of these business goals, we expect to focus on the following activities during calendar years 2013 and 2014:

•	Increased staffing of our research and development facilities;

•	Completion of stevia field trials in California;

•	Completion of laboratory trials of stevia processing technologies, including those related to fermentation-based stevia production;

•	Developing a branding and marketing campaign for our stevia products geared towards both industry and consumers; and

•	Pursuing state and/or federal funding, or additional research and development collaborations, in order to further develop the stevia industry in California.

Our present operations consist of research and development related to stevia extract production, both through fermentation-based and traditional farm-based means, and separately the development of stevia consumer products.

Our present operations as an agricultural biotechnology company are aimed towards using fermentation or biotechnological approaches for stevia extract production, involving primarily the development and procurement of yeast and other microbial strains that may be useful for this purpose, characterization and validation of the growth and production characteristics of these strains, and planning for eventual processing scale-up, production, and extraction of steviol glycosides, the sweet constituents found in nature within the stevia leaf. We are currently working on developing microbial strains that produce steviol, steviol glycosides, or other molecules that could be economically-important and relevant to stevia extract production. We expect to have results from process optimization studies related to this development in the first half of 2013. In conjunction with this business goal, we are actively pursuing internal development and management of intellectual property related to the production of stevia using fermentation-based or biotechnological methods. We currently expect that further development, regulatory approval, and first revenues on sales of such products could occur as early as 2014.

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

We are also pursuing the production of California stevia extract produced using traditional industry means involving stevia crop production and leaf extraction. In order to commercialize these products, we need to achieve additional milestones including stevia field trial production output, development and scale-up of leaf extraction methods, and any necessary regulatory approvals for processing facilities or products. We currently estimate that completion of these milestones will not occur until at least 2014 and that completion of necessary milestones for initial commercialization of California stevia extract will require approximately $500,000 of additional investment that would need to be obtained through additional funding by our existing stockholders and other qualified investors.

Our field operations include the management of stevia plantings, currently at field sites, propagation houses, or greenhouses. This work directly supports our stevia field trials in California, which are designed to provide data about potential crop yields and growing economics that are relevant to California’s Central Valley and our local growers. We obtained interim data from field trials in the first half of 2013, and we expect more extensive data to be available beginning in the second half of 2013. However, these field trials are ongoing, and could result in other improvements, such as better stevia plant varieties or improved cultivation practices. While we could produce California stevia leaf in 2013 that is of significant quantity to justify commercial sales and revenue generation, selling stevia leaf to overseas stevia extract producers may not be economically viable in the long-term, and so our California leaf supply will instead be used to support research and development operations. Specifically, our field operations provide a ready supply of stevia leaf that can be used for development and scale-up of steviol glycoside extraction and processing methods.

We have initiated operations related to the development and launch of a stevia tabletop sweetener. This product is intended to be sold directly to consumers or through retail stores. Until we produce our own California stevia extract in sufficient quantities and obtain regulatory approval for this product, we will purchase and use stevia extracts that are commercially-available from other suppliers for use within our own branded tabletop sweetener products, and a similar strategy will be used with any other stevia products that we develop and launch in the near-term. We initiated product testing in the first half of 2013, and depending on these results, may launch the tabletop sweetener product later in 2013. Assuming favorable product testing results, we expect to generate revenues in the second half of 2013 from the release of a tabletop sweetener product. As noted above, this product would not include our own stevia extract produced by fermentation or more conventional industry means. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

We expect our total expenditures over the 12 months following March 31, 2013 to be approximately $1,500,000.  After giving effect to the funds raised in our recent financings, as of the date of this annual report we expect to have sufficient funds to operate our business over the next 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Recent Financings

January Private Placement

On January 31, 2012, we issued a $250,000 convertible debenture to a single investor in a private placement (the “January Private Placement”). The debenture bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year beginning on June 30, 2012. The debenture is convertible at the holder’s option into our common stock at an initial conversion price of $0.50 per share. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture is due and payable three years following its issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under the debenture in common stock at maturity or upon redemption of the debenture. The debenture also provides for customary events of default which, if any of them occurs, would permit or require the principal and accrued interest on the debenture to become or to be declared due and payable.

February Subscription Agreement

On February 7, 2012, we entered into a subscription agreement (the “February Subscription Agreement”) with one investor pursuant to which, beginning on March 1, 2012, the investor thereunder irrevocably agreed to pay $1,250,000 in consideration for our issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000. Pursuant to the terms of the February Subscription Agreement, the investor agreed to purchase such shares and such convertible debentures in five tranches, for proceeds to us of $250,000 per tranche, under the following schedule: (i) on March 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.65; (ii) on June 1, 2012, 125,000 shares of common stock and a $125,000 debenture convertible into shares of our common stock at a conversion price of $0.80; (iii) on September 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $0.95; (iv) on December 1, 2012, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.10; and (v) on March 1, 2013, 125,000 shares of common stock and a $125,000 note convertible into shares of our common stock at a conversion price of $1.25. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in our outstanding common stock and certain distributions to all holders of our common stock, and the conversion prices for all tranches may be set to $1.50 in the event that funding does not occur pursuant to the defined schedule. As of March 31, 2012, the Company had received $400,000 in aggregate proceeds attributable to the issuance of the $200,000 in principal amount of convertible debentures under the February Subscription Agreement and $200,000 attributable to the issuance of the Company’s common stock. On May 22, 2012, we received the remaining $850,000 subscription amount, $425,000 attributable to the issuance of convertible debentures and $425,000 attributable to the issuance of the Company’s common stock, from the investor under the February Subscription Agreement, which represented all remaining amounts owed by the investor under the February Subscription Agreement. After our receipt of the investor’s advance payment of $850,000, the investor has purchased common stock and convertible debentures under the February Subscription Agreement for total proceeds to us of $1,250,000.

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

November 2012 Financing

On October 29, 2012, we entered into a securities purchase agreement with two purchasers providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of common stock, for gross proceeds to us of $500,000 (the “November 2012 Financing”). The November 2012 Financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate cash net proceeds to us from the sale of the debentures and warrants were approximately $445,000.

In connection with the November 2012 Financing, effective November 1, 2012, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers in the November 2012 Financing. Under the Registration Rights Agreement, we were required to file a registration statement within 30 days following the closing of the November 2012 Financing to register the resale of the shares of common stock underlying the warrants and debentures issued thereunder. The applicable registration statement became effective on March 6, 2013.

The debentures issued in the November 2012 Financing are non-interest bearing and mature two years following their issuance date. They provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. The debentures are convertible at the purchaser’s option into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price (as defined in the debentures).

Upon the closing of the November 2012 Financing, pursuant to the applicable securities purchase agreement, each of the purchasers was issued a warrant to purchase up to a number of shares of common stock equal to 100% of the shares initially issuable upon conversion of such purchaser’s debenture. The warrants had an initial exercise price of $0.70 per share and are exercisable immediately upon issuance and have a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50. The warrants are subject to adjustment for subsequent sales by us of common stock, or securities exercisable or convertible into common stock, at a price lower than the then-exercise price, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.

Effective upon the closing of the November 2012 Financing, we issued warrants to purchase 80,000 shares of our common stock to Dawson James Securities, Inc. (“Dawson”) as placement agent for the November 2012 Financing. The warrants issued to Dawson had an initial exercise price of $0.625 per share and a term of five years and are exercisable immediately, and the exercise price was reduced to $0.50 on March 6, 2013. The other terms of the warrants issued to Dawson are substantially the same as the warrants issued to the purchasers in the November 2012 Financing.

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

Since the 1970s, stevia has been used widely in Japan and has achieved high market penetration. It was demand from Japan that led to its cultivation in China for commercial use. Prior to 2008, stevia had been sold in the United States as a supplement, primarily in the natural foods industry. Following the issuance of the U.S. Food and Drug Administration’s (“FDA”) first no objection letter on December 17, 2008, various Rebaudioside A (“Reb A”) extracts or steviol glycoside extracts, including those of 97% Reb A purity (referred to as “Reb A 97”), and 95% purity (referred to as “Reb A 95”), have been “generally recognized as safe” (“GRAS”) and permitted for use as sweeteners for food and beverages in the United States. The world’s second largest market for high-intensity sweeteners, the European Union, adopted regulations to approve stevia extract for use in November 2011.

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

Such methods rely upon knowledge and characterization of the genes and enzymes that play a role in the biosynthesis of steviol glycosides within the stevia leaf. In 2007, Brandle, et. al. in Phytochemistry , state that it had been over 40 years since the first insights into the biosynthesis of steviol glycosides were published, and that only a limited understanding of the enzymes involved existed as of 1999. But, over the next seven years, all of the gene in the pathway, except one, were cloned and sequenced and many of them functionally characterized. The only gene remaining that Brandle et. al. refers to is the kaurenoic acid 13-hydroxylase, an enzyme that helps produce steviol. Some genes called glucosyltransferases had been characterized by Richman et. al. in Plant in 2005, and these enzymes enable the conversion of steviol to the sweet steviol glycoside compounds.

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

There are two main segments of the global sweetener market: “nutritive” sweeteners, including sugar and high fructose corn syrup, which contain calories; and “non-nutritive” sweeteners, which are low- or zero-calorie sweeteners, and include zero-calorie high intensity artificial sweeteners such as aspartame and sucralose, as well as naturally derived sweeteners such as stevia. According to Mintel, artificial non-nutritive sweeteners have dominated the non-nutritive sweetener market, but the trend is toward natural sweeteners.

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

Even with increased concern about the adverse health effects of over consumption of sugar, there is a separate concern about a looming shortfall in the world’s sugar supply. The price of sugar rose from about $0.10 per lb. to more than $0.60 per lb. over the last 10 years, although it has since decreased from such peak levels.

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

The United States dominates the world non-nutritive sweeteners market, with Europe and Asia-Pacific trailing the U.S. in sales. The market is likely to be affected by lower prices, entry of new players, particularly of the players operating in developing nations, expiration of patents protection and growing concerns about the usage of artificial sweeteners. Such factors are paving the way for the increased usage of various natural non-nutritive sweeteners such as stevia.

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

Demand for polyols may be driven by consumers’ perceptions regarding the benefits of natural products and the continued interest of the consumers to reduce sugar intake and for combating diabetes, tooth decay and obesity. Demand for functional carbohydrates such as palatinose, among others, is likely to increase, as these products satisfy the consumer’s quest for healthy, flavorful and texture rich products.

Saccharin

Some 300 times sweeter than sugar, saccharin is marketed under the brand name Sweet 'N' Low®. Saccharin is heat stable, has a long shelf life and remains relatively cheap to produce, but it has been known to have a bitter aftertaste and has been subject to controversy over possible carcinogenic side effects. Canada banned saccharin in1977.

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

Japan in 2009 accounted for $200 million of the global stevia market due to its early adoption and high acceptance rates. Following the FDA’s GRAS notification for Reb A 95 in December 2008, the stevia market expanded rapidly, as evidenced by the 298 launches of products containing stevia extracts in 2009 and 495 product launches in 2010, according to the market research firm Mintel. In total, from mid-2009 to mid-2010, new products using stevia extracts have been launched in 35 countries.

Food consultancy Zenith International reports that stevia saw a 27% increase in worldwide volume sales in 2010 over 2009, taking its overall market value to $285 million in 2010. Stevia in 2009 was estimated to account for less than 1% of the global sweetener market, or $500 million, according to research firm KnowGenix. Market research firm Mintel estimates the global market for stevia sweeteners reached $500 million by mid-2011, and both Zenith and Mintel predict continued rapid growth, as the potential market for Reb A in the U.S. appears to be considerable.

We expect greater awareness of the relationship between diet and health will continue to support an increasing demand for products across all categories that offer nutritional and health benefits. In particular, the food segment is expected to see a high percentage of growth in demand for alternative sweeteners in the United States. Some of the largest growth is expected to occur in beverages, however, and in particular from flavored and enhanced waters. Driven by a flurry of new product introductions and advancements, growth in traditional carbonated soft drink sales is expected to remain flat (or decline slightly) while products such as enhanced beverages are expected to rise. Stevia extracts have played a significant role in new product development in this category.

Use in All-Natural Products

We believe the stevia market will benefit from what appears to be a widespread consumer belief that all-natural products are healthier than artificial products, particularly in the sweetener industry where artificial high-intensity sweeteners have been subject to consumer health risk concerns. A Harris Poll in 2008 found that three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, an August 2008 survey by IFIC Food and Health reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin. Consumers are increasingly demanding healthier and more nutritious food and beverage products. Products with excessive levels of sugar and high fructose corn syrup are increasingly being shunned, as are those fortified with synthetic or artificial low-calorie sweeteners. Lower calorie products with natural ingredients are increasingly in demand. Growing consumer preference for all-natural products, together with increasing rates of obesity and diabetes, have created significant demand for an all-natural, zero-calorie sweetener alternative.

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

Growth in Products Containing Stevia

According to Mintel's August 2009 report “Stevia and other Natural Sweeteners,” more than 115 new food and beverage products containing stevia were launched in the United States in the first seven months of 2009 by leading global food and beverage companies such as The Coca Cola Company, Cargill, PepsiCo and Merisant Company. Recently introduced products that utilize stevia extract as a sweetener include Coca Cola Company's Sprite®, Vitaminwater10™ and Odwalla® juices, PepsiCo's SoBe Lifewater® and Trop50, and Dr. Pepper Snapple Group's launch of All Sport Naturally Zero. These products joined Cargill's tabletop sweetener Truvia®, Merisant Company's tabletop sweetener PureVia™ and ZEVIA™ Cola, the first commercially produced cola beverage sweetened with stevia.

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

Currently, the largest producer of stevia-based sweeteners is Cargill, Incorporated, an international producer and marketer of food, agricultural, financial and industrial products and services that produces Truvia® tabletop sweetener, the leading stevia tabletop sweetener in the U.S. In early May 2011, AC Nielsen reported that Truvia®, had surpassed Sweet N Low® to become the number two sugar substitute in the U.S., and is now in more than five million U.S. households, accounting for 14% of the U.S. tabletop sugar substitute market. Another key competitor, PureCircle, is a Malaysian based supplier of stevia for the PureVia™ tabletop stevia brand, which was developed jointly by Merisant Company and PepsiCo, Inc. The acknowledged global leader in stevia production, PureCircle has contracts with PepsiCo and Whole Earth Sweetener Co. L.L.C. to supply Reb A, and also has supplied Cargill with Reb A.

Other significant producers and distributers of stevia include the following:

•	Blue California is an ingredient company based in Southern California with extraction operations in China. Blue California offers a Reb A 97 product marketed under the brand Good & Sweet™. The Reb A content of this company’s sweetener is 97% or greater and has GRAS status for use of the sweetener in various foods and beverages. Blue California also has announced its intention to produce or extract Reb A through methods that utilize fermentation.

•	Corn Products International has a long-term agreement with Morita Kagaku Kogyo Co., Ltd. of Japan for access to its strain of stevia. Morita has been growing stevia in Brazil since 2007 and marketing a high-grade Reb A product called Enliten, which has GRAS status.

•	GLG Life Tech Corp. offers Rebpure ™ , a Reb A 97 product. GLG Life Tech has also supplied Cargill with high-grade stevia extract that has been used in Truvia® tabletop sweetener.

•	Evolva Holding SA, a company in Switzerland, is involved in research and development related to the production of stevia through fermentation-based methods. The company states that it uses biosynthetic and evolutionary technologies to create and optimize compounds and their production routes. Their website describes that stevia research is performed at a site in Copenhagen with development activities in the USA. In 2011, they acquired a collaborator company named Abunda Nutrition, Inc. that was California-based.

•	McNeil Nutritionals, LLC, the maker of Splenda, has launched Sun Crystals All-Natural Sweetener, which combines stevia with pure cane sugar. According to the company, the product contains five calories per packet, and one packet has the same sweetness as two teaspoons of sugar.

•	Sunwin USA, L.L.C. and Wild Flavors filed GRAS notices in September 2009. One is for using Reb A as a general purpose sweetener in various food categories. Another is for using purified steviol glycosides with Reb A and stevioside as the principal components for use as a general-purpose sweetener in various food categories.

•	Sweet Green Fields L.L.C. has a stevia sweetener in which Reb A accounts for 97% or more of the content, with other steviol glycosides at 3% or less. The FDA has indicated that it has no objections to the sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products.

•	Whole Earth Sweetener Co. L.L.C. has a stevia sweetener with higher than 95% Reb A, with limits for stevioside of under 2% and for steviol of under 0.005%. The FDA has indicated that it has no objections to the GRAS status of the sweetener for use in various foods and beverages.

•	Wisdom Natural Brands has a stevia sweetener with Reb A and stevioside accounting for 86% to 90% of the steviol glycoside content. Other steviol glycosides, including rebaudioside C and dulcoside A, may also be present. The FDA has indicated that it has no objections to the GRAS status of this sweetener for use as a general purpose sweetener in foods, excluding meat and poultry products and infant formulas.

•	S&W Seed Company has launched a pilot program to produce stevia leaf as the source of an all-natural, non-caloric sweetener, has performed the planting and harvest of more than 100 acres of stevia in California, and has obtained a leaf supply agreement with PureCircle. S&W is a leader in warm climate alfalfa seed varieties, including varieties that can thrive in poor, saline soils.

•	Three companies including NOW Foods, Toyo Sugar, and Daepyung Co., Ltd. have filed for or received GRAS status in the United States for stevia extracts that use industrial enzymes as processing aids that affect the taste of steviol glycosides. Each of these companies uses an enzymatic processing aid that modifies steviol glycosides obtained through stevia leaf extraction. This processing aid does not enable the production of steviol or steviol glycosides from other, lower-cost starting materials, and it does not enable the directed production of Reb A, although it does improve the taste of crude stevia extract mixtures.

Government Regulation

Regulatory Approval of Stevia in Food and Beverage Markets

Stevia has been approved for use in food and beverages in multiple markets around the world. Such approval is granted typically by a government body for the use of a refined stevia extract, such as Reb A, for use in formulations of consumer products including food, beverages, and tabletop sweeteners.

In June 2008, the Joint Expert Committee on Food Additives (“JECFA”), administered jointly by the United Nations’ World Health Organization and the Food and Agricultural Organization, raised the acceptable daily intake level for stevia. Established in 1956 as an international scientific committee to evaluate food additives, JEFCA is now widely recognized as the leading authority in risk assessment of food hazards. The committee has evaluated more than 1,500 food additives and established the main principles and guidelines of safety assessment for chemicals in foods. JECFA published its approval of stevia after a decade of study, stating that, "95% steviol glycosides are safe for human use in the range of four milligrams per kilogram of body weight per day". This doubled the average daily intake level previously set by JECFA from earlier studies.

In the United States, the primary market for our products, at least 25 stevia products have received GRAS approval, including Reb A products and also refined mixtures of steviol glycosides. All of these products use traditional industry means for obtaining steviol glycosides, including the cultivation of the stevia plant and extraction of steviol glycosides from the stevia leaf. Of these marketed products, none appear to involve directed production of steviol from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes. Certain products appear to use industrial enzymes for use with leaf extraction, and three products appear to use industrial enzymes for modification of steviol glycoside mixtures. No marketed products appear to involve the directed production of Reb A, currently the industry-leading steviol glycoside, from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes.

United States

On December 17, 2008, the FDA issued its first no objection letter with respect to Reb A as a general purpose sweetener. Reb A 97 and Reb A 95 have been “generally recognized as safe” and permitted for use as sweeteners for food and beverages in the United States. The ruling enabled food and beverage companies to use stevia products containing Reb A in their products. Before the FDA’s approval, stevia had only been permitted as a dietary supplement. There is now at least 25 stevia sweeteners for which there has been a GRAS notification sent to the FDA and the FDA responded by issuing a no objection letter. This response indicates the FDA has no objection to the company’s conclusion within the GRAS notification that the product is “generally recognized as safe” among qualified experts for use in products such as beverages, foods, and tabletop sweeteners. When introducing new products containing stevia in the United States, companies may submit such a GRAS notification letter to the FDA for their review, or alternatively they may privately assert GRAS status through conducting internal reviews of their manufacturing process, product purity, and safety data.

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

Other Regulations

In addition to laws and regulations enforced by the FDA and those related to the sale of stevia leaf or refined stevia extract, we are also subject to regulations under the Occupational Safety and Health Act, other labor and employment laws, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations applicable to our operations as an agricultural biotechnology company.

Regulatory Approval of Stevia Products using Novel Fermentation or Biotechnological Methods

Because the Company seeks to produce steviol glycosides using novel fermentation or biotechnological methods, these processing and production methods may be subject to additional regulatory approvals, as compared to stevia products that are produced using known industry methods, if the methods or substances used for stevia production have not received GRAS approval or if they are not otherwise exempt from premarket approval by the FDA. For example, if the Company develops and intends to use novel reaction substrates, production microorganisms, or processing enzymes that mimic the natural biosynthesis of the stevia plant, the Company may be required to obtain premarket approval and to seek GRAS approval through a petition process for these novel substances used as processing aids or food additives. Section 409(b)(2) of the Food, Drug and Cosmetic Act prescribes the statutory requirements for food additive petitions, and these requirements are discussed in further detail under title 21 of the Code of Federal Regulations (“CFR”), part 171.1. The eligibility requirements for classification of a substance as GRAS are described under CFR 170.30 and for GRAS affirmation petitions in CFR 170.35. Such additional approval process would involve a separate petition and review of any novel food additives or processing aids, and include a necessary determination by qualified experts that the substance is safe for its intended use and that sufficient information about the safety and use of the substance is widely known and publicly available. If such additional regulatory approvals are required with respect to any products we may develop using novel methods, then our commercialization of any such products may experience significant delays or may not be achieved at all.

Intellectual Property

The Company has exclusive and worldwide rights to patents that are derived from a U.S. patent application titled, “Compositions and methods for producing steviol and steviol glycosides”, which were obtained through the Vineland License. The patent family includes an issued U.S. Patent No. 7927851, an issued European Union Patent No. EP1897951B1, and a Canadian Patent No. 2580429. The patents relate to fermentation-based production of stevia, methods that potentially bypass or greatly diminish the need for stevia farming and leaf production. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired, which is March 19, 2027 for U.S. Patent No. 7927851, March 20, 2027 for European Union Patent No. EP1897951B1, and March 21, 2027 for Canadian Patent No. 2580429.

Employees

As of May 17, 2013, we had four full-time employees and two part-time employees. We expect to increase the number of our employees as we increase our operations.

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

We do not generate any cash from operations and must raise additional funds in order to continue operating our business. On January 31, 2012, we completed a private placement of convertible debentures for net proceeds of $250,000 (the “January Private Placement”), and on February 7, 2012 we entered into a Subscription Agreement with an investor (the “February Subscription Agreement”) pursuant to which we received proceeds of $1,250,000 from the sale of 625,000 shares of common stock and a convertible note in the aggregate amount of $625,000. On November 1, 2012, we completed the November 2012 Financing, pursuant to which we received $500,000 in gross proceeds from the sale of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of common stock. We expect to continue to fund our operations primarily through equity and debt financings in the future.

We expect our total expenditures over the 12 months following March 31, 2013, to be approximately $1,500,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

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

We have not generated any revenue from operations since our incorporation. From inception through March 31, 2013, we incurred an accumulated deficit of $4,174,037. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended March 31, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

 We expect that our operating expenses will increase substantially during the fiscal year ending March 31, 2014 as we ramp-up our business. We received $250,000 through a convertible debt financing in the January Private Placement, aggregate proceeds of $1,250,000 in connection with the February Subscription Agreement for the issuance of 625,000 shares of our common stock and convertible debentures with an aggregate principal amount of $625,000, and $500,000 in connection with the November 2012 Financing from the sale of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of common stock.  After giving effect to the funds received in the January Private Placement and pursuant to the February Subscription Agreement and the November 2012 Financing, we expect to have sufficient funds to operate our business over the 6 months from March 31, 2013. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Our major competitors for our core stevia business are existing stevia producers in Japan, Korea, China and Malaysia. These competitors include Cargill, Incorporated, GLG Life Tech Corp., Blue California Inc., Corn Products International, Inc. and PureCircle Limited. In addition, new competitors may enter the stevia business if the value of the market for stevia grows which may result in a decrease in the market price of stevia extract.

These competitors may have significantly greater financial, technical and marketing resources, and may have a more established customer base. There is no assurance that we will be able to compete successfully against our competitors or that such competition will not have a material adverse effect on our business operations or financial condition. See "Description of the Business — Competition” in Item 1 of this annual report."

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

Stevia producers have developed a large manufacturing capacity in expectation of a large demand for stevia products and we expect that demand for stevia will increase significantly in the future, particularly in light of the fact that certain stevia products have received “generally recognized as safe”, or“GRAS”, status in the United States. However, there can be no assurance that this will be the case and if demand for stevia does not increase, the stevia market may be subject to significant excess capacity, which would put downward pressure on the market price of stevia and reduce our potential revenues.

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

Many companies are engaged in the pursuit of growing stevia leaf and manufacturing stevia extract. Our future success will depend on our ability to establish and maintain a competitive position with respect to technological advances, including the development of stevia varieties with high Rebaudioside A (“Reb A”) content, or the development of stevia production processes that enable us to produce Reb A or other steviol glycosides at low-cost. Many companies also are currently engaged in the marketing and sales of stevia consumer products, including foods, beverages, and sweetener products that contain stevia in varying quantities. These companies have already obtained necessary regulatory approvals, have already marketed and branded their stevia consumer products, and have already established relationships with retail outlets for the distribution of their products. Our future success will depend on our ability to create, market, and achieve distribution for stevia consumer products that are differentiated from existing stevia consumer products. Additionally, until we are able to produce our own California stevia extract, we will use stevia extract that is available from commercial suppliers, and that may be more costly or of lower quality than certain competitors, which may put us at a competitive disadvantage when trying to distinguish our stevia consumer products from existing consumer brands. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing and farming capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies, and production facilities. Our competitors, either alone or with their collaborative partners, may succeed in developing stevia leaf or stevia consumer products that taste better and are more affordable, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our stevia leaf, stevia extracts, or stevia consumer products undesirable by comparison, making it difficult for us to generate revenue.

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

If we are unable to hire and retain qualified personnel we may not be able to implement our business plan.

As of May 17, 2013, we have four full-time employees and two part-time employees. Attracting and retaining qualified personnel will be critical to our success. Our success will be highly dependent on the hiring and retention of key personnel and scientific staff. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We may use novel approaches and new technologies in our product development efforts that have not been widely studied. These approaches and technologies may not be successful. We expect to apply these approaches and technologies in our attempt to discover new conditions for production of proprietary stevia varieties that are also the subject of research and development efforts of many other companies. If our research and development efforts are unsuccessful we will be unable to develop our products or generate revenues, and you could lose all or part of your investment.

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

If we fail to protect or enforce our intellectual property rights or secure rights to the intellectual property of others, the value of our intellectual property rights would diminish.

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

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

As we disclose in Part II, Item 9A of this report, we have weakness in our control and procedures related to insufficient segregation of duties in our finance and accounting functions due to limited personnel and insufficient corporate governance policies. These material weakness result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Our Board of Directors is currently comprised of three directors, Mr. Brooke, our Chief Executive Officer, Dr. Avtar Dhillon, and Dr. Anthony Maida III. Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, and we have established an audit committee, comprised solely of Dr. Maida. Neither Mr. Brooke nor Dr. Dhillon would be considered independent for purposes of membership on an audit committee pursuant to Nasdaq Listing Rules. Mr. Brooke currently serves as our principal financial officer and principal accounting officer. However, although Mr. Brooke has some professional experience in finance and accounting, he does not have professional credentials. We expect to appoint independent directors with experience in finance and accounting to our Board of Directors and hire additional dedicated finance and accounting staff as we increase our operations. However, until we have done so, we may be unable to establish or maintain effective internal control over financial reporting and stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

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

Our common stock is quoted on the OTC Markets Group’s OTCQB tier, and has a limited trading history on that market. Trading on the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

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

Our articles of incorporation authorize the issuance of up to 525,000,000 shares of common stock, of which 55,986,880 were outstanding as of May 13, 2013. In addition, as of May 17, 2013, we had issued convertible debentures convertible into approximately 1,099,328 shares of our common stock, including interest payable under certain of these debentures that is also convertible into shares or payable with our common stock, and warrants exercisable into shares of our common stock. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock, or securities convertible into or exercisable for our common stock, to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this report, director Dr. Avtar Dhillon controls approximately 10.1% of our outstanding common stock and director and Chief Executive Officer Robert Brooke controls approximately 4.6% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that the non-controlling stockholders may deem to be in their best interests and in which such stockholders could receive a premium for their shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted through the facilities of the OTC Bulletin Board (“OTCBB”) from April 1, 2009 until July 6, 2009 under the symbol “LDMI.OB”. On July 6, 2009, quotation of our common stock on the OTCBB ceased due to our failure to comply with Rule 15c2-11 of the Exchange Act. On February 25, 2010 our shares were again cleared for quotation on the OTCBB under the symbol “LDMI.OB.” On November 23, 2011, in connection with our name change to Stevia First Corp., our symbol changed to “STVF”. However, no shares of our common stock traded on the OTCBB or any other over-the-counter market prior to March 5, 2012. Our common stock is currently quoted on the OTC Markets Group QB tier, or OTCQB, under the symbol “STVF.” There is no established public trading market for our common stock. The liquidity of our shares on the OTCQB market is extremely limited, and prices quoted may not be a reliable indication of the value of our common stock.

 The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTCBB or the OTCQB, as applicable.

	High	Low

Fiscal 2011
First Quarter ended June 30, 2010*	—	—
Second Quarter ended September 30, 2010*	—	—
Third Quarter ended December 31, 2010*	—	—
Fourth Quarter ended March 31, 2011*	—	—

Fiscal 2012*
First Quarter ended June 30, 2011*	—	—
Second Quarter ended September 30, 2011*	—	—
Third Quarter ended December 31, 2011*	—	—
Fourth Quarter ended March 31, 2012#	3.23	0.10

Fiscal 2013*
First Quarter ended June 30, 2012	2.47	0.40
Second Quarter ended September 30, 2012	0.711	0.2301
Third Quarter ended December 31, 2012	0.60	0.30
Fourth Quarter ended March 31, 2013	0.66	0.34

Fiscal 2014
First Quarter ending June 30, 2013 (through May 17. 2013)	0.45	0.38

# There was no market for our common stock during portions of this period

* There was no market for our common stock during this period.

Holders of Common Stock

As of May 17, 2013, there were 127 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan, as amended (the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan. In February 2013 our Board of Directors approved, and on April 11, 2013 at our 2013 annual stockholder meeting our stockholders approved, an amendment to the 2012 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder in stock incentive awards to employees, directors and consultants from 5,000,000 to 10,000,000.

Except as listed in the table below, as of March 31, 2013, we do not have any equity based plans, including individual compensation arrangements that have not been approved by our stockholders. The following table provides information as of March 31, 2013 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,275,000	$0.16	275,000	(1)
Equity compensation plans not approved by security holders	—	$—	—

Total	2,275,000	$0.16	275,000

(1)	As of March 31, 2013, 275,000 shares of our common stock remained available for future issuance pursuant to the 2012 Plan. As of April 11, 2013, the number of common shares available for future issuance pursuant to the 2012 Plan increased to 5,275,000 upon shareholder approval of the amendment to the 2012 Plan described above.

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

The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on the consolidated financial statements and the accompanying notes for the years ended March 31, 2012 and 2013.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space and agricultural land in California, we are pursuing our new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia extract production using biotechnological methods including fermentation, or using traditional farming, cultivation, and extraction from the stevia plant, and which also develops, markets, and sells stevia consumer products.

Our common stock is currently quoted on the OTC Markets Group’s OTCQB tier under the symbol “STVF.” No shares of our common stock traded until March 5, 2012 and there is only a limited trading market for our common stock.

Plan of Operations

We have not yet generated or realized any revenues from our business operations. In their report on the annual financial statements for the fiscal year ended March 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations. We do not expect to generate cash from our operations for the foreseeable future. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors.

As described further under the heading “Liquidity and Capital Resources” below, (i) on January 31, 2012, we issued a $250,000 convertible debenture to an investor in a private placement (the “January Private Placement”) and (ii) on February 7, 2012, we entered into a subscription agreement (the “February Subscription Agreement”) with one investor, pursuant to which such investor irrevocably agreed to pay us $1,250,000 over a 12 month period beginning on March 1, 2012, in consideration for our issuance of 625,000 shares of common stock and convertible debentures with an aggregate principal amount of $625,000 (which amount was fully paid and all shares and convertible debentures issued by May 22, 2012 as a result of an advanced payment by the investor on that date for all remaining amounts owed), and (iii) on November 1, 2012, we issued and sold to two purchasers an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of common stock pursuant to a securities purchase agreement entered on October 29, 2012 (the “November 2012 Financing”).

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

We have begun development of a stevia consumer product utilizing stevia extract purchased from other suppliers until we are able to produce our own stevia extract. Operations related to stevia product development include the formulation and testing of a stevia tabletop sweetener. We initiated consumer product testing in the first half of 2013. Assuming favorable results from our consumer product testing efforts, we would expect to release our planned tabletop sweetener product later in 2013 and generate revenues from this proposed product as soon as the second half of 2013. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

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

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. As of May 17, 2013, we had 4 full-time employees and 2 part-time employees. Total expenditures over the 12 months following March 31, 2013, are expected to be approximately $1,500,000. After giving effect to the funds raised in the January Private Placement, the February Subscription Agreement, and the November 2012 Financing, as of May 17, 2013, we expect to have sufficient funds to operate our business for at least 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

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

Development Stage Company

The Company is a development stage enterprise pursuant to applicable guidance of the Financial Accounting Standards Board (“FASB”), and is devoting substantially all of its present efforts to establishing a new business and has not produced any revenues from its operations.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, the fair value of shares issued for services, fair value of warrants issued in conjunction with convertible debentures, and assumptions used in the valuation of conversion features and derivative liabilities.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

 Results of Operations

Fiscal Years Ended March 31, 2013 and March 31, 2012

The following table sets forth our results of operations for the years ended March 31, 2013 and 2012.

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses:

General and Administrative	2,145,497	1,285,930	3,530,916
Rent and other related party costs	148,750	14,500	168,250
Research & development	254,722	-	254,722
Loss from operations	(2,548,969)	(1,300,430)	(3,953,887)

Other expenses
Foreign currency translation	(42)	(2,523)	(2,565)
Interest expense	(346,912)	(18,300)	(370,985)
Change in fair value of derivative liability	124,855	-	124,855
Financing cost	(78,458)	-	(78,458)
Gain on settlement of debt	107,004	-	107,004

Net loss	$(2,742,522)	$(1,321,253)	$(4,174,037)

Loss per share - Basic and diluted	$(0.05)	$(0.03)
Weighted average number of common shares outstanding	53,370,064	51,451,096

Our net loss during the fiscal year ended March 31, 2013 was $2,742,522 compared to a net loss of $1,321,253 for the fiscal year ended March 31, 2012 (an increase in net loss of $1,421,269). During the fiscal years ended March 31, 2013 and 2012, respectively, we did not generate any revenue.

During the fiscal year ended March 31, 2013, we incurred general and administrative expenses in the aggregate amount of $2,145,497 compared to $1,285,930 incurred during the fiscal year ended March 31, 2012 (an increase of $859,567). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2013, we incurred research and development costs of $254,722 compared to $0 incurred during the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2013, we incurred related party rent and other costs totaling $148,750 compared to $14,500 incurred during the fiscal year ended March 31, 2012 (an increase of $134,250). Also during the fiscal year ended March 31, 2013, we incurred stock-based compensation totaling $833,143 compared to $979,880 incurred during the fiscal year ended March 31, 2012.

This resulted in a loss from operations of $2,548,968 during the fiscal year ended March 31, 2013 compared to a loss from operations of $1,300,430 during the fiscal year ended March 31, 2012.

During the fiscal year ended March 31, 2013, we recorded total other expenses in the amount of $193,553, compared to total other expenses recorded during the fiscal year ended March 31, 2012 in the amount of $20,823. During the fiscal year ended March 31, 2013, we incurred interest expense of $346,912 compared to $18,300 incurred during the fiscal year ended March 31, 2012 (an increase of $328,612).We also recorded a gain related to the change in fair value of derivatives of $124,855, a gain related to settlement of debt of $107,004 and expenses related to the cost of offering of $78,458 during the fiscal year ended March 31, 2013. No such items were recorded during the fiscal year ended March 31, 2012. This resulted in a net loss of $2,742,522 during the fiscal year ended March 31, 2013 compared to a net loss of $1,321,253 during the fiscal year ended March 31, 2012.

The increase in net loss during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 is attributable primarily to higher general and administrative expenses incurred in the development of our business as an agricultural biotechnology company engaged in the development of stevia products. The Company had no revenues during the fiscal years ended March 31, 2013 or 2012.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of March 31, 2013, we had total current assets of $529,056. Our total current assets as of March 31, 2013 were comprised of cash in the amount of $392,483, security deposits of $2,500, prepaid expenses in the amount of $9,074, and the current portion of an advance payment on related party lease of $125,000. Our total current liabilities as of March 31, 2013 were $527,171 represented primarily by accounts payable and accrued liabilities of $112,263, accounts payable to related party of $6,930, accrued interest of $9,375 and derivative liability of $398,603. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 4 to our financial statements. As a result, on March 31, 2013, we had a working capital of $(1,885).

As of March 31, 2013, our long term liabilities were $580,408, which consisted of convertible notes payable in the amount of $955,000, net of a discount of $374,592.

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

On October 29, 2012, we entered into a Securities Purchase Agreement with two purchasers providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of common stock, for gross proceeds to us of $500,000 (the “November 2012 Financing”). The November 2012 Financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate cash net proceeds to us from the sale of the Debentures and warrants were approximately $445,000.

In connection with the November 2012 Financing, effective November 1, 2012, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers in the November 2012 Financing. Under the Registration Rights Agreement, we were required to file a registration statement within 30 days following the closing of the November 2012 Financing to register the resale of the shares of common stock underlying the warrants and debentures issued thereunder. The applicable registration statement became effective on March 6, 2013.

The debentures are non-interest bearing and mature two years following their issuance date. They provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. The debentures are convertible at the purchaser’s option into shares of our common stock at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price, as defined in the debentures..

Upon the closing of the November 2012 Financing, pursuant to the applicable securities purchase agreement, each of the purchasers was issued a warrant to purchase up to a number of shares of common stock equal to 100% of the shares initially issuable upon conversion of such purchaser’s debenture. The warrants had an initial exercise price of $0.70 per share and are exercisable immediately upon issuance and have a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50. The warrants are subject to adjustment for subsequent sales by us of common stock, or securities exercisable or convertible into common stock, at a price lower than the then-exercise price, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.

Effective upon the closing of the November 2012 Financing, we issued warrants to purchase 80,000 shares of our common stock to Dawson James Securities, Inc. (“Dawson”) as placement agent for the November 2012 Financing (the “Placement Agent Warrants” and together with the warrants issued to the purchasers in the November 2012 Financing, the “Warrants”). The Placement Agent Warrants had an exercise price of $0.625 per share and a term of five years and are exercisable immediately. The exercise price of the Placement Agent Warrants was reduced to $0.50 on March 6, 2013. The other terms of the Placement Agent Warrants are substantially the same as the warrants issued to the purchasers in the November 2012 Financing.

We are a development stage company and have not generated any revenue to date from our activities. We believe that if we do generate revenues in the foreseeable future, such revenues would be sparse and irregular and they would be less than necessary to carry our business forward without additional financing. We had cash in the amount of $392,483 as of March 31, 2013.  As we discuss under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2013, are expected to be approximately $1,500,000. After giving effect to the funds raised in our recent financings, as of the date of this annual report we expect to have sufficient funds to operate our business over the next 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2013, net cash used in operating activities was $1,646,723 compared to net cash used in operating activities of $241,890 for the fiscal year ended March 31, 2012. This increase is due to the increase in the costs of our operations as we transition to our business as an agricultural biotechnology company during. Net cash used in operating activities during the fiscal year ended March 31, 2013 consisted primarily of a net loss of $2,742,522, advance payments of $135,417 on a related party lease, and a gain on settlement of debt of $107,004 offset by $297,884 related to the amortization of debt discount, $32,500 for increases in accounts payable and accrued liabilities, $196,000 related to the cancellation of fees applied to option exercise price, $36,953 for accrued interest, and $833,143 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2012 consisted of a net loss of $1,321,253 offset by $71,614 for increases in accounts payable and accrued liabilities, and $979,880 related to stock-based compensation.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2013, net cash provided by financing activities was $1,508,000 compared to net cash provided by financing activities of $765,000 for the fiscal year ended March 31, 2012. Net cash provided from financing activities during the fiscal year ended March 31, 2013 was derived from $870,000 received from the issuance of convertible notes, proceeds from the exercise of options of $213,000, and $425,000 received from the issuance of common shares for cash. Net cash provided from financing activities during the fiscal year ended March 31, 2012 was derived primarily from $250,000 received in connection with the January Private Placement and $400,000 received in connection with the February Subscription Agreement.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2013, net cash used in investing activities was $1,000 compared to net cash used in investing activities of $1,500 for the fiscal year ended March 31, 2012.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth at the end of this annual report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2013 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of March 31, 2013:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended March 31, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company has only one independent member on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weaknesses described above and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2013, and identified the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	52	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	61	March 2012
Robert Brooke	Chief Executive Officer and Director	33	January 2012

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Financing Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012. Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since March 2011 and Almah, Inc. (OTCQB: AACH) since April 2013. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Amex: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led nine successful financings for Inovio and concluded several licensing deals that included multinational companies, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon held roles of increasing responsibility with MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations, from the period of August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp., a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member in February 2004 of Protox Therapeutics, Inc., now a publicly traded specialty pharmaceutical company known as Sophiris Bio Inc. Dr. Dhillon maintained his board position until the execution of a financing with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, the largest venture capital corporation in British Columbia, and has held this role since November 2003. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since June 2011 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Chief Operating Officer (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida has been the acting Chairman (from March 2003) of DendriTherapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. He has served as Chairman, Founder and Director (from November 1999 to March 2011) of BioConsul Drug Development Corporation and currently serves as Principal ofAnthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California, Davis, in 2010. Dr. Maida brings to the Board significant practical experience in agriculture. We believe that his financial and operational experience in our industry will provide important resources to our Board.

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

Term of Office

In accordance with our Bylaws, our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Committees of the Board of Directors

On August 24, 2012, our Board of Directors established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Finance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee of our Board of Directors consists of only Dr. Maida, who serves as Chairman. Our Board of Directors has determined that the sole member of our Audit Committee is independent within the meaning of applicable SEC rules and Nasdaq Listing Rules, and has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and is financially sophisticated within the meaning of the Nasdaq Listing Rules. The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements and our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing. Our Board of Directors has adopted a written charter for our audit committee, which is available on our website, www.steviafirst.com.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Maida is independent within the meaning of applicable Nasdaq Listing Rules. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations. Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website, www.steviafirst.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Maida is independent within the meaning of applicable Nasdaq Listing Rules. The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website, www.steviafirst.com.

Financing Committee

Dr. Avtar Dhillon is the Chairman and sole member of our Financing Committee. The Financing Committee does not currently have a charter. The Financing Committee has responsibilities relating to our efforts to obtain adequate funding to finance our development programs and operations.

Family Relationships

No family relationships exist between any of the directors or executive officers of the Company.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, which is available on our website, www.steviafirst.com.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, we believe that, during our fiscal year ended March 31, 2013, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements except that director Dr. Anthony Maida, III, filed a late Form 5 on May 13, 2013 reporting a transaction that occurred on July 30, 2012.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2013 and March 31, 2012 for (i) our current principal executive and financial officer and, (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of fiscal year 2013 and whose total compensation exceeded $100,000 in fiscal year 2012 (none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Robert Brooke, Chief Executive Officer (principal executive and financial officer) (1)	2013	103,646	-	103,646
	2012	28,539	-	28,539

(1) Mr. Brooke was appointed as our Chief Executive Officer on January 31, 2012. He previously served as our Vice President, Business Development in October 2011. Concurrently with his appointment as Chief Executive Officer, he was also appointed principal financial and accounting officer.

Employment Agreements

On January 31, 2012, our Board of Directors appointed Robert Brooke as our Chief Executive Officer, Secretary, Treasurer, and director. On January 31, 2012, we entered into an Executive Employment Agreement with Mr. Brooke. Under the agreement, Mr. Brooke received an initial annual base salary of $100,000 and is eligible to participate in the benefits made generally available to similarly-situated executives. His annual base salary increased to $125,000 in March 2013. The agreement further provides that if Mr. Brooke is terminated other than for cause, death or disability, he is entitled to receive severance payments equal to six months of his base salary. If Mr. Brooke terminates his employment with us with good reason following a change of control, Mr. Brooke is entitled to receive severance payments equal to 12 months of his base salary. Severance payments will be reduced by any remuneration paid to Mr. Brooke because of Mr. Brooke’s employment or self-employment during the applicable severance period. The Executive Employment Agreement has an initial term of two years.

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

Option Grants and Exercises

During the fiscal year ended March 31, 2013, there were no option grants to or exercises by our named executive officer listed in the Summary Compensation Table above.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2013. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $100,000 for such services during our fiscal year ended March 31, 2013. Dr. Dhillon previously served as our Interim Principal Executive and Interim Financial Officer from August 17, 2011 until January 31, 2012, and received no cash compensation for his services as an interim executive officer. Dr. Maida was granted 100,000 shares of restricted common stock on July 30, 2012 as compensation for his services as a director, 33,334 of which vested on January 1, 2013, and the remaining 66,666 of which vest in two equal installments of 33,333 shares on each of January 1, 2014 and January 1, 2015.

Director Compensation Table

The following table shows compensation paid to the non-employee directors of the Company during the fiscal year ended March 31, 2013.

Name	Fees earned or paid in cash	Stock awards (non-cash) (1)	All other compensation	Total

Dr. Avtar Dhillon (2)	$100,000	$-	$-	$100,000
Dr. Anthony Maida (2)	31,250	7,750	-	39,000

(1)	Reflects the dollar amount of the grant date fair value of awards granted during the respective fiscal years, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. All assumptions for these calculations are included in Note 6 to the audited financial statements set forth in Part II, Item 8 of this annual report.

(2)	As of March 31, 2012, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held no stock awards and an option award to purchase 500,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held stock awards of 100,000 shares of our common stock and no option awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current named executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Stevia First Corp., 5225 Carlson Rd., Yuba City, CA 95993. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days of May 17, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	5,650,000	10.1%
Dr. Anthony Maida, III (3)	100,000	0.2%
Robert Brooke	2,572,500	4.6%
Current Directors and Executive Officers as a Group (3 persons)	8,322,500	14.9%

*Less than 1%

(1)	Based on 55,986,880 shares of our common stock issued and outstanding as of May 17, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes an option to purchase 500,000 shares of common stock, which vested and became exercisable in full on April 1, 2012.

(3)	Dr. Maida was granted 100,000 shares of restricted common stock on July 30, 2012, 33,334 of which vested on January 1, 2013. Of the remaining shares, 33,333 vest on each of January 1, 2014 and 2015. As of March 31, 2013, Dr. Maida held no options to purchase shares of our common stock.

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

Also on April 23, 2012, we entered into a lease agreement with Sutter Buttes LLC pursuant to which we lease from Sutter Buttes LLC approximately 1,000 acres of land in Sutter County, California on which we intend to cultivate and harvest the stevia plant or locate stevia processing facilities. That lease agreement commenced on May 1, 2012 and expires on May 1, 2014, and we have pre-paid the aggregate amount of all rent payments thereunder, totaling $250,000.

One World Ranches LLC and Sutter Buttes LLC, the owners of the property we lease and the landlords under the lease agreements, are jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains. Both of the lease agreements were approved by our Board of Directors while Dr. Avtar Dhillon abstained from voting.

On August 18, 2012, the Company entered into a lease agreement with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease space located at 33-800 Clark Avenue, Yuba City, California. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Except as described above, during the fiscal years ended March 31, 2012 and 2013, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Dr. Anthony Maida would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Mr. Robert Brooke would not qualify as “independent” because he currently serves as our Chief Executive Officer. Dr. Dhillon also would not qualify as “independent” under applicable Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.C. , our independent registered public accounting firm, in the fiscal years ended March 31, 2012 and 2013 for services rendered. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2013	2012
Audit Fees	$37,779	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$37,779	$-

Audit Fees consist of fees paid for fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC. In addition to the amounts set forth in this table, we also paid $11,250 and $9,941for Audit Fees during the fiscal years ended March 31, 2012 and 2013, respectively, to our former independent registered public accounting firm. There were no Audit-Related Fees, Tax Fees or Other Fees billed by or paid to our independent registered public accounting firm during the years ended March 31, 2013 and 2012.

Pre-Approval Policies and Procedures

Our Audit Committee's charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the "de minimus" exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor's independence. Subsequent to establishment of our Audit Committee on August 24, 2012, the Audit Committee approved in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2012 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Directors.

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

STEVIA FIRST CORP.

Date: May 20, 2013	By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer and Director ( Principal Executive, Financial and Accounting Officer )	May 20, 2013
Robert Brooke

/s/ Avtar Dhillon	Director	May 20, 2013
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	May 20, 2013
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stevia First Corp.

(A Development Stage Company)

Yuba City, California

We have audited the accompanying balance sheets of Stevia First Corp., a development stage company, (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period July 1, 2007 (inception) to March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period July 1, 2007 (inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency at March 31, 2013 and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

May 20, 2013

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	March 31,
	2013	2012
Assets

Current Assets
Cash	$392,483	$532,206
Security Deposit	2,500	1,500
Prepaid Expense	9,073	1,200
Advance payment on related party lease	125,000	-
Total Current Assets	529,056	534,906

Advance payment on related party lease, net of current portion	10,417	-

Total Assets	$539,473	$534,906

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$112,263	$79,762
Accounts Payable - Related Party	6,930	10,921
Notes Payable	-	196,800
Accrued Interest	9,375	19,130
Derivative Liability	398,603	-
Total Current Liabilities	527,171	306,613

Notes Payable, Convertible, long term	955,000	450,000
Less discount	(374,592)	(172,476)
Notes Payable, Convertible, long term, net of discount	580,408	277,524
Total liabilities	1,107,579	584,137

Stockholders' Deficiency
Common stock, par value $0.001 per share; 525,000,000 shares authorized; 55,659,102 and 51,650,000 shares issued and outstanding, respectively	55,659	51,650
Unvested, issued common stock	(157,500)	-
Additional paid-in-capital	3,707,772	1,330,634
Deficit accumulated during the development stage	(4,174,037)	(1,431,515)
Total stockholders' deficiency	(568,106)	(49,231)
Total liabilities and stockholders' deficiency	$539,473	$534,906

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From July 1,
			2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses:
General and Administrative	2,145,497	1,285,930	3,530,916
Rent and other related party costs	148,750	14,500	168,250
Research and development	254,722	-	254,722
Loss from operations	(2,548,969)	(1,300,430)	(3,953,888)

Other expenses
Foreign currency translation	(42)	(2,523)	(2,565)
Interest expense	(346,912)	(18,300)	(370,985)
Change in fair value of derivative liability	124,855	-	124,855
Financing cost	(78,458)	-	(78,458)
Gain on settlement of debt	107,004	-	107,004

Net loss	$(2,742,522)	$(1,321,253)	$(4,174,037)

Loss per share - Basic and diluted	$(0.05)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	53,370,064	51,451,096

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

				Deficit
				Accumulated	Unvested,
			Additional	During the	Issued
	Common Stock		Paid-in-	Exploration	Common
Description	Shares	Amount	Capital	period	Stock	Total

Balance- July 1, 2007	-	$-	$-	$-	$-	$-
November 28, 2007
Common stock, subscribed for cash at $0.0001per share December 18, 2007	31,500,000	31,500	(27,000)	-	-	4,500
Common stock subscribed for cash at $0.0001per share January 18, 2008	11,200,000	11,200	(3,200)	-	-	8,000
Common stock subscribed for cash at $0.0001per share	8,750,000	8,750	3,750	-	-	12,500
Net loss	-	-	-	(8,583)	-	(8,583)
Balance- March 31, 2008	51,450,000	51,450	(26,450)	(8,583)	-	16,417

Net loss	-	0	0	(38,112)	-	(38,112)
Balance- March 31, 2009	51,450,000	51,450	(26,450)	(46,695)	-	(21,695)

Net loss	-	-	-	(28,292)	-	(28,292)
Balance- March 31, 2010	51,450,000	51,450	(26,450)	(74,987)		(49,987)

Net loss	-	-	-	(35,275)	-	(35,275)
Balance- March 31, 2011	51,450,000	51,450	(26,450)	(110,262)	-	(85,262)

Common stock subscribed for cash at $1.00 per share	200,000	200	199,800	-	-	200,000
Beneficial Conversion Feature of Convertible Debt	-	-	177,404	-	-	177,404
Fair value of stock based compensation	-	-	979,880	-	-	979,880
Net loss				(1,321,253)	-	(1,321,253)

Balance- March 31, 2012	51,650,000	51,650	1,330,634	(1,431,515)	-	(49,231)

Common stock subscribed for cash at $1.00 per share	425,000	425	424,575	-	-	425,000
Common stock issued on conversion of notes payable	214,008	214	106,790	-	-	107,004
Common stock issued to employees and director	700,000	700	188,300	-	(157,500)	31,500
Common stock issued upon exercise of options	1,750,000	1,750	407,250	-	-	409,000
Common stock issued as payment of accrued interest	42,316	42	29,458	-	-	29,500
Common stock issued upon the conversion of convertible notes payable	877,778	878	419,122	-	-	420,000
Fair value of stock-based compensation	-	-	801,643	-	-	801,643
Net Loss	-	-	-	(2,742,522)	-	(2,742,522)

Balance, March 31, 2013	55,659,102	55,659	3,707,772	(4,174,037)	(157,500)	(568,106)

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From July 1, 2007
	Twelve Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Operating activities
Net loss	$(2,742,522)	$(1,321,253)	$(4,174,036)
Adjustments to reconcile net loss to net cash
Loan (expenses paid on behalf of the Company by third party)	-	-	5,000
Stock based compensation	833,143	979,880	1,813,022
Gain on settlement of debt	(107,004)	-	(107,004)
Financing cost	78,458	-	78,458
Change in fair value of derivative liability	(124,855)	-	(124,855)
Amortization of debt discount	297,884	4,928	302,812
Cancellation of fees applied to option exercise price	196,000	-	196,000
Advance payment on related party lease	(135,417)	-	(135,417)
Prepaid expense	(7,873)	(338)	(9,074)
Accrued interest	36,953	13,358	56,083
Accounts payable - Related Party	(3,990)	9,921	6,931
Accounts payable and accrued liabilities	32,500	71,614	107,263
Net Cash Used in Operating Activities	(1,646,723)	(241,890)	(1,984,817)

Financing activities
Loans from third party	-	115,000	196,800
Proceeds from issuance of convertible notes, net	870,000	450,000	1,320,000
Proceeds from exercise of options	213,000	-	213,000
Common shares subscribed for cash	425,000	200,000	650,000
Net Cash Provided by Financing Activities	1,508,000	765,000	2,379,800

Investing activities
Security deposit	(1,000)	(1,500)	(2,500)
Net Cash Used in Investing Activities	(1,000)	(1,500)	(2,500)

Net increase (decrease) in cash	(139,723)	521,610	392,483

Cash - Beginning of Period	532,206	10,596	-
Cash - End of Period	$392,483	$532,206	$392,483

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-Cash Activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$5,000	$5,000
Issuance of common stock upon conversion of notes payable and accrued interest	$449,500	$-	$449,500
Fair value of beneficial conversion feature of convertible notes	$-	$177,404	$177,404
Fair value of warrants issued with convertible debentures, recognized as a note discount	500,000	-	500,000
Conversion of notes payable and accrued interest to common stock	$107,004	$-	$107,004

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED

MARCH 31, 2013 AND 2012

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”), was incorporated under the laws of the State of Nevada on June 29, 2007. During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name from “Legend Mining Inc.” to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  The Company has not produced any revenues and is considered a development stage company.  The Company's fiscal year end is March 31.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $4,174,037 as at March 31, 2013, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficiency of $568,106 at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that it has sufficient cash to fund operations for at least six months. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans and private placements of equity or debt securities. There is no assurance that the Company will be able to obtain further loans, or that the Company will be able to raise sufficient funds through private placements or otherwise.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, the fair value of shares issued for services, fair value of warrants issued in conjunction with convertible debentures, and assumptions used in the valuation of conversion features and derivative liabilities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$-	$398,603	$398,603

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

As of March 31, 2013, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 2,275,000 shares of common stock, warrants to acquire 1,080,000 shares of common stock and 1,427,106 common shares issuable under convertible note agreements have been excluded from the calculation at March 31, 2013 as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

3. NOTES PAYABLE

From inception through March 31, 2013, the Company issued 11 separate unsecured promissory notes with an aggregate principal amount of $196,800. Each of the unsecured promissory notes was payable upon demand and bore interest at 6.0% per annum. On May 25, 2012, the Company exchanged the outstanding principal, totaling $196,800, and accrued interest that totaled $17,208 under the outstanding promissory notes for an aggregate of 214,008 shares of the Company’s common stock, at a conversion rate of $1.00 per share. As the market price ($0.50) of the Company’s stock at the date of the exchange was less than the conversion rate, the Company recognized a gain from the settlement of the debt of $107,004 on the Company’s accompanying statement of operations for the fiscal year ended March 31, 2013.

4.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Subordinated unsecured convertible notes payable, interest at 6% per annum payable quarterly (a)	$-	$250,000
Subordinated unsecured convertible notes payable, interest at 6% per annum payable semi-annually (b)	625,000	200,000
Convertible notes payable (c)	330,000	-
Total convertible notes	955,000	450,000

Less: note discount	(374,592)	(172,456)
Convertible notes payable, net of note discount	$580,408	$277,524

(a)          On January 31, 2012, the Company issued a $250,000 convertible debenture to a single investor (the “January Convertible Debenture). The January Convertible Debenture bore interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year beginning on June 30, 2012. It was convertible at the holder’s option into the Company’s common stock at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. We may elect to make interest payments in common stock valued at the conversion price. The entire principal balance of the debenture was due and payable three years following its issuance unless earlier redeemed by us in accordance with its terms. We may repay the principal and interest owing under the debenture in common stock at maturity or upon redemption of the debenture. The debenture also provided for customary events of default which, if any of them occurred, would permit or require the principal of and accrued interest on the debenture to become or to be declared due and payable. On March 18, 2013, the entire principal balance of $250,000 plus accrued interest of $10,750 was converted into 521,500 shares of the Company’s common stock based on the conversion rate of $0.50 per share.

(b)         On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. As of March 31, 2012, the Company had received $200,000 in proceeds attributable to the issuance of convertible debentures under the Subscription Agreement and $200,000 in proceeds attributable to the issuance of common stock (see Note 5). On May 22, 2012, the Company issued the remaining $425,000 in convertible debentures upon receipt of the remaining balance due under the Subscription Agreement (in addition to the $425,000 in proceeds received by the Company in consideration for the issuance of its common stock under the Subscription Agreement - see Note 5). Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the year ending March 31, 2013, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share. As of March 31, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of March 31, 2013, the holders thereof would receive 693,773 shares of common stock.

During the year ended March 31, 2013, the conversion price of the convertible debentures issued under the Subscription Agreement was greater than the market value of our common stock as of the date of issuance. As such, the Company did not recognize any beneficial conversion feature upon issuance. During the year ended March 31, 2012, the Company had issued convertible notes under the Subscription Agreement where the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $172,456 at March 31, 2012. During the year ended March 31, 2013, the Company recognized interest expense of $59,135 relating to the amortization of this discount, resulting in an unamortized balance of $113,341 as of March 31, 2013.

(c)        On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. During the year ended March 31, 2013, $170,000 of the debentures were converted into 377,778 shares of common stock, and the remaining balance due on these debentures at March 31, 2013 was $330,000.

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. As such, if the $330,000 outstanding principal on these debentures were converted into common stock as of March 31, 2013, the holders thereof would receive 733,333 shares of common stock based on the reset conversion price per share of $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. As the initial conversion price was greater than the market value of our common stock as of the date of issuance the Company did not recognize any beneficial conversion feature upon issuance. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” in its accounting for the debenture as to the potential change to the conversion price which is based upon a future "trigger event" that has not taken place or may not take place, and determined that the conversion price of the notes are fixed until the contingency is triggered. The Company considers the conversion feature to be indexed to the Company’s own stock, and as such, no further accounting is appropriate at this time. The Warrants related to the note issuance are described below and result in a freestanding derivative valued at $523,458 upon issuance.

Each of the purchasers was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the Conversion Shares initially issuable to such purchaser pursuant to the Securities Purchase Agreement (the “Warrant Shares”). The warrants had an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50. The warrants are subject to adjustment for subsequent sales by us of common stock, or securities exercisable or convertible into common stock, at a price lower than the then-exercise price, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.

As a condition of the closing of the financing, the Company entered into a Registration Rights Agreement with the purchasers (the “Registration Rights Agreement”) pursuant to which the Company is obligated to file with the Securities and Exchange Commission one or more registration statements relating to the resale of Conversion Shares and Warrant Shares. The registration statement was filed on November 30, 2012, and the registration became effective on March 6, 2013.

Dawson James Securities, Inc. (“Dawson”) acted as placement agent for the Financing. Pursuant to the terms of a Placement Agent Agreement entered into by the Company and Dawson on October 29, 2012, the Company agreed (a) to pay to Dawson placement agent fees equal to 8% of the aggregate purchase price paid by each purchaser, (b) to issue to Dawson warrants to purchase 8% of the aggregate number of Conversion Shares issued in the financing, and (c) to reimburse Dawson for certain expenses. The warrants issued to Dawson have the same terms as the warrants issued above, except that such warrants had an initial exercise price of $0.625 that was reduced to $0.50 on March 6, 2013.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterizes the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 upon issuance. These amounts were determined by management using a using a probability weighted average Black-Scholes Merton option pricing model.

The total costs of the loan were $578,458 which includes placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for the these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the note was recorded as a financing cost during the year ended March 31, 2013. The Company will amortize the valuation discount to interest expense over the life of the notes. During the year ended March 31, 2013, the Company recognized interest expense of $238,751 relating to the amortization of this discount, resulting in an unamortized balance of $261,249 as of March 31, 2013.

5. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agent in relation to the Securities Purchase Agreement (described in Note 4), do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the convertible notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants issued in conjunction with the convertible notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the date of issuance and as of March 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2013	At Date of Issuance
Exercise Price	$0.50	$0.63 - $0.70
Stock Price	$0.45	$0.50

Risk-free interest rate	0.25%	0.25%
Expected volatility	123.68%	198.75%
Expected life (in years)	4.5 years	5.0 years
Expected dividend yield	0	0

Fair Value:	$398,603	$523,458

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

At issuance date, the fair value of the derivative liability on the warrants was $523,458. As of March 31, 2013 the derivative liability of the warrants was $398,603.  For the year ended March 31, 2013, the Company recorded a change in fair value of the derivative liability of $124,855.

6. EQUITY

Common stock

During the year ended March 31, 2013, the Company sold 425,000 shares of its common stock for proceeds of $425,000 under a Subscription Agreement with one investor (See Note 4).

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employees and a director were valued based upon the trading prices of the Company’s stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet earned, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the year ended March 31, 2013, the Company amortized $31,500 of the fair value of the common stock as services were provided and recognized as stock compensation in their statement of operations, and $157,500 remained unamortized as of the year then ended.

7. STOCK OPTIONS

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

During the year ended March 31, 2013, options to purchase 450,000 shares of the Company’s common stock at a price of $0.10 per share, and options to purchase 600,000 shares of the Company’s common stock at a price of $0.28 per share were exercised resulting in net proceeds to the Company of $213,000.

On January 18, 2013, 500,000 options were exercised by two consultants at an exercise price of $0.28 per share.  In lieu of cash proceeds, the options were exercised in exchange for $140,000 in fees owed pursuant to their six months consulting service agreement.  On January 24, 2013, 100,000 options were exercised by two consultants at an exercise price of $0.28 per share.  In lieu of cash proceeds, the options were exercised in exchange for $28,000 in fees owed pursuant to their six months consulting service agreement.  On February 11, 2013, 100,000 options were exercised by two consultants at an exercise price of $0.28 per share.  In lieu of cash proceeds, the options were exercised in exchange for $28,000 in fees owed pursuant to their six months consulting service agreement.

At March 31, 2013, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2011	-
Granted	2,100,000	$0.10
Exercised	-
Cancelled	-
Balance at March 31, 2012	2,100,000	$0.10
Granted	2,025,000	0.29
Exercised	(1,750,000)
Cancelled	(100,000)
Balance outstanding at March 31, 2013	2,275,000	$0.16
Balance exercisable at March 31,2013	1,333,333	$0.13

A summary of the Company’s stock option activity for the year ended March 31, 2013 is presented below:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, March 31, 2013	1,650,000	$0.10	$1.00
	100,000	$0.27	$0.27
	300,000	$0.28	$0.27
	125,000	$0.42	$0.42
	100,000	$0.44	$0.44
	2,275,000
Exercisable, March 31, 2013	1,075,000	$0.10	$1.00
	58,333	$0.27	$0.27
	200,000	$0.28	$0.27
	1,333,333

During the year ended March 31, 2013 and 2012, we expensed total stock-based compensation related to stock options of $801,643 and $979,880, respectively, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2013 was $419,737. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at March 31, 2013, was $651,000.

During the year ended March 31, 2013, the Company granted 400,000 options to employees and 1,600,000 options to consultants that expire ten years from date of grant. Assumptions used in valuing stock options granted during the year ended March 31, 2013 are as follows: (i) volatility rate of 123.68%, (ii) discount rate of 0.25%, (iii) zero expected dividend yield, and (iv) expected life of 10 years for those options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for those granted to employees. For employees the expected life is the average of the term of the option and the vesting period.

8. WARRANTS

At March 31, 2013, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	-		$-
Granted	1,080,000		0.50
Exercised	-
Cancelled	-		$-
Balance outstanding at March 31, 2013	1,080,000		$0.50
Balance exercisable at March 31, 2013	1,080,000	$

The purchasers who entered into the Securities Purchase Agreement on October 29, 2012, were issued warrants to purchase up to 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50. The warrants are subject to adjustment for subsequent sales by us of common stock, or securities exercisable or convertible into common stock, at a price lower than the then-exercise price, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.

We issued warrants to purchase up to 80,000 shares of the Company’s commons stock to Dawson pursuant to the terms of the Placement Agent Agreement. The warrants issued to Dawson have the same terms as the warrants issued to the purchasers. The Placement Agent Warrants had an exercise price of $0.625 per share and a term of five years and are exercisable immediately. The exercise price of the Placement Agent Warrants was reduced to $0.50 on March 6, 2013. The other terms of the Placement Agent Warrants are substantially the same as the warrants issued to the purchasers in the November 2012 Financing.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterizes the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 at issuance (see Note 5).

9.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of March 31, 2013, the Company had net operating loss carry forwards of approximately $4,060,045 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

Advance payment of related party lease

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California on which the Company may either cultivate and harvest the stevia plant or locate stevia processing facilities. The Sutter Lease begins on May 1, 2012 and expires on May 1, 2014 and the Company has paid the aggregate amount of all rent payments thereunder, totaling $250,000. Sutter Buttes, the landlord under the Sutter Lease, is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains.

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, Advance payment of related party lease, and is being amortized over the term of the lease of 24 months. During the year ended March 31, 2013, the Company recognized rent expense of $114,583 related to the Sutter Lease. As of March 31, 2013, the unamortized advance payment of the related party lease of $135,417 was allocated between current portion of $125,000 and noncurrent portion of $10,417.

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

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease an apartment located at 33-800 Clark Avenue, Yuba City, California. This Company uses this apartment as an alternative to renting hotel rooms for management use since several of our managers are not resident in Yuba City. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the years ended March 31, 2013 and 2012 were $148,750 and $14,500, respectively.

11. COMMITMENTS

We have exclusive and worldwide rights to patents obtained through a license of these patents from Vineland Research and Innovations Centre (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. These patents relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000, of which $25,000 has been paid and recorded in research and development expenses. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.

12. SUBSEQUENT EVENTS

In April 2013, one investor converted convertible debentures in the amount of $22,500 into 50,000 of the Company’s common shares. In May 2013, one investor converted convertible debentures in the amount of $125,000 into 277,778 of the Company’s common shares.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.1	Promissory Note, dated July 3, 2011, issued in favor of the registrant by Tao Chen (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2011.)
10.3	Form of Convertible Debenture Subscription Agreement dated January 31, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.4	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.5#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.6#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.7	Form of Convertible Debenture Subscription Agreement dated February 7, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.8	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.9	Note Exchange Agreement, dated May 24, 2012, by and between the registrant and Hsien Loong Wong (Incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K filed with the SEC on May 25, 2012.)
10.10	Note Exchange Agreement, dated May 24, 2012, by and between the registrant and Wong Tsan Tung (Incorporated by reference to Exhibit 10.2 to the registration’s Current Report on Form 8-K filed with the SEC on May 25, 2012.)
10.11	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.12	Lease Agreement, dated April 23, 2012, by and between the registrant and Sutter Butte Ranches LLC (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.13	Form of Securities Purchase Agreement, dated October 29, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.14	Form of 0% Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.15	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.16	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.17	Placement Agent Agreement, dated October 29, 2012, by and between the registrant and Dawson James Securities, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.18	License Agreement, dated August 28, 2012 by and between the registrant and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed with the SEC on March 6, 2013 (File No. 333-185215.))
10.19#*	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan
23.1*	Consent of Weinberg & Company, P.A.

101.INS*++	XBRL Instant Document
101.SCH*++	XBRL Taxonomy Extension Schema Document
101.CAL*++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*++	BRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
++	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report shall be deemed to be “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

38