Form 10-Q
period 2013-06-30
Stevia First Corp.
filed 2013-08-13
CIK 1438943

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

STEVIA FIRST CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization )

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

As of August 12, 2013, there were 59,784,168 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended
June 30, 2013

INDEX

PART I - FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION	23

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2013
(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(unaudited)
Assets
Current Assets
Cash	$1,166,254	$392,483
Security deposit	2,500	2,500
Prepaid expenses	8,751	9,073
Current portion of advance payment on related party lease	104,166	125,000
Total Current Assets	1,281,671	529,056

Advance payment on related party lease, net of current portion	-	10,417

Total Assets	$1,281,671	$539,473

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$182,516	$112,263
Accounts payable - Related Party	14,111	6,930
Accrued interest	-	9,375
Derivative liability	1,462,607	398,603
Total Current Liabilities	1,659,234	527,171

Convertible Notes Payable	762,500	955,000
Less discount	(190,226)	(374,592)
Convertible notes payable, net of discount	572,274	580,408
Total liabilities	2,231,508	1,107,579

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 59,784,168 and 55,659,102 shares issued and outstanding	59,784	55,659
Unvested, issued common stock	(146,250)	(157,500)
Additional paid-in-capital	4,209,971	3,707,772
Deficit accumulated during the development stage	(5,073,342)	(4,174,037)
Total stockholders' deficit	(949,837)	(568,106)
Total liabilities and stockholders' deficit	$1,281,671	$539,473

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			From July 1,
			2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	726,196	374,737	4,257,112
Rent and other related party costs	41,150	26,933	209,400
Research and development	123,239	-	377,961
Total operating expenses	890,585	401,670	4,844,473

Loss from operations	(890,585)	(401,670)	(4,844,473)

Other income (expenses)
Interest expense	(193,741)	(24,937)	(564,726)
Change in fair value of derivative liability	185,021	-	309,876
Cost of Offering	-	-	(78,458)
Gain on settlement of debt			107,004
Foreign currency translation	-	99	(2,565)
Net loss	$(899,305)	$(426,508)	$(5,073,342)

Loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding- basic and diluted	56,036,546	51,954,871

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated	Unvested,
			Additional	During the	issued
	Common Stock		Paid-in-	Development	Common
Description	Shares	Amount	Capital	Stage	Stock	Total

Balance- March 31, 2013	55,659,102	$55,659	$3,707,772	$(4,174,037)	$(157,500)	$(568,106)
Sale of common stock and warrants at $0.34 per unit, net of derivative value of warrants	3,676,472	3,676	(119,451)	-	-	(115,775)
Common stock issued upon conversion of notes payable	427,778	428	192,072	-	-	192,500
Common stock issued to employees and director, unvested	-	-	-	-	11,250	11,250
Common stock issued as payment of accrued interest	20,816	21	18,729	-	-	18,750
Stock based compensation	-	-	410,849	-	-	410,849
Net loss	-	-	-	(899,305)	-	(899,305)

Balance- June 30, 2013 (unaudited)	59,784,168	$59,784	$4,209,971	$(5,073,342)	$(146,250)	$(949,837)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013

Operating activities
Net loss	$(899,305)	$(426,508)	$(5,073,342)
Adjustments to reconcile net loss to net cash used in operating activities
expenses paid on behalf of the Company by third party	-	-	5,000
Stock based compensation	422,099	168,650	2,235,121
Gain on settlement of debt	-	-	(107,004)
Financing cost	-	-	78,458
Change in fair value of derivative liability	(185,021)	-	(309,876)
Amortization of debt discount	184,366	-	487,178
Cancellation of fees applied to option exercise price	-	-	196,000
Prepaid expenses	322	(228,267)	(8,751)
Advance payment on related party lease	31,251	-	(104,166)
Accrued interest	9,375	(19,130)	65,458
Accounts payable - related party	7,181	(1,370)	14,112
Accounts payable and accrued liabilities	70,253	(25,428)	177,516
Net cash used in operating activities	(359,479)	(532,052)	(2,344,296)

Financing activities
Loans from third party	-	456,992	196,800
Proceeds from issuance of convertible notes	-	-	1,320,000
Proceeds from exercise of options	-	-	213,000
Shares sold	1,133,250	435,000	1,783,250
Net cash provided by financing activities	1,133,250	891,992	3,513,050

Investing activities
Security deposit	-	-	(2,500)
Net cash used in investing activities	-	-	(2,500)

Net increase in cash	773,771	359,940	1,166,254

Cash and cash equivalent - beginning of period	392,483	532,206	-
Cash and cash equivalent - end of period	$1,166,254	$892,146	$1,166,254
Supplemental disclosure of cash flow information:			$-
Cash paid during the period for:
Interest	$12,075	$-	$12,075
Income taxes	$-	$-	$-

Non-cash activities:
Loan (expenses paid on behalf of the Company by third party)	$-	$-	$(5,000)
Issuance of common stock upon conversion of notes payable and accrued interest	$211,250	$-	$767,754
Fair value of beneficial conversion feature of convertible notes	$-	$-	$177,404
Fair value of warrants issued with convertible debentures, recognized as a note	$-	$-	$500,000
Fair value of warrants issued with common stock recorded as derivative liability	$1,249,025	$-	$1,249,025

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2013
(Unaudited)

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”), was incorporated under the laws of the State of Nevada on June 29, 2007 under the name Legend Mining Inc. During the period from July 1, 2007 (inception) to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  The Company has not produced any revenues and is considered a development stage company.  The Company's fiscal year end is March 31.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,073,342 as at June 30, 2013, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $949,837 at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2013 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that it has sufficient cash to fund operations for at least nine months;however, management does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The Company expects to incur substantial expenditures for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and March 31, 2013:

  June 30, 2013
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,462,607	$-	$1,462,607

March 31, 2013
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$398,603	$-	$398,603

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of June 30, 2013, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 3,675,000 shares of common stock, warrants to acquire 12,403,601 shares of common stock and 999,328 common shares potentially issuable under convertible note agreements have been excluded from the calculation at June 30, 2013 as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

Management has evaluated the recently issued accounting pronouncements through the date of this report and has determined that their adoption will not have a material impact on the financial position, results of operations, or cash flows of the Company.

3. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Subordinated unsecured convertible notes payable, interest at 6% per annum payable semi-annually	$625,000	$625,000
Convertible notes payable	137,500	330,000
Total convertible notes	762,500	955,000

Less: note discount	(190,226)	(374,592)
Convertible notes payable, net of note discount	$572,274	$580,408

(a)         On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the three months ended June 30, 2013, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share. As of June 30, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of June 30, 2013, the holders thereof would receive 693,773 shares of common stock.

During the year ended March 31, 2012, the Company had issued convertible notes under the Subscription Agreement where the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $113,341 at March 31, 2013. During the three months ended June 30, 2013, the Company recognized interest expense of $14,784 relating to the amortization of this discount, resulting in an unamortized balance of $98,557 as of June 30, 2013.

(b)        On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. The balance due on these debentures at March 31, 2013 was $330,000. During the three months ended June 30, 2013, $192,500 of the debentures were converted into 427,778 shares of common stock, and the remaining balance due on these debentures at June 30, 2013 was $137,500.

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. As such, if the $137,500 outstanding principal on these debentures were converted into common stock as of June 30, 2013, the holders thereof would receive 305,555 shares of common stock based on the reset conversion price per share of $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. As the initial conversion price was greater than the market value of our common stock as of the date of issuance the Company did not recognize any beneficial conversion feature upon issuance. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” in its accounting for the debenture as to the potential change to the conversion price which is based upon a future "trigger event" that has not taken place or may not take place, and determined that the conversion price of the notes are fixed until the contingency is triggered. The Company considers the conversion feature to be indexed to the Company’s own stock, and as such, no further accounting is appropriate at this time. The Warrants related to the note issuance are described below and resulted in a freestanding derivative valued at $523,458 upon issuance.

Each of the purchasers was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the Conversion Shares initially issuable to such purchaser pursuant to the Securities Purchase Agreement up to 1,000,000 shares of common stock (the “Warrant Shares”). The warrants had an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s commons stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share. On March 6, 2013, the exercise price of all the warrants was reduced to $0.50.  On June 28, 2013, the exercise price of all of the warrants issued in the October 2012 financing was further reduced to $0.34.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as a derivative liability upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 upon issuance. These amounts were determined by management using a using a probability weighted average Black-Scholes Merton option pricing model.

The total costs of the loan were $578,458 which includes placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for the these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the note was recorded as a financing cost during the year ended March 31, 2013. The Company is amortizing the valuation discount to interest expense over the life of the notes. During the three months ended June 30, 2013, the Company recognized interest expense of $169,582 relating to the amortization of this discount, resulting in an unamortized balance of $91,669 as of June 30, 2013.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the securities purchase agreements described in Note 3 and 5 do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the convertible notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants issued in conjunction with the convertible notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At March 31, 2013, the date of issuance of new warrants during the period, and as of June 30, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	June 30, 2013	At Date of Issuance	March 31, 2013
Exercise Price	$0.34-0.60	$0.63 - $0.60	$0.50
Stock Price	$0.35	$0.35	$0.45

Risk-free interest rate	2.52%	2.52%	0.25%
Expected volatility	78.7%	78.7%	123.68%
Expected life (in years)	4.5-5 years	5.0 years	4.5 years
Expected dividend yield	0	0	0
Fair Value:	$1,462,607	$1,249,025	$398,603

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

At March 31, 2013, the fair value of the derivative liability was $398,603. During the three months ended June 30, 2013, we recognized an additional derivative liability of $1,249,025 related to the issuance of warrants on June 28, 2013 described in Note 5.  As of June 30, 2013 the derivative liability of all outstanding warrants was $1,462,607.  For the three months ended June 30, 2013, the Company recorded a change in fair value of the derivative liability of $185,021.

5. EQUITY

Equity financing

On June 25, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with three (3) investors for sale of an aggregate of 3,676,472 shares of the Company's common stock and warrants to purchase 11,029,416 shares of the Company’s common stock for total gross proceeds of $1,250,000, or a sales price of $0.34 per share.  The offering closed on June 28, 2013. The Company incurred $116,750 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,133,250. The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three groups of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 294,185 shares of the Company’s commons stock to its placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and the placement agent in the financing to be $1,249,025 at issuance based upon a weighted average black-scholes option pricing model. For financial statement purposes, the amount of the derivative liability created from the issuance of the warrants of $1,249,025 has been offset to the net cash proceeds received of $1,133,250, resulting in a net reduction of additional paid in capital of $115,775 resulting from the sale of the units.

Common stock issued to employees

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employees and a director were valued based upon the trading prices of the Company’s stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the three months ended June 30, 2013, the Company amortized $11,250 of the fair value of the common stock as services were provided and recognized as stock compensation in the Company’s statement of operations, and $146,250 remained unamortized as of the period then ended.

6. STOCK OPTIONS

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

  A summary of the Company’s stock option activity for the period ended June 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	2,275,000	$0.16
Granted	1,500,000	0.40
Exercised	-
Cancelled	(100,000)	0.42
Balance outstanding at June 30, 2013	3,675,000	$0.26
Balance exercisable at June 30,2013	2,800,000	$0.28

At June 30, 2013, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, June 30, 2013	1,650,000	$0.10	$1.00
	100,000	$0.27	$0.27
	300,000	$0.28	$0.27
	1,500,000	$0.40	$0.40
	125,000	$0.42	$0.42

	3,675,000

Exercisable, June 30, 2013	1,075,000	$0.10	$1.00
	25,000	$0.27	$0.27
	200,000	$0.28	$0.27
	1,500,000	$0.40	$0.40
	2,800,000

During the three months ended June 30, 2013, the Company granted 1,500,000 options to consultants that expire ten years from date of grant. Assumptions used in valuing stock options granted during the three months ended June 30, 2013 are as follows: (i) volatility rate of 78.7%, (ii) discount rate of 0.25%, (iii) zero expected dividend yield, and (iv) expected life of 10 years for those options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for those granted to employees. For employees the expected life is the average of the term of the option and the vesting period. The value of the options at grant date was $419,550, all of which was amortized as compensation cost during the three months ended June 30, 2013, as all of these options were vested as of June 30, 2013.

During the three months ended June 30, 2013 and 2012, we expensed total stock-based compensation related to vesting stock options of $422,099 and $168,650, respectively, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2013 was $419,737. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at June 30, 2013, was $339,750.

7. WARRANTS

At June 30, 2013, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	1,080,000	$0.50
Granted	11,323,601	0.50
Exercised	-
Cancelled	-	$-
Balance outstanding at June 30, 2013	12,403,601	$0.50
Balance exercisable at June 30, 2013	12,403,601

The purchasers who entered into the Securities Purchase Agreement on October 29, 2012 described in Note 3, were issued warrants to purchase up to 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50. We also issued warrants to purchase up to 80,000 shares of the Company’s commons stock to the Placement Agent in the offering. The Placement Agent Warrants had an initial exercise price of $0.625 per share and a term of five years and are exercisable immediately. The exercise price of the Placement Agent Warrants was reduced to $0.50 on March 6, 2013. On June 28, 2013, the exercise price of the Placement Agent Warrants was further reduced to $0.34.

The purchasers who entered into the Securities Purchase Agreement on June 25, 2013 described in Note 5 were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three groups of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 294,185 shares of the Company’s commons stock to its Placement Agent in the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, as well as for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterizes the fair value of these warrants as derivative liabilities (See Note 4).

8.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of June 30, 2013, the Company had net operating loss carry forwards of approximately $5,073,342 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

9.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

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

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, Advance payment of related party lease, and is being amortized over the term of the lease of 24 months. During the three months ended June 30, 2013, the Company recognized rent expense of $31,250 related to the Sutter Lease. As of June 30, 2013, the unamortized advance payment of the related party lease was $104,166.

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

Aggregate payments under the above leases for the three months ended June 30, 2013 and 2012 were $41,150 and $26,933, respectively.

10. COMMITMENTS

We have exclusive and worldwide rights to patents obtained through a license of these patents from Vineland Research and Innovations Centre (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. These patents relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000, of which $37,500 has been paid and recorded as expenses, with the remaining balance of $12,500 due on the one (1) year anniversary date of the Vineland License. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.

11. SUBSEQUENT EVENTS

In July 2013 the Company granted 100,000 restricted shares of the Company’s common stock to one employee under the 2012 Stock Incentive Plan.  These shares vest over three years.  The Company also granted options to purchase 300,000 shares of the Company’s common stock in July 2013 under the 2012 Stock Incentive Plan to one consultant.  These options vest over one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed on May 20, 2013, and the related audited financial statements and notes included thereto.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our intended business; our ability to bring our intended product to market; market demand for our intended product; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended product; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013.

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

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. As of August 12, 2013, we had 4 full-time employees and 2 part-time employees. Total expenditures over the 12 months following June 30, 2013, are expected to be approximately $1,500,000. As of June 30, 2013, we expect to have sufficient funds to operate our business for at least nine months;  however, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. Further, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Recent Events

On June 25, 2013, we entered into a Securities Purchase Agreement (the “Agreement”) with three (3) investors for the sale of an aggregate of 3,676,472 shares of our common stock for total gross proceeds of $1,250,000 or a sales price of $0.34 per share.  The offering closed on June 28, 2013.  We incurred $112,500 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $ 1,137,500.  The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of our common stock. The warrants were issued in three groups of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended June 30, 2013 and June 30, 2012

Our net loss during the three months ended June 30, 2013 was $899,305 compared to a net loss of $426,508 for the three months ended June 30, 2012 (an increase in net loss of $472,797). During the three months ended June 30, 2013 and 2012, respectively, we did not generate any revenue.

During the three months ended June 30, 2013, we incurred general and administrative expenses in the aggregate amount of $726,196 compared to $374,737 incurred during the three months ended June 30, 2012 (an increase of $351,459). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock based compensation costs which increased to $422,099 in the period ending June 30, 2013, as compared to $168,650 in the period ending June 30, 2012.

In addition, during the three months ended June 30, 2013, we incurred research and development costs of $123,239 relating to the development of our stevia products. There were no comparable costs during the three months ended June 30, 2012.

During the three months ended June 30, 2013, we incurred related party rent and other costs totaling $41,150 compared to $26,933 incurred during the three months ended June 30, 2012 (an increase of $14,217).

This resulted in a loss from operations of $890,585 during the three months ended June 30, 2013 compared to a loss from operations of $401,670 during the three months ended June 30, 2012.

During the three months ended June 30, 2013, we recorded total other expenses in the amount of $8,720, compared to total other expenses recorded during the three months ended June 30, 2012 in the amount of $24,838. During the three months ended June 30, 2013, we incurred interest expense of $193,741 compared to $24,937 incurred during the three months ended June 30, 2012 (an increase of $168,804). The increase in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $185,021 during the three months ended June 30, 2013. No such items were recorded during the three months ended June 30, 2012. This resulted in a net loss of $899,305 during the three years ended June 30, 2013 compared to a net loss of $426,508 during the three months ended June 30, 2012.

The increase in net loss during the three years ended June 30, 2013 compared to the three months ended June 30, 2012 is attributable primarily to higher general and administrative expenses incurred in the development of our business as an agricultural biotechnology company engaged in the development of stevia products. The Company had no revenues during the three months ended June 30, 2013 or 2012.

Liquidity and Capital Resources

We have not yet received revenues from sales of products or services, and have recurring losses from operations. Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,073,342 as at June 30, 2013, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $949,838 at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2013, we had total current assets of $1,281,671 which was comprised of cash of $1,166,254, security deposits of $2,500, prepaid expenses in the amount of $19,166, and an advance payment on related party lease of $104,166. Our total current liabilities as of June 30, 2013 were $1,659,234 represented primarily by accounts payable and accrued liabilities of $182,516, accounts payable to related party of $14,111, and derivative liability of $1,462,607. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 4 to our financial statements. As a result, on June 30, 2013, we had a working capital deficiency of $377,563.

As of June 30, 2013, our long term liabilities were $572,274, which consisted of convertible notes payable in the amount of $762,500, net of a discount of $190,226.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. After giving effect to the funds received in the recent equity and debt financings, we estimate as of June 30, 2013 we will have sufficient funds to operate the business for the next 9 months; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.  We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources in the near term.  We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Recent Financings

On February 7, 2012, we entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor purchased $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor purchased an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of our common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms.). Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the three months ended June 30, 2013, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share.  As of June 30, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of June 30, 2013, the holders thereof would receive 693,773 shares of common stock.

On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. The balance due on these debentures at March 31, 2013 was $330,000. During the three months ended June 30, 2013, $192,500 of the debentures were converted into 427,778 shares of common stock, and the remaining balance due on these debentures at June 30, 2013 was $137,500.

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of our common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. We may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable.

On June 25, 2013, we entered into a Securities Purchase Agreement (the “Agreement”) with three (3) investors for the sale of an aggregate of 3,676,472 shares of our common stock for total gross proceeds of $1,250,000 or a sales price of $0.34 per share.  The offering closed on June 28, 2013.  We incurred $112,500 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $ 1,137,500.  The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of our common stock. The warrants were issued in three groups of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2013, net cash used in operating activities was $359,479 compared to net cash used in operating activities of $532,052 for the three months ended June 30, 2012. This decrease was primarily attributable to an increase in stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2013 consisted primarily of a net loss of $899,305 and change in fair value of derivative liability of $185,021, offset by $422,099 related to stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2012 consisted of a net loss of $426,508 and increase of $228,267 on prepaid expense offset by $168,650 related to stock based compensation.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2013, net cash provided by financing activities was $1,133,250 compared to net cash provided by financing activities of $891,992 for the three months ended June 30, 2012. Net cash provided from financing activities during the three months ended June 30, 2013 was attributable to the sale of common stock and warrants. Net cash provided from financing activities during the three months ended June 30, 2012 was attributable to the issuance of loans from third parties of $456,992 and the sale of common stock of $435,000 during the period.

Net Cash Used in Investing Activities

During the three months ended June 30, 2013 and 2012, no net cash was used in or provided by investing.

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

Development Stage Company

The Company is a development stage enterprise pursuant to applicable guidance of the Financial Accounting Standards Board (“FASB”), and is devoting substantially all of its present efforts to establishing a new business and has not produced any revenues from its operations .

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended June 30, 2013 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of June 30, 2013:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff, but no specific progress has been made to improve our internal controls during the three months ended June 30, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, the Company issued 20,816 shares of its common stock as payment for $18,750 in interest accrued under outstanding convertible debentures issued pursuant to the January 2012 Subscription Agreement and the February 2012 Subscription Agreement. Pursuant to the terms of such convertible debentures, the Company may elect to make interest payments through the issuance of shares of its common stock valued at the applicable conversion price.   The shares of common stock issued to the holder of convertible debentures have not been registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The convertible debenture holder has represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it is acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1
Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013)

10.1
Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Stevia First Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2013)

10.2
Placement Agent Agreement, dated April 30, 2013, by and between Stevia First Corp. and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to Stevia First Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 4, 2013)

10.3
Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†
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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 13, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Form of Series A/B/C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013)

10.1
Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Stevia First Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2013)

10.2
Placement Agent Agreement, dated April 30, 2013, by and between Stevia First Corp. and H.C. Wainwright & Co. (incorporated by reference to Exhibit 1.1 to Stevia First Corp.’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 4, 2013)

10.3
Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2013)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *†
*
Filed herewith.
†
These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.