Form 10-Q
period 2013-09-30
Stevia First Corp.
filed 2013-11-05
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 60,495,280 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended
September 30, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(unaudited)
Assets
Current Assets
Cash	$551,318	$392,483
Security deposit	2,500	2,500
Prepaid expenses	10,473	9,073
Current portion of advance payment on related party lease	72,917	125,000
Total Current Assets	637,208	529,056

Advance payment on related party lease, net of current portion	-	10,417

Total Assets	$637,208	$539,473

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$111,173	$112,263
Accounts payable - Related Party	2,611	6,930
Accrued interest	9,375	9,375
Derivative liability	1,369,517	398,603
Total Current Liabilities	1,492,676	527,171

Convertible Notes Payable	762,500	955,000
Less discount	(158,254)	(374,592)
Convertible notes payable, net of discount	604,246	580,408
Total liabilities	2,096,922	1,107,579

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 59,884,168 and 55,659,102 shares issued and outstanding	59,884	55,659
Unvested, issued common stock	(165,471)	(157,500)
Additional paid-in-capital	4,500,895	3,707,772
Deficit accumulated during the development stage	(5,855,022)	(4,174,037)
Total stockholders' deficit	(1,459,714)	(568,106)
Total liabilities and stockholders' deficit	$637,208	$539,473

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					From July 1,
					2007
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	701,318	797,939	1,427,514	1,083,586	4,958,430
Rent and other related party costs	31,950	39,517	73,100	66,450	241,350
Research and development	100,156	-	223,395	89,090	478,117
Total operating expenses	833,424	837,456	1,724,009	1,239,126	5,677,897

Loss from operations	(833,424)	(837,456)	(1,724,009)	(1,239,126)	(5,677,897)

Other income (expenses)
Interest expense	(41,346)	(28,016)	(235,087)	(52,953)	(606,072)
Change in fair value of derivative liability	93,090	-	278,111	-	402,966
Cost of Offering	-	-	-	-	(78,458)
Gain on settlement of debt	-	-		107,004	107,004
Foreign currency translation	-	(301)	-	(202)	(2,565)
Net loss	$(781,680)	$(865,773)	$(1,680,985)	$(1,185,277)	$(5,855,022)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.02
Weighted average number of common shares outstanding- basic and diluted	59,784,168	52,625,421	57,898,055	52,291,978

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Deficit
				Unvested,	Accumulated
			Additional	Issued	During the
	Common Stock		Paid-in-	Common	Development
Description	Shares	Amount	Capital	Stock	Stage	Total

Balance- March 31, 2013	55,659,102	$55,659	$3,707,772	$(157,500)	$(4,174,037)	$(568,106)
Sale of common stock and warrants at $0.34 per unit, net of derivative value of warrants	3,676,472	3,676	(119,451)	-	-	(115,775)
Common stock issued upon conversion of notes payable	427,778	428	192,072	-	-	192,500
Common stock issued to employees and director, unvested	100,000	100	35,900	(7,971)	-	28,029
Common stock issued as payment of accrued interest	20,816	21	18,729	-	-	18,750
Stock based compensation	-	-	665,873	-	-	665,873
Net loss	-	-	-	-	(1,680,985)	(1,680,985)

Balance- September 30, 2013 (unaudited)	59,884,168	$59,884	$4,500,895	$(165,471)	$(5,855,022)	$(1,459,714)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Operating activities
Net loss	$(1,680,985)	$(1,185,277)	$(5,855,022)
Adjustments to reconcile net loss to net cash used in operating activities
expenses paid on behalf of the Company by third party	-	-	5,000
Stock based compensation	693,902	581,923	2,506,925
Gain on settlement of debt	-	(107,004)	(107,004)
Financing cost	-	-	78,458
Change in fair value of derivative liability	(278,111)	-	(402,966)
Amortization of debt discount	216,338	29,567	519,150
Cancellation of fees applied to option exercise price	-	-	196,000
Prepaid expenses	(1,400)	(95,386)	(10,473)
Advance payment on related party lease	62,500	(197,917)	(72,917)
Accrued interest	18,750	11,311	74,833
Accounts payable - related party	(4,319)	(8,493)	2,611
Accounts payable and accrued liabilities	(1,090)	88,560	106,173
Net cash used in operating activities	(974,415)	(882,716)	(2,959,232)

Financing activities
Proceeds from issuance of promissory notes	-	425,000	196,800
Proceeds from issuance of convertible notes, net	-	-	1,320,000
Proceeds from exercise of options	-	35,000	213,000
Proceeds from sale of common stock, net	1,133,250	425,000	1,783,250
Net cash provided by financing activities	1,133,250	885,000	3,513,050

Investing activities
Security deposit	-	-	(2,500)
Net cash used in investing activities	-	-	(2,500)

Net increase in cash	158,835	1,284	551,318

Cash and cash equivalent - beginning of period	392,483	532,206	-
Cash and cash equivalent - end of period	$551,318	$533,490	$551,318
Supplemental disclosure of cash flow information:			$-
Cash paid during the period for:
Interest	$12,075	$-	$12,075
Income taxes	$-	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,249,025	$-	$1,249,025
Cancellation of accounts payable applied to option exercise price	$-	$140,000	$140,000
Issuance of common stock upon conversion of convertible and promissory notes payable and accrued interest	$211,250	$107,004	$767,754
Fair value of beneficial conversion feature of convertible notes	$-	$-	$177,404
Fair value of warrants issued with convertible debentures, recognized as a note	$-	$-	$500,000
Loan (expenses paid on behalf of Company by third party)	$-	$-	$(5,000)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013
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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,855,022 as at September 30, 2013, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $1,459,714 at September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2013 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management believes that it has sufficient cash to fund operations for at least six months; however, management does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The Company expects to incur substantial expenditures for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing. If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and March 31, 2013:

September 30, 2013

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,369,517	$-	$1,369,517

March 31, 2013

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$398,603	$-	$398,603

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of September 30, 2013, the Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. Options to acquire 3,975,000 shares of common stock, warrants to acquire 12,403,601 shares of common stock and 999,328 common shares potentially issuable under convertible note agreements have been excluded from the calculation at September 30, 2013 as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05 (Topic 830), “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)” (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This update is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Subordinated unsecured convertible notes payable, interest at 6% per annum payable semi-annually	$625,000	$625,000
Convertible notes payable	137,500	330,000
Total convertible notes	762,500	955,000

Less: note discount	(158,254)	(374,592)
Convertible notes payable, net of note discount	$604,246	$580,408

(a)         On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor irrevocably agreed to purchase $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor agreed to purchase an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. Each of these convertible debentures bears interest at the rate of 6.0 % per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the three months ended June 30, 2013, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share. As of September 30, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of September 30, 2013, the holders thereof would receive 693,773 shares of common stock.

During the year ended March 31, 2012, the Company had issued convertible notes under the Subscription Agreement where the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $113,341 at March 31, 2013. During the six months ended September 30, 2013, the Company recognized interest expense of $29,568 relating to the amortization of this discount, resulting in an unamortized balance of $83,773 as of September 30, 2013.

(b)  On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000.  During the year ended March 31, 2013, $170,000 of these debentures were converted into shares of the Company’s common stock leaving a balance due on these debentures at March 31, 2013 of $330,000.  During the six months ended September 30, 2013, $192,500 of the debentures were converted into 427,778 shares of common stock, and the remaining balance due on these debentures at September 30, 2013 was $137,500 .

The debentures are non-interest bearing and mature on November 1, 2014. The debentures are convertible at the purchaser’s option into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. Upon the earlier of the effectiveness of a registration statement registering the Conversion Shares and Warrant Shares or the date the Conversion Shares and Warrant Shares may be sold pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”) without volume or manner-of-sale restrictions (such earlier date, the “Trigger Date”), the conversion price of the debentures shall be reduced to the lesser of (i) the then conversion price or (ii) 90% of the average of the volume weighted average price of the Company’s common stock for the five trading days immediately prior to the Trigger Date, provided that the conversion price shall not be reduced to less than $0.35 per share (such adjusted conversion price, the “Reset Conversion Price”). Upon the effectiveness of the registration statement registering the shares issuable upon the conversion and exercise of the debentures and warrants on March 6, 2013, the conversion price of the debentures was reduced to $0.45. As such, if the $137,500 outstanding principal on these debentures were converted into common stock as of September 30, 2013, the holders thereof would receive 305,555 shares of common stock based on the reset conversion price per share of $0.45. We may force conversion of the debentures into common stock if, at any time, the volume weighted average price of our common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The Company may force conversion of the debentures into Conversion Shares if, at any time following the Trigger Date, the volume weighted average price of the Company’s common stock for each of any five consecutive trading days exceeds 120% of the Reset Conversion Price. The debentures provide for certain restrictive covenants and events of default which, if any of them occurs, would permit or require the principal amount of the debentures to become or to be declared due and payable. As the initial conversion price was greater than the market value of our common stock as of the date of issuance the Company did not recognize any beneficial conversion feature upon issuance. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” in its accounting for the debenture as to the potential change to the conversion price which is based upon a future "trigger event" that has not taken place or may not take place, and determined that the conversion price of the notes are fixed until the contingency is triggered. The Company considers the conversion feature to be indexed to the Company’s own stock, and as such, no further accounting is appropriate at this time. The Warrants related to the note issuance are described below and resulted in a freestanding derivative valued at $523,458 upon issuance.

Each of the purchasers was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100 % of the Conversion Shares initially issuable to such purchaser pursuant to the Securities Purchase Agreement, totaling up to 1,000,000 shares of common stock (the “Warrant Shares”). The warrants had an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s common stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share. On March 6, 2013, the exercise price of all the warrants was reduced to $0.50.  On June 28, 2013, the exercise price of all of the warrants issued in the October 2012 financing was further reduced to $0.34.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the exercise price of the warrants is not a fixed amount because it is subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as a derivative liability upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and placement agent to be $523,458 upon issuance. These amounts were determined by management using a using a probability weighted average Black-Scholes Merton option pricing model.

The total costs of the loan were $578,458 which includes placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for the these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the note was recorded as a financing cost during the year ended March 31, 2013. The Company is amortizing the valuation discount to interest expense over the life of the notes. During the six months ended September 30, 2013, the Company recognized interest expense of $186,770 relating to the amortization of this discount, resulting in an unamortized balance of $74,481 as of September 30, 2013.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the securities purchase agreements described in Notes 3 and 5 do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the convertible notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants issued in conjunction with the convertible notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At March 31, 2013,  and as of September 30, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	September 30, 2013	At Date of Issuance	March 31, 2013
Exercise Price	$0.34-0.60	$0.40 - $0.60	$0.50
Stock Price	$0.35	$0.35	$0.45

Risk-free interest rate	.02-1.295%	2.52%	0.25%
Expected volatility	78.7%	78.7%	123.68%
Expected life (in years)	0.25-4.75 years	0.50 - 5.0 years	4.5 years
Expected dividend yield	0	0	0
Fair Value:	$1,369,517	$1,249,025	$398,603

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

At March 31, 2013, the fair value of the derivative liability was $398,603. During the six months ended September 30, 2013, we recognized an additional derivative liability of $1,249,025 related to the issuance of warrants on June 28, 2013 described in Note 5.  As of September 30, 2013 the derivative liability of all outstanding warrants was $1,369,517.  For the six months ended September 30, 2013, the Company recorded a change in fair value of the derivative liability of $278,111.

5. EQUITY

Equity financing

On June 25, 2013, the Company entered into a Securities Purchase Agreement with three (3) investors for sale of an aggregate of 3,676,472 shares of the Company's common stock and warrants to purchase 11,029,416 shares of the Company’s common stock for total gross proceeds of $1,250,000, or a sales price of $0.34 per share.  The offering closed on June 28, 2013. The Company incurred $116,750 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,133,250. The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three groups of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 294,185 shares of the Company’s commons stock to its placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

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

Common stock issued to employees

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employees and a director were valued based upon the market price of the Company’s common stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the six months ended September 30, 2013, the Company amortized $24,545 of the fair value of the common stock as services were provided and recognized as stock compensation in the Company’ s statement of operations, and $132,955 remained unamortized as of the period then ended.

In July 2013, the Company issued 100,000 shares of its common stock to an employee of the Company vesting over a period of 31 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employee were valued based upon the market price of the Company’s common stock at the date of grant for an aggregate fair value of $36,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the six months ended September 30, 2013, the Company amortized $3,484 of the fair value of the common stock as services were provided and recognized as stock compensation in the Company’ s statement of operations, and $32,516 remained unamortized as of the period then ended.

6. STOCK OPTIONS

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the period ended September 30, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	2,275,000	$0.16
Granted	3,300,000	0.39
Exercised	-
Cancelled	(100,000)	0.42
Balance outstanding at September 30, 2013	5,475,000	$0.26
Balance exercisable at September 30, 2013	3,850,000	$0.28

At September 30, 2013, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, September 30, 2013	1,650,000	$0.10	$1.00
	100,000	$0.27	$0.27
	300,000	$0.28	$0.27
	1,500,000	$0.32	$0.32
	300,000	$0.35	$0.35
	1,500,000	$0.40	$0.40
	125,000	$0.42	$0.42

	5,475,000

Exercisable, September 30, 2013	1,075,000	$0.10	$1.00
	25,000	$0.27	$0.27
	200,000	$0.28	$0.27
	1,000,000	$0.32	$0.32
	50,000	$0.35	$0.35
	1,500,000	$0.40	$0.40
	3,850,000

During the six months ended September 30, 2013, the Company granted 1,800,000 options to consultants that expire ten years from date of grant    and granted 1,500,000 options to consultants that expire three years from date of grant. Assumptions used in valuing stock options granted during the six months ended September 30, 2013 are as follows: (i) volatility rate of 78.7%, (ii) discount rate of between 0.25% and 0.63%, (iii) zero expected dividend yield, and (iv) expected life of 3 or 10 years for those options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for those granted to employees. For employees the expected life is the average of the term of the option and the vesting period. The value of the options at grant date was $419,550, all of which was amortized as compensation cost during the six months ended September 30, 2013, as all of these options were vested as of September 30, 2013.

During the six months ended September 30, 2013 and 2012, we expensed total stock-based compensation related to vesting stock options of $665,873 and $595,713, respectively, and the remaining unamortized cost of the outstanding stock-based awards at September 30, 2013 was $503,553. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at September 30, 2013, was $489,500.

7. WARRANTS

At September 30, 2013, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	1,080,000	$0.50
Granted	11,323,601	0.50
Exercised	-
Cancelled	-	$-
Balance outstanding at September 30, 2013	12,403,601	$0.50
Balance exercisable at September 30, 2013	12,403,601

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

The purchasers who entered into the Securities Purchase Agreement on June 25, 2013 described in Note 5 were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

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

8.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of September 30, 2013, the Company had net operating loss carry forwards of approximately $5,073,342 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, Advance payment of related party lease, and is being amortized over the term of the lease of 24 months. During the six months ended September 30, 2013, the Company recognized rent expense of $62,500 related to the Sutter Lease. As of September 30, 2013, the unamortized advance payment of the related party lease was $72,917.

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

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company leases an apartment located at 33-800 Clark Avenue, Yuba City, California. This Company uses this apartment as an alternative to renting hotel rooms for management use since several of our managers are not resident in Yuba City. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the six months ended September 30, 2013 and 2012 were $82,300 and $66,450, respectively.

10. COMMITMENTS

We have exclusive and worldwide rights to patents and patent applications obtained through a license agreement with Vineland Research and Innovations Centre, Inc. entered into in August 2012 and amended in October 2013 (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. The patents and patent applications relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000 , of which $37,500 has been paid and recorded as expenses, with the remaining balance of $12,500 due on the one (1) year anniversary date of the Vineland License. In addition to these cash fees, we will owe royalties of 0.5 % of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.  In the amendment to the Vineland License, Vineland agreed to license to us an additional patent application and to pay up to $50,000 in patent prosecution cost related to the new patent application.

11. SUBSEQUENT EVENTS

The Company granted options to purchase 100,000 shares of the Company’s common stock in October 2013 under the 2012 Stock Incentive Plan to one consultant.  These options vest over three years.

In October 2013, convertible notes payable with a principal amount of $50,000 were converted into 111,112 shares of the Company’s common stock and warrants to purchase 500,000 shares of the Company’s common stock were exercised in exchange to $170,000.

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

We have begun development of a stevia consumer product utilizing stevia extract purchased from other suppliers until we are able to produce our own stevia extract. Operations related to stevia product development include the formulation and testing of a stevia tabletop sweetener. We initiated consumer product testing in the first half of 2013. Assuming favorable results from our consumer product testing efforts, we would expect to release our planned tabletop sweetener product later in 2013 and generate revenues from this proposed product as soon as the end of 2013. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

Our present operations primarily consist of research and development related to stevia extract production through use of biotechnology or fermentation, including the directed conversion of steviol, undesirable steviol glycosides, or low-cost substrates to high-value and desirable steviol glycosides such as Rebaudioside A (“Reb A”) that are sweet and normally present within the stevia leaf. Operations related to production of stevia extract through fermentation include microbial strain development and characterization work. Prior to the launch of California-produced stevia extract, we will need to achieve certain operational milestones, including but not limited to further microbial strain development, fermentation process development and optimization, work which we currently estimate to cost $150,000. Assuming our research and development efforts are successful, we would seek manufacturing capacity with contract manufacturers and regulatory approvals for products developed using these methods, which we currently estimate would cost $750,000. Assuming our research and development and regulatory approval efforts are successful, we expect the first revenues on sales of products resulting from use of our biotechnological or fermentation work could occur in 2014. However, we will require additional investment obtained through additional funding from our stockholders and other qualified investors in order to complete these milestones, and for initial commercialization as described will also require the availability of contract manufacturing capacity on desirable terms from outside companies. We may be unsuccessful in our development and commercialization of stevia extracts using biotechnology or fermentation methods, and may never commercialize any related product, generate revenue, or become profitable.

To a lesser extent, our present operations also consist of pursuing traditional industry means of stevia extract production, including stevia crop cultivation, harvest, and extraction of steviol glycosides from the stevia leaf., Operations related to production of stevia extract through traditional means include establishing stevia field trial production outputs, and development and scale-up of stevia leaf extraction and processing methods, work which we currently estimate will cost $200,000 and which we expect to be ongoing and to extend into 2014. Provided research and development is successful, and we still plan to pursue traditional industry means of stevia extract production, we would seek to expand stevia leaf production through contract stevia growers, seek contract processing capacity with operators of extraction facilities, and obtain any necessary regulatory approvals for these stevia extracts and processing facilities, work which we currently estimate to cost $250,000. If these efforts prove successful, we expect the first revenues on sales of California stevia extract could occur in 2014. However, we will require additional investment obtained through additional funding from our stockholders and other qualified investors in order to complete these milestones, and for initial commercialization of California stevia extract as described will require the participation of local growers and the availability of contract extraction facilities on desirable terms. We may be unsuccessful in our development and commercialization of stevia extracts using traditional industry means, and may never commercialize any related product, generate revenue, or become profitable.

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations. As of November 4, 2013, we had 4 full-time employees and 2 part-time employees. Total expenditures over the 12 months following September 30, 2013, are expected to be approximately $1,500,000. As of September 30, 2013, we expect to have sufficient funds to operate our business for at least six months; however, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. Further, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. We expect to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan. We do not have any arrangements in place for any future financing. Sources of additional funds may not be available on acceptable terms or at all.

Recent Events

On June 25, 2013, we entered into a Securities Purchase Agreement with three (3) investors for the sale of an aggregate of 3,676,472 shares of our common stock for total gross proceeds of $1,250,000 or a sales price of $0.34 per share.  The offering closed on June 28, 2013.  We incurred $112,500 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,137,500.  The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of our common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended September 30, 2013 and September 30, 2012

Our net loss during the three months ended September 30, 2013 was $781,680 compared to a net loss of $865,773 for the three months ended September 30, 2012 (a decrease in net loss of $84,093). The decrease in net loss during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is attributable primarily to lower stock based compensation expenses incurred in the 2013 period.  During the three months ended September 30, 2013 and 2012, respectively, we did not generate any revenue.

During the three months ended September 30, 2013, we incurred general and administrative expenses in the aggregate amount of $701,318 compared to $797,939 incurred during the three months ended September 30, 2012 (a decrease of $96,621). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to stock based compensation costs which decreased to $271,804 in the period ending September 30, 2013, as compared to $413,273 in the period ending September 30, 2012.

In addition, during the three months ended September 30, 2013, we incurred research and development costs of $100,156 relating to the development of our stevia products compared to zero during the three months ended September 30, 2012.

During the three months ended September 30, 2013, we incurred related party rent and other costs totaling $31,950 compared to $39,517 incurred during the three months ended September 30, 2012 (a decrease of $7,567).

This resulted in a loss from operations of $833,424 during the three months ended September 30, 2013 compared to a loss from operations of $837,456 during the three months ended September 30, 2012.

During the three months ended September 30, 2013, we recorded total other income in the amount of $51,744, compared to total other expenses recorded during the three months ended September 30, 2012 in the amount of $28,016. During the three months ended September 30, 2013, we incurred interest expense of $41,346 compared to $28,016 incurred during the three months ended September 30, 2012 (an increase of $13,330). The increase in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $93,090 during the three months ended September 30, 2013. No such items were recorded during the three months ended September 30, 2012.

Six Months Ended September 30, 2013 and September 30, 2012

Our net loss during the six months ended September 30, 2013 was $1,680,985 compared to a net loss of $1,185,277 for the six months ended September 30, 2012 (an increase in net loss of $495,708). The increase in net loss during the six months ended September 30, 2013 compared to the six months ended September 30, 2012 is attributable primarily to higher research and development expenses as well as higher interest expense incurred in the 2013 period.  During the six months ended September 30, 2013 and 2012, respectively, we did not generate any revenue.

During the six months ended September 30, 2013, we incurred general and administrative expenses in the aggregate amount of $1,427,514 compared to $1,083,586 incurred during the six months ended September 30, 2012 (an increase of $343,928). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative expenses related to research and development costs which increased to $223,395 in the period ending September 30, 2013, as compared to $89,090 in the six months ending September 30, 2012.

During the six months ended September 30, 2013, we incurred related party rent and other costs totaling $73,100 compared to $66,450 incurred during the six months ended September 30, 2012 (an increase of $6,650).

This resulted in a loss from operations of $1,724,009 during the six months ended September 30, 2013 compared to a loss from operations of $1,239,126 during the three months ended September 30, 2012.

During the six months ended September 30, 2013, we recorded total other income in the amount of $43,024, compared to total other income recorded during the six months ended September 30, 2012 in the amount of $53,849. During the six months ended September 30, 2013, we incurred interest expense of $235,087 compared to $52,953 incurred during the six months ended September 30, 2012 (an increase of $182,134). The increase in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $278,111 during the six months ended September 30, 2013. In the 2012 period we recorded a gain on settlement of debt in the amount of $107,004.

Liquidity and Capital Resources

We have not yet received revenues from sales of products or services, and have recurring losses from operations. Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,855,022 as at September 30, 2013, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $1,459,714 at September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2013, we had total current assets of $637,208 which was comprised of cash of $551,318, security deposits of $2,500, prepaid expenses in the amount of $10,473, and an advance payment on related party lease of $72,917. Our total current liabilities as of September 30, 2013 were $1,492,676 represented primarily by accounts payable and accrued liabilities of $111,173, accounts payable to related party of $2,611, and derivative liability of $1,369,517. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 4 to our financial statements. As a result, on September 30, 2013, we had a working capital deficiency of $855,468.

As of September 30, 2013, our long term liabilities were $604,246, which consisted of convertible notes payable in the amount of $762,500, net of a discount of $158,254.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. After giving effect to the funds received in the recent equity and debt financings, we estimate as of September 30, 2013 we will have sufficient funds to operate the business for the next 6 months; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Recent Financings

On February 7, 2012, we entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor purchased $1,250,000 in common stock and convertible debentures from the Company over a twelve month period beginning on March 1, 2012.  Under the Subscription Agreement, the investor purchased an aggregate of (i) 625,000 shares of common stock and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of our common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms.). Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the three months ended June 30, 2013, the aggregate accrued interest due on these convertible debentures of $18,750 was converted into 20,816 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share.  As of September 30, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of September 30, 2013, the holders thereof would receive 693,773 shares of common stock.

On October 29, 2012, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. The balance due on these debentures at March 31, 2013 was $330,000. During the three months ended June 30, 2013, $192,500 of the debentures were converted into 427,778 shares of common stock, and the remaining balance due on these debentures at September 30, 2013 was $137,500.

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

Each of the purchasers under the Securities Purchase Agreement was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the Conversion Shares initially issuable to such purchaser pursuant to the Securities Purchase Agreement, totaling up to 1,000,000 shares of common stock (the “Warrant Shares”). The warrants had an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s common stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share. On March 6, 2013, the exercise price of all the warrants was reduced to $0.50.  On June 28, 2013, the exercise price of all of the warrants issued in the October 2012 financing was further reduced to $0.34.

On June 25, 2013, we entered into a Securities Purchase Agreement with three (3) investors for the sale of an aggregate of 3,676,472 shares of our common stock for total gross proceeds of $1,250,000 or a sales price of $0.34 per share.  The offering closed on June 28, 2013.  We incurred $112,500 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,137,500.  The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of our common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2013, net cash used in operating activities was $974,415 compared to net cash used in operating activities of $882,716 for the six months ended September 30, 2012. This increase was primarily attributable to the change in the fair value of the derivative liability. Net cash used in operating activities during the six months ended September 30, 2013 consisted primarily of a net loss of $1,680,985 and change in fair value of derivative liability of $278,111, offset by $693,902 related to stock-based compensation. Net cash used in operating activities during the six months ended September 30, 2012 consisted of a net loss of $1,185,277 and an increase of $197,917 related to an advance payment to a related party offset by $581,923 related to stock based compensation.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2013, net cash provided by financing activities was $1,133,250 compared to net cash provided by financing activities of $885,000 for the six months ended September 30, 2012. Net cash provided from financing activities during the six months ended September 30, 2013 was attributable to the sale of common stock and warrants in our offering closed in June 2013. Net cash provided from financing activities during the six months ended September 30, 2012 was attributable to the issuance of loans from third parties of $425,000 and the sale of common stock of $425,000 during the period, in each case under the Subscription Agreement.

Net Cash Used in Investing Activities

During the six months ended September 30, 2013 and 2012, no net cash was used in or provided by investing.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05 (Topic 830), “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)” (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This update is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission ( “ SEC ”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4.
Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended September 30, 2013 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of September 30, 2013:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff, but no specific progress has been made to improve our internal controls during the three months ended September 30, 2013.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (incorporated by reference to Exhibit 10.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: November 5, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (incorporated by reference to Exhibit 10.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.
†  These exhibits are being “furnished” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

