Form 10-Q
period 2013-12-31
Stevia First Corp.
filed 2014-02-14
CIK 1438943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

STEVIA FIRST CORP.
(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization )

5225 Carlson Rd.
Yuba City , CA	95993
(Address of principal executive offices)	(Zip Code)

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

As of February 13, 2014, there were 66,432,523 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended
December 31, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.
(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2013
(Unaudited)

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2013	2013
	(unaudited)
Assets
Current Assets
Cash	$1,831,189	$392,483
Security deposit	2,500	2,500
Prepaid expenses	9,306	9,073
Current portion of advance payment on related party lease	41,664	125,000
Total Current Assets	1,884,659	529,056

Advance payment on related party lease, net of current portion	-	10,417

Total Assets	$1,884,659	$539,473

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$166,510	$112,263
Accounts payable - Related Party	9,200	6,930
Accrued interest	-	9,375
Derivative liability	908,378	398,603
Total Current Liabilities	1,084,088	527,171

Convertible Notes Payable	625,000	955,000
Less discount	(78,788)	(374,592)
Convertible notes payable, net of discount	546,212	580,408
Total liabilities	1,630,300	1,107,579

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 65,587,012 and 55,659,102 shares issued and outstanding	65,587	55,659
Unvested, issued common stock	(165,471)	(157,500)
Additional paid-in-capital	7,254,302	3,707,772
Deficit accumulated during the development stage	(6,900,059)	(4,174,037)
Total stockholders' equity (deficit)	254,359	(568,106)
Total liabilities and stockholders' equity (deficit)	$1,884,659	$539,473

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					From July 1,
					2007
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	796,017	499,275	2,120,541	1,475,111	5,169,759
Rent and other related party costs	42,150	41,150	115,250	107,600	283,500
Research and development	219,436	132,888	545,821	329,728	1,282,241
Total operating expenses	1,057,603	673,313	2,781,612	1,912,439	6,735,500

Loss from operations	(1,057,603)	(673,313)	(2,781,612)	(1,912,439)	(6,735,500)

Other income (expenses)
Interest expense	(88,842)	(69,468)	(323,929)	(122,421)	(694,914)
Change in fair value of derivative liability	275,232	234,321	553,343	234,321	678,197
Cost of Offering	-	(78,458)	-	(78,458)	(78,458)
Cost to induce exercise of warrants	(173,824)		(173,824)		(173,824)
Gain on settlement of debt	-	-		107,004	107,004
Foreign currency translation	-	160	-	(42)	(2,564)
Net loss	$(1,045,037)	$(586,758)	$(2,726,022)	$(1,772,035)	$(6,900,059)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	62,513,640	53,843,290	58,859,776	52,922,599

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Deficit
				Unvested,	Accumulated
			Additional	Issued	During the
	Common Stock		Paid-in-	Common	Development
Description	Shares	Amount	Capital	Stock	Stage	Total

Balance- March 31, 2013	55,659,102	$55,659	$3,707,772	$(157,500)	$(4,174,037)	$(568,106)
Sale of common stock and warrants at $0.34 per unit, net of derivative value of warrants	3,676,472	3,676	(119,451)	-	-	(115,775)
Common stock issued upon exercise of options	700,000	700	215,300			216,000
Common stock issued upon exercise of warrants	4,676,472	4,677	1,819,828			1,824,505
Common stock issued upon conversion of notes payable	733,334	733	329,267	-	-	330,000
Common stock issued to employees and director, unvested	100,000	100	35,900	(7,971)	-	28,029
Common stock issued as payment of accrued interest	41,632	42	37,458	-	-	37,500
Cost to induce exercise of warrants			173,824			173,824
Extinguishment of derivative liabilities			185,907			185,907
Fair value of vested options	-	-	868,497	-	-	868,497
Net loss	-	-	-	-	(2,726,022)	(2,726,022)

Balance- December 31, 2013 (unaudited)	65,587,012	$65,587	$7,254,302	$(165,471)	$(6,900,059)	$254,359

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			From July 1, 2007
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013

Operating activities
Net loss	$(2,726,022)	$(1,772,035)	$(6,900,059)
Adjustments to reconcile net loss to net cash used in operating activities
expenses paid on behalf of the Company by third party	-	-	5,000
Stock based compensation	896,526	708,376	2,709,548
Gain on settlement of debt	-	(107,004)	(107,004)
Cost of Offering	-	78,458	78,458
Cost to induce exercise	173,824	-	173,824
Change in fair value of derivative liability	(553,343)	(234,321)	(678,197)
Amortization of debt discount	295,804	86,018	598,616
Cancellation of fees applied to option exercise price	-	-	-
Prepaid expenses	(233)	(24,961)	(9,306)
Advance payment on related party lease	93,753	(166,666)	(41,664)
Accrued interest	28,125	24,328	84,208
Accounts payable - related party	2,270	(1,330)	9,200
Accounts payable and accrued liabilities	194,247	143,894	497,510
Net cash used in operating activities	(1,595,049)	(1,265,243)	(3,579,866)

Financing activities
Proceeds from issuance of promissory notes	-		196,800
Proceeds from issuance of convertible notes, net	-	870,000	1,320,000
Proceeds from exercise of options	76,000	35,000	289,000
Proceeds from exercise of warrants, net	1,824,505	-	1,824,505
Proceeds from sale of common stock, net	1,133,250	425,000	1,783,250
Net cash provided by financing activities	3,033,755	1,330,000	5,413,555

Investing activities
Security deposit	-	(1,000)	(2,500)
Net cash used in investing activities	-	(1,000)	(2,500)

Net increase in cash	1,438,706	63,757	1,831,189

Cash and cash equivalent - beginning of period	392,483	532,206	-
Cash and cash equivalent - end of period	$1,831,189	$595,963	$1,831,189
Supplemental disclosure of cash flow information:			$-
Cash paid during the period for:
Interest	$-	$12,075	$12,075
Income taxes	$-	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,249,025	$-	$1,249,025
Cancellation of accounts payable applied to option exercise price	$140,000	$140,000	$336,000
Issuance of common stock upon conversion of convertible and promissory notes payable and accrued interest	$367,500	$133,254	$924,004
Fair value of beneficial conversion feature of convertible notes	$-	$-	$177,404
Fair value of warrants issued with convertible debentures, recognized as a note discount	$-	$500,000	$500,000
Loan (expenses paid on behalf of Company by third party)	$-	$-	$(5,000)
Extinguishment of warrant derivative	$185,907	$-	$185,907

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED DECEMBER 31, 2013
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

Liquidity

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,900,059 as at December 31, 2013, and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2013 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. After giving effect to the funds received in recent equity and debt financings, we estimate as of December 31, 2013 we will have sufficient funds to operate the business for the next 12 months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.  We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources in the near term.  Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of March 31, 2013 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2013. These financial statements should be read in conjunction with that report.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage enterprise pursuant to applicable guidance of the Financial Accounting Standards Board (“FASB”), and is devoting substantially all of its present efforts to establishing its business and has not produced any revenues from its operations .

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the fair value of shares issued for services, fair value of warrants issued in conjunction with convertible debentures, and assumptions used in the valuation of conversion features and derivative liabilities.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and March 31, 2013:

December 31, 2013

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$908,378	$-	$908,378

March 31, 2013

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$398,603	$-	$398,603

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. For the three and nine months ended December 31, 2013 and 2012, the calculations of basic and diluted loss per share are the same because inclusion of potential dilutive securities in the computation would have an anti-dilutive effect due to the net losses.

The potentially dilutive securities at December 31, 2013 consist of options to acquire 4,975,000 shares of the Company’s common stock, warrants to acquire 7,727,129 shares of common stock, and 693,773 shares of common stock potentially issuable under convertible note agreements.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05 (Topic 830), “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)” (“ASU 2013-11”) . ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This update is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Reclassification

In presenting the Company’s statement of operations for the three and nine months ended December 31, 2012, the Company previously presented $91,231 and $198,981, respectively, as general and administrative expenses. In presenting the Company’s statement of operations for the three and nine months ended December 31, 2013, the Company has reclassified these expenses to research and development.

3. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Subordinated unsecured convertible notes payable, interest at 6% per annum payable semi-annually (a)	$625,000	$625,000
Convertible notes payable (b)	-	330,000
Total convertible notes	625,000	955,000

Less: note discount	(78,788)	(374,592)
Convertible notes payable, net of note discount	$546,212	$580,408

(a)       On February 7, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor purchased an aggregate of (i) 625,000 shares of common stock at a purchase price of $1.00 per share and (ii) convertible debentures with an aggregate principal amount of $ 625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches over a 12 month period beginning on March 1, 2012, for proceeds to us of $ 250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. Each of these convertible debentures bears interest at the rate of 6.0 % per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the nine months ended December 31, 2013, the aggregate accrued interest due on these convertible debentures of $37,500 was converted into 41,632 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share. As of December 31, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of December 31, 2013, the holders thereof would receive 693,773 shares of common stock.

Upon the issuance of the convertible notes under the Subscription Agreement, the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and is being amortized over the life of the notes, the balance of which was $113,341 at March 31, 2013. During the nine months ended December 31, 2013, the Company recognized interest expense of $34,553 relating to the amortization of this discount, resulting in an unamortized balance of $78,788 as of December 31, 2013.

(b)       On October 29, 2012, we entered into a Securities Purchase Agreement with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000.  During the year ended March 31, 2013, $170,000 of these debentures were converted into shares of the Company’s common stock leaving a balance due on these debentures at March 31, 2013 of $330,000.  During the nine months ended December 31, 2013, the remaining debentures, totaling $330,000, were converted into 733,334 shares of common stock. As of December 31, 2013, there was no remaining balance due on these debentures and they have been cancelled in full.

Each of the investors was also issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares initially issuable to such investor upon conversion of the convertible debentures issued pursuant to the Securities Purchase Agreement, totaling up to 1,000,000 shares of common stock. The warrants had an initial exercise price of $0.70 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s common stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share. On March 6, 2013, the exercise price of all the warrants was reduced to $0.50.  On June 28, 2013, the exercise price of all of the warrants issued in the October 2012 financing was further reduced to $0.34.

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

The total cost to the Company of the transactions related to the Securities Purchase Agreement was $578,458, which includes placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for the these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the convertible debentures was recorded as a financing cost during the year ended March 31, 2013. The Company was amortizing the valuation discount to interest expense over the life of the convertible debentures. During the nine months ended December 31, 2013, the Company recognized interest expense of $261,251 relating to the amortization of this discount, resulting in an unamortized balance of $0 as of December 31, 2013.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the securities purchase agreements described in Notes 3 and 5 do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants issued pursuant to the securities purchase agreements have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2013, and as of March 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	December 31, 2013	At Date of Issuance	March 31, 2013
Exercise Price	$0.34-0.425	$0.40 - $0.60	$0.50
Stock Price	$0.42	$0.35	$0.45

Risk-free interest rate	..02-1.295%	2.52%	0.25%
Expected volatility	46.94%	78.7%	123.68%
Expected life (in years)	0.25-4.5 years	0.50 - 5.0 years	4.5 years
Expected dividend yield	0	0	0
Fair Value:	$908,378	$1,249,025	$398,603

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

At March 31, 2013, the fair value of the derivative liability of the warrants issued in conjunction with the convertible notes, as described in Note 3, was $398,603. During the nine months ended December 31, 2013, we recognized an additional derivative liability of $1,249,025 related to the issuance of additional warrants upon the sale of common stock on June 28, 2013, as described in Note 5.  During the three months ended December 31, 2013, the Company extinguished a portion of the derivative liability, with a fair value of 185,907, pursuant to the exercise of certain of the warrants, as described in Note 7. As of December 31, 2013 the derivative liability of all outstanding warrants was $908,378.  For the nine months ended December 31, 2013, the Company recorded a change in fair value of the derivative liability of $553,343.

5. EQUITY

Equity financing

On June 25, 2013, the Company entered into a Securities Purchase Agreement with three investors for the sale of an aggregate of 3,676,472 shares of the Company's common stock and warrants to purchase an aggregate of 11,029,416 shares of the Company’s common stock for total gross proceeds of $1,250,000, or a sales price of $0.34 per share.  The offering closed on June 28, 2013. The Company incurred $116,750 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,133,250. The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent related to the financing. The placement agent’s warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and the placement agent in the financing to be $1,249,025 at issuance based upon a weighted average Black-Scholes option pricing model. For financial statement purposes, the amount of the derivative liability created from the issuance of the warrants of $1,249,025 has been offset to the net cash proceeds received of $1,133,250, resulting in a net reduction of additional paid in capital of $115,775 resulting from the sale of the shares and warrants.

Common stock issued to employees

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's stock option and incentive plan (the “2012 Stock Incentive Plan”). These shares of common stock issued to employees and a director were valued based upon the market price of the Company’s common stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the nine months ended December 31, 2013, the Company amortized $80,604 of the fair value of the common stock as services were provided and recognized as stock compensation in the Company’ s statement of operations, and $76,896 remained unamortized as of the period then ended.

In July 2013, the Company issued 100,000 shares of its common stock to an employee of the Company vesting over a period of 31 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to employee were valued based upon the market price of the Company’s common stock at the date of grant for an aggregate fair value of $36,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the nine months ended December 31, 2013, the Company amortized $6,968 of the fair value of the common stock as services were provided and recognized as stock compensation in the Company’ s statement of operations, and $28,029 remained unamortized as of the period then ended.

6. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity under the 2012 Stock Incentive Plan for the period ended December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	2,275,000	$0.16
Granted	3,500,000	0.39
Exercised	(700,000)	0.31
Cancelled	(100,000)	0.42
Balance outstanding at December 31, 2013	4,975,000	$0.27
Balance exercisable at December 31, 2013	3,620,833	$0.26

At December 31, 2013, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, December 31, 2013	1,650,000	$0.10	$1.00
	200,000	$0.27	$0.27
	1,000,000	$0.32	$0.32
	300,000	$0.35	$0.35
	100,000	$0.36	$0.36
	1,600,000	$0.40	$0.40
	25,000	$0.42	$0.42
	100,000	$0.44	$0.44

	4,975,000

Exercisable, December 31, 2013	1,362,500	$0.10	$1.00
	83,333	$0.27	$0.27
	500,000	$0.32	$0.32
	75,000	$0.35	$0.35
	1,600,000	$0.40	$0.40
	3,620,833

During the nine months ended December 31, 2013, the Company granted 500,000 options to consultants and an employee that expire ten years after the date of grant, 100,000 of which vested immediately and 400,000 of which have a vesting period ranging from four months to twelve months.  In addition, the Company granted 3,000,000 options to consultants that expire three years after the date of grant, 2,000,000 of which vested immediately and 1,000,000 of which vest two months from the grant date. All such options were issued under the 2012 Stock Incentive Plan. Assumptions used in valuing stock options granted during the nine months ended December 31, 2013 are as follows: (i) volatility rate of between 46.94% and 78.7%, (ii) discount rate of between  0.25% and 0.63%, (iii) zero expected dividend yield, and (iv) expected life of 3 or 10 years for options granted to consultants based upon the contractual term of the options and an expected life of approximately 5 years for options granted to employees. For employees the expected life is the average of the term of the option and the vesting period. The aggregate fair value of the options granted during the nine months ended December 31, 2013, was approximately $760,000.

During the nine months ended December 31, 2013 and 2012, we expensed total stock-based compensation related to vesting stock options of $868,497 and $708,376, respectively, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2013 was $136,189. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The aggregate intrinsic value of all outstanding stock options at December 31, 2013, was $755,000.

7. WARRANTS

At December 31, 2013, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	1,080,000	$0.50
Granted	11,323,601	0.50
Exercised	(4,676,472)	0.41
Cancelled	-	$-
Balance outstanding at December 31, 2013	7,727,129	$0.41
Balance exercisable at December 31, 2013	7,727,129

The purchasers who entered into the Securities Purchase Agreement on October 29, 2012, described in Note 3, were issued warrants to purchase up to 1,000,000 shares of the Company’s common stock. The warrants had an initial exercise price of $0.70 per share, were exercisable immediately upon issuance and had a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50, and on June 28, 2013, the exercise price was further reduced to $0.34 per share. We also issued warrants to purchase up to 80,000 shares of the Company’s common stock to the placement agent in the offering. The placement agent’s warrants had an initial exercise price of $0.625 per share and a term of five years and are exercisable immediately. The exercise price of the placement agent warrants was reset to $0.50 on March 6, 2013. On June 28, 2013, the exercise price of the placement agent’s warrants was reduced to $0.34. During the current period ended December 31, 2013, the purchasers exercised all of their warrants and acquired 1,000,000 shares of the Company’s common stock at the then-effective exercise price of $0.34 per share, resulting in $340,000 in proceeds to the Company. All of the placement agent’s warrants remained outstanding as of December 31, 2013.

The purchasers who entered into the Securities Purchase Agreement on June 25, 2013, described in Note 5, were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and had initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance, and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

In November and December 2013, certain purchasers exercised some of their six-month warrants and acquired an aggregate of 314,000 shares of the Company's common stock at the then-effective exercise price of $0.50 per share, resulting in proceeds of $157,000 to the Company. On December 6, 2013, the Company offered the purchasers holding the remaining six-month warrants the right to exercise all of those warrants, for an aggregate of 3,362,472 shares of the Company’s common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.42 per share, so long as the exercise thereof occurred on or before December 9, 2013. All purchasers acted on the early exercise offer and the Company issued 3,362,472 shares of its common stock, resulting in proceeds of $1,327,504 to the Company. The Company determined that the modification of the exercise price of the warrants from $0.50 per share to $0.42 per share should be recorded as a cost to induce the exercise of the warrants. As such, the Company recognized the difference of $173,824 between the fair value of the warrants before and after the modification as a cost in the accompanying statement of operations for the nine months ended December 31, 2013.

In consideration of applicable guidance, the Company has determined that none of the warrants are considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterizes the fair value of these warrants as derivative liabilities (See Note 4). The aggregate intrinsic value of all of the outstanding warrants at December 31, 2013 was $78,459.

8.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2013, the Company had net operating loss carry forwards of approximately $6,900,059 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, Advance payment of related party lease, and is being amortized over the term of the lease of 24 months. During the nine months ended December 31, 2013, the Company recognized rent expense of $93,750 related to the Sutter Lease. As of December 31, 2013, the unamortized advance payment of the related party lease was $41,664.

Other related party lease obligations

Effective as of September 1, 2011, the Company entered into an unsecured lease agreement with One World Ranches LLC (“One World Ranches”), which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, for office and laboratory space located at 5225 Carlson Rd., Yuba City, CA 95993 for a term of five years expiring on September 1, 2016 at a rate of $1,000 per month. Effective as of January 1, 2012, the Company modified the lease agreement to provide for additional office and laboratory space for an additional $500 per month, for a total rental payment of $1,500 per month.

On April 23, 2012, the Company entered into a further lease agreement with One World Ranches, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California, which supersedes and replaces the prior lease (such current lease agreement, the “Carlson Lease”). The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, pursuant to which the Company leases an apartment, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, located at 33-800 Clark Avenue, Yuba City, California. This Company uses this apartment as an alternative to renting hotel rooms for management use since several of our managers are not resident in Yuba City. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the nine months ended December 31, 2013 and 2012 were $115,250 and $107,600, respectively.

10. COMMITMENTS

We have exclusive and worldwide rights to patents and patent applications obtained through a license agreement with Vineland Research and Innovations Centre, Inc. entered into in August 2012 and amended in October 2013 (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. The patents and patent applications relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of $50,000, all of which has been paid and recorded as expenses. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000. On October 10, 2013, we entered into an amendment to the Vineland License, pursuant to which Vineland agreed to license to us an additional patent application and to pay up to $50,000 in patent prosecution cost related to the new patent application.

11. SUBSEQUENT EVENTS

One holder exercised options to purchase 150,000 shares of the Company’s common stock in January 2014 at an exercise price of $0.10 per share. The Company received proceeds of $15,000 from this exercise.

In February 2014, convertible debentures in the amount of $625,000 and accrued interest of $1,562.50 were converted into a total of 695,511 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to Stevia First Corp., a Nevada corporation.

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

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our intended business; our ability to develop and bring our planned future products to market; market demand for our planned future products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our planned future products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013.

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

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a development stage exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” As a result of our management change, the addition of key personnel, and the lease of property for laboratory and office space and agricultural land in California, we abandoned our mining and exploration business and are pursuing a business as an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. We are in the early stages of establishing a vertically-integrated enterprise that controls the process of stevia extract production using biotechnological methods including fermentation, or using traditional farming, cultivation, and extraction from the stevia plant, and which also develops, markets, and sells stevia consumer products.

Our common stock is currently quoted on the OTC Markets Group’s OTCQB tier under the symbol “STVF.” No shares of our common stock traded until March 5, 2012 and there is only a limited trading market for our common stock.

Plan of Operations

We have not yet generated or realized any revenues from our business operations. In its report on our annual financial statements for the fiscal year ended March 31, 2013, our independent auditor included an explanatory paragraph regarding concerns about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations. We do not expect to generate cash from our operations for the foreseeable future. The continuation of our business is dependent upon our ability to obtain loans, sell securities to new and existing investors or pursue alternative means of raising the capital we need to operate our business, which could include strategic or licensing transactions or other similar arrangements.

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

We have begun development of a stevia consumer product utilizing stevia extract purchased from other suppliers until we are able to produce our own stevia extract. Operations related to stevia product development include the formulation and testing of a stevia tabletop sweetener. We initiated consumer product testing in 2013. Assuming favorable results from our consumer product testing efforts, we would expect to release our planned tabletop sweetener product and generate revenues from this proposed product as soon as the 2014 calendar year. We expect additional expenses related to this development work to be approximately $30,000, costs for initial manufacturing runs and distribution of the product to be approximately $20,000, and that each of these activities would be funded internally.

Our present operations primarily consist of research and development related to stevia extract production through use of biotechnology or fermentation, including the directed conversion of steviol, undesirable steviol glycosides, or low-cost substrates to high-value and desirable steviol glycosides such as Rebaudioside A (“Reb A”) that are sweet and normally present within the stevia leaf. Operations related to production of stevia extract through fermentation include microbial strain development and enzyme characterization work. Prior to the launch of these stevia products, we will need to achieve certain operational milestones, including but not limited to further microbial strain development and fermentation process development and optimization, work which we currently estimate to cost $100,000. Assuming our research and development efforts are successful, we would seek manufacturing capacity with contract manufacturers and regulatory approvals for products developed using these methods, which we currently estimate would cost $750,000. Assuming our research and development and regulatory approval efforts are successful, we expect the first revenues on sales of products resulting from use of our biotechnological or fermentation work could occur in 2014. However, we may require additional funding from our stockholders and/or other qualified investors, lenders or other third parties in order to complete these milestones, and initial commercialization as described will also require the availability of contract manufacturing capacity on desirable terms from outside companies. We may be unsuccessful in our development and commercialization of stevia extracts using biotechnology or fermentation methods, and may never commercialize any related product, generate revenue, or become profitable.

To a lesser extent, our present operations also consist of pursuing traditional industry means of stevia extract production, including stevia crop cultivation, harvest, and extraction of steviol glycosides from the stevia leaf. Operations related to production of stevia extract through traditional means include establishing stevia field trial production outputs, and development and scale-up of stevia leaf extraction and processing methods, work which we currently estimate will cost $175,000 and which we expect to be ongoing in 2014. Provided research and development is successful, and we still plan to pursue traditional industry means of stevia extract production, we would seek to expand stevia leaf production through contract stevia growers, seek contract processing capacity with operators of extraction facilities, and obtain any necessary regulatory approvals for these stevia extracts and processing facilities, work which we currently estimate to cost $250,000. If these efforts prove successful, we expect the first revenues on sales of California stevia extract could occur in 2014. However, we will require additional funding from our stockholders and/or other qualified investors, lenders or other third parties in order to complete these milestones, and initial commercialization of California stevia extract as described will require the participation of local growers and the availability of contract extraction facilities on desirable terms. We may be unsuccessful in our development and commercialization of stevia extracts using traditional industry means, and may never commercialize any related product, generate revenue, or become profitable.

Over the 12 months following the date of this report, we expect to continue to review potential acquisitions and alliances, and to increase the scale of research and development operations as capital and other resources permit. As of February 13, 2014, we had 6 full-time employees. Total expenditures over the 12 months following December 31, 2013, are expected to be approximately $1,500,000. As of December 31, 2013, we expect to have sufficient funds to operate our business for at least one year. Our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. We will need to raise additional capital to pursue our plan of operations as described. We expect to continue to seek funding from our stockholders and/or other qualified investors, lenders or other third parties in order to pursue our business plan, but we do not have any arrangements in place for any future financing and sources of additional funds may not be available when needed on acceptable terms or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Recent Events

On June 25, 2013, we entered into a Securities Purchase Agreement with three investors for the sale of an aggregate of 3,676,472 shares of our common stock and warrants to purchase up to an aggregate of 11,029,416 shares of our common stock, for gross proceeds as of the initial issuance of such securities of $1,250,000. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively.  We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing, which have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.  During the three months ended December 31, 2013, certain purchasers exercised some of their six-month warrants and acquired an aggregate of 314,000 shares of our common stock at the then-effective exercise price of $0.50 per share, resulting in proceeds to us of $157,000.  On December 6, 2013, we offered the purchasers holding the remaining six-month warrants the right to exercise all of those warrants, for an aggregate of 3,362,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.42 per share, so long as the exercise thereof occurred on or before December 9, 2013.  All purchasers acted on the early exercise offer and we issued 3,362,472 shares of our common stock, resulting in proceeds to us of $1,327,504.  As of December 31, 2013, all of the nine-month and five-year warrants issued to investors in the financing remained outstanding. See the more fulsome description of June 2013 financing in Notes 5 and 7 of the unaudited condensed financial statements included in this Quarterly Report.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended December 31, 2013 and December 31, 2012

Our net loss during the three months ended December 31, 2013 was $1,045,037 compared to a net loss of $586,758 for the three months ended December 31, 2012 (an increase in net loss of $458,279). The increase in net loss during the three months ended December 31, 2013 compared to the three months ended December 31, 2012 is attributable primarily to higher consulting and professional fees  incurred in the 2013 period.   During the three months ended December 31, 2013 and 2012 we did not generate any revenue.

During the three months ended December 31, 2013, we incurred general and administrative expenses in the aggregate amount of $796,017 compared to $499,275 incurred during the three months ended December 31, 2012 (an increase of $296,742). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs during the 2013 period relates to consulting and other professional fees , which increased to $372,246 in the period ending December 31, 2013, as compared to $65,700 in the period ending December 31, 2012, an increase of $306,546.

In addition, during the three months ended December 31, 2013, we incurred research and development costs of $219,436 relating to the development of our stevia products, compared to $132,888 during the three months ended December 31, 2012 (an increase of $86,548). This increase was primarily attributable to increased research efforts during the 2013 period.

During the three months ended December 31, 2013, we incurred related party rent and other costs totaling $42,150 compared to $41,150 incurred during the three months ended December 31, 2012 (an increase of $1,000).

This resulted in a loss from operations of $1,057,603 during the three months ended December 31, 2013 compared to a loss from operations of $673,313 during the three months ended December 31, 2012.

During the three months ended December 31, 2013, we recorded total net other income in the amount of $12,566, compared to total net other income recorded during the three months ended December 31, 2012 in the amount of $76,525 (a decrease of $63,959). During the three months ended December 31, 2013, we incurred interest expense of $88,842 compared to $69,468 incurred during the three months ended December 31, 2012 (an increase of $19,374). The increase in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $275,232 during the three months ended December 31, 2013 compared to a gain of $234,321 for the three months ended December 31, 2012, an increase of $40,911. We also recorded an expense in the amount of $173,824 related to the reduction in the exercise price of certain warrants that were exercised during the three months ended December 31, 2013.  No such item was recorded during the three months ended December 31, 2012.

Nine Months Ended December 31, 2013 and December 31, 2012

Our net loss during the nine months ended December 31, 2013 was $2,726,022 compared to a net loss of $1,772,035 for the nine months ended December 31, 2012 (an increase in net loss of $953,987). The increase in net loss during the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 is attributable primarily to higher research and development expenses as well as higher consulting and professional fees incurred in the 2013 period.   During the nine months ended December 31, 2013 and 2012 we did not generate any revenue.

During the nine months ended December 31, 2013, we incurred general and administrative expenses in the aggregate amount of $2,120,541 compared to $1,475,111 incurred during the nine months ended December 31, 2012 (an increase of $645,430). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The increase in general and administrative expenses was mainly related to consulting and professional fees totaling $585,384 during the nine months ended December 31, 2013, compared to $206,335 during the three months ended December 31, 2012, an increase of $379,049.  In addition, our stock based compensation expense increased to $718,448 during the 2013 period, from $575,915 during the 2012 period, an increase of $142,533.  Our accounting and audit expenses also increased from $36,591 during the nine months ended December 31, 2012 to $169,114 during the nine months ended December 31, 2013, an increase of $132,523.

During the nine months ended December 31, 2013, we incurred research and development costs of $545,821 relating to the development of our stevia products compared to $329,728 during the nine months ended December 31, 2012, an increase of $216,093. These costs included stock based compensation of $178,078 during the 2013 period, compared to $127,461 during the 2012 period, an increase of $50,617.

During the nine months ended December 31, 2013, we incurred related party rent and other costs totaling $115,250 compared to $107,600 incurred during the nine months ended December 31, 2012 (an increase of $7,650).

This resulted in a loss from operations of $2,781,612 during the nine months ended December 31, 2013, compared to a loss from operations of $1,912,439 during the nine months ended December 31, 2012.

During the nine months ended December 31, 2013, we recorded total net other income in the amount of $55,590, compared to total net other income recorded during the nine months ended December 31, 2012 in the amount of $140,404 (a decrease of $84,874). During the nine months ended December 31, 2013, we incurred interest expense of $323,929 compared to $122,421 incurred during the nine months ended December 31, 2012 (an increase of $201,508). The increase in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $553,343 during the nine months ended December 31, 2013 compared to a gain of $234,321 for the nine months ended December 31, 2012, an increase of $319,022. We also recorded an expense in the amount of $173,824 related to the reduction in the exercise price of certain warrants that were exercised during the nine months ended December 31, 2013. No such item was recorded during the three months ended December 31, 2012.  In the 2012 period we recorded a gain on settlement of debt in the amount of $107,004. No such item was recorded during the nine months ended December 31, 2013.

 Liquidity and Capital Resources

We have not yet received revenues from sales of products or services, and have recurring losses from operations. Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,900,059 as at December 31, 2013, and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2013, we had total current assets of $1,884,659 which was comprised of cash of $1,831,189, security deposits of $2,500, prepaid expenses in the amount of $9,306, and an advance payment on related party lease of $41,664. Our total current liabilities as of December 31, 2013 were $1,084,088, represented primarily by accounts payable and accrued liabilities of $166,510, accounts payable to a related party of $9,200, and derivative liability of $908,378. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 4 to our unaudited condensed financial statements included herein. As a result, on December 31, 2013, we had working capital of $800,571.

As of December 31, 2013, our long term liabilities were $546,212, which consisted of convertible notes payable in the amount of $625,000, net of a discount of $78,788.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. After giving effect to the funds received in the recent equity and debt financings, we estimate as of December 31, 2013 we will have sufficient funds to operate the business for the next 12 months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.  We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources in the near term.  Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Recent Financings

On February 7, 2012, we entered into a Subscription Agreement (the “Subscription Agreement”) with one investor in a private placement, pursuant to which such investor purchased an aggregate of (i) 625,000 shares of common stock at a purchase price of $1.00 per share and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches over a 12 month period beginning on March 1, 2012, for proceeds to us of $250,000 per tranche. The conversion price of the common stock underlying each of the convertible debentures is subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of our common stock. The entire principal balance of each debenture is due and payable three years following its date of issuance unless earlier redeemed by us in accordance with its terms. Each of these convertible debentures bears interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. During the nine months ended December 31, 2013, the aggregate accrued interest due on these convertible debentures of $37,500 was converted into 41,632 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share.  As of December 31, 2013, all $625,000 of these convertible debentures were outstanding. If the outstanding principal on all of the convertible debentures issued pursuant to the Subscription Agreement were converted into common shares, as of December 31, 2013, the holders thereof would receive 693,773 shares of common stock.

On October 29, 2012, we entered into a Securities Purchase Agreement with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. During the nine months ended December 31, 2013, $330,000 of the debentures, representing the full amount of the balance due thereon, was converted into 733,334 shares of common stock. As of December 31, 2013, there was no remaining balance due on these debentures and they have been cancelled in full. The investors party to the Securities Purchase Agreement were also issued warrants to purchase an aggregate of 1,000,000 shares of our common stock. The warrants had an initial exercise price of $0.70 per share, which was subsequently reduced to $0.34 per share as set forth in the adjustment provisions of the warrants, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s common stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share, which was also subsequently reduced to $0.34 per share as set forth in the adjustment provisions of the warrants. During the three months ended December 31, 2013, the investors exercised all of their warrants and acquired 1,000,000 shares of our common stock at the then-effective exercise price of $0.34 per share, resulting in $340,000 in proceeds to us. All of the placement agent’s warrants remained outstanding as of December 31, 2013.

On June 25, 2013, we entered into a Securities Purchase Agreement with three investors for the sale of an aggregate of 3,676,472 shares of our common stock for total gross proceeds of $1,250,000 or a sales price of $0.34 per share.  The offering closed on June 28, 2013.  We incurred $112,500 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,137,500.  The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to an aggregate of 11,029,416 shares of our common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to the placement agent related to the financing. The placement agent warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.  During the nine months ended December 31, 2013, warrants to acquire 3,676,472 of our common stock were exercised, resulting in net proceeds to the Company of $1,484,504. See the description under the heading “—Recent Events” in this management’s discussion and analysis for further information.

During the nine months ended December 31, 2013, the holders of options to purchase 700,000 shares of the Company’s common stock were exercised at an average exercise price of $0.31 per share.  We received proceeds of $216,000 as a result of these exercises.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2013, net cash used in operating activities was $1,595,049 compared to net cash used in operating activities of $1,877,580 for the nine months ended December 31, 2012. This decrease was primarily attributable to the change in the fair value of the derivative liability. Net cash used in operating activities during the nine months ended December 31, 2013 consisted primarily of a net loss of $2,726,022 and change in fair value of derivative liability of $553,343, offset by $896,526 related to stock-based compensation. Net cash used in operating activities during the nine months ended December 31, 2012 consisted of a net loss of $1,772,035, a change in fair value of derivative liability of $234,321 and an increase of $166,666 related to an advance payment to a related party offset by $708,376 related to stock based compensation.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2013, net cash provided by financing activities was $3,033,755 compared to net cash provided by financing activities of $1,330,000 for the nine months ended December 31, 2012. Net cash provided from financing activities during the nine months ended December 31, 2013 was attributable to $1,133,250 from the sale of common stock and warrants in our offering closed in June 2013 and $1,824,505 from the exercise of a portion of those warrants. Net cash provided from financing activities during the nine months ended December 31, 2012 was attributable to the issuance of loans from third parties of $870,000 and the sale of common stock of $425,000 during the period, in each case under the Subscription Agreement.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2013 and 2012, no net cash was used in or provided by investing.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”), whereas the value of the award is measured on the date of grant and recognized over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2013 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05 (Topic 830), “Foreign Currency Matters” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) “Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force)” (“ASU 2013-11”). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This update is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2013, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended December 31, 2013 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, we continue to consider ways to address each of the material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as time and other resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of December 31, 2013:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended December 31, 2013, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with efforts to remediate the weaknesses described above, but no specific progress has been made to improve our internal controls during the three months ended December 31, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could harm our business.  We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 20, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, the Company issued 20,816 shares of its common stock as payment for $18,750 in interest accrued under outstanding convertible debentures issued pursuant to the Subscription Agreement. Pursuant to the terms of such convertible debentures, the Company may elect to make interest payments through the issuance of shares of its common stock valued at the applicable conversion price. The shares of common stock issued to the holder of convertible debentures have not been registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The convertible debenture holder has represented that it is an accredited investor as defined by the rules and regulations under the Securities Act and that it is acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1
Offer Letter to Series B Warrant holders dated December 6, 2013 (incorporated by reference to Exhibit 4.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013)

10.1
Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (incorporated by reference to Exhibit 10.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013)

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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: February 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Offer Letter to Series B Warrant holders dated December 6, 2013 (incorporated by reference to Exhibit 4.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013)

10.1
Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (incorporated by reference to Exhibit 10.1 to Stevia First Corp.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2013)

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