Form 10-K
period 2014-03-31
Stevia First Corp.
filed 2014-06-30
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18,186,584, based on the closing price of $0.35 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 27, 2014, there were 67,106,570 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. The forward-looking statements contained in this annual report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict, any of which could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to obtain additional land suitable for stevia planting and to successfully cultivate stevia in the land we have currently obtained in California’s Central Valley; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors discussed under the heading “Risk Factors” and elsewhere in this annual report. Except as required by law, we do not undertake any obligation to revise or update any forward-looking statement for any reason.

Unless the context otherwise requires, all references to “we,” “our,” “us” and the “Company” in this annual report refer to Stevia First Corp., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this annual report are the property of their respective owners.

PART I

Item 1. Business

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.

Business Overview

The 21st century to date has seen a focus on health and sustainability and related trends, including efforts to reduce sugar consumption. At the same time, new technologies that combine software with the life sciences, often through biotechnology, are becoming more widely available and accessible to researchers. Through our focus on harnessing these new technologies and applying them to the development of products in the sugar reduction and health and sustainability fields, we believe we have the potential to build a rapidly growing business that commercializes stevia and other related products across diverse end markets.

We are developing our operations as an agricultural biotechnology company and currently devote most of our resources to research and development for our proposed commercial products. As of the end of our March 31, 2014 fiscal year, we had not generated or realized any revenues from our business operations, and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had net losses for the year ended March 31, 2014 of $4,152,824, and we had an accumulated deficit as of March 31, 2014 of $8,326,861. As described in more detail elsewhere in this annual report, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our Approach: Breakthrough Technologies for Stevia and Beyond

We are an agricultural biotechnology company that is developing proprietary fermentation technologies for production of stevia, an alternative sweetener that is enabling sugar reduction on a global scale. We intend to further develop these production methods and commercialize them at an industrial scale in order to sell stevia extract directly to multinational food, beverage, and ingredient companies. We hope to capitalize on California’s agricultural, technological, and economic infrastructure in order to become a premier global supplier of stevia. We are also performing research and development on a diverse array of topics, including artificial intelligence, aimed at enhancing our fermentation techniques and production methods. Through these ongoing research and development efforts and generation of new data and intellectual property, we aim to develop related product applications and technologies that could provide additional commercial opportunities related to stevia production and in the broader health and sustainability industries.

Our primary research and development operations are in California, with work performed internally by our scientific team and through a network of scientists and engineers who serve as our consultants. Our research and development activities are intended to harness “breakthrough technologies”, which we define as technologies that often did not exist as recently as a decade ago but have now become available and widely accessible and have the potential to provide solutions and commercial opportunity across diverse end markets and industries. We focus on breakthrough technologies that lie at the intersection of software and the life sciences within the biotechnology field.

Through our use of these breakthrough technologies, we are developing the following proprietary technologies related to stevia production and beyond:

•	Fermentation technologies for stevia, through enzymatic enhancement and microbial fermentation, which we believe have the potential to dramatically increase the global supply of stevia extract while producing it at lower cost;

•	Extraction and purification methods for stevia, including process control systems that could be implemented at facilities in California and could set new industry standards for energy efficiency, conservation of water, and environmental safety;

•	Artificial intelligence and machine learning algorithms, which could enable us to improve and optimize multiple process variables simultaneously that are critical to our stevia production methods, and which are also currently being employed by third parties for more general applications in the life sciences fields, including genomics analysis related to human health;

•	Agricultural drones, particularly for a unique stevia application involving the interruption of its photoperiod by overnight illumination with LED lights, which has been shown in a laboratory setting to more than double the yield of stevia plants.

In order to capitalize on the research and development efforts described above, we intend to build and integrate commercial operations that provide us the ability to either directly sell products and services or pursue indirect sales through strategic research or marketing partnerships or other relationships. Our primary commercial efforts are directed at vertical integration of stevia operations and development and commercialization of stevia extract products. We are also pursuing, as a secondary focus, potential opportunities related to development and sales of research products, which are branded as SF Biosciences and began initial operations in 2014, and which we believe is a natural outgrowth of our focus on harnessing breakthrough technologies to develop novel research and development tools.

Our long-term business goals include developing and building the following commercial operations in order to capitalize upon our research and development activities and proprietary technologies related to stevia production and beyond:

•	A stevia sales and distribution business, with access to stevia production capacity sufficient to provide adequate supply for stevia product sales in the business-to-business market and for our use as starting material in an enzymatic enhancement process using fermentation;

•	A stevia extraction and purification facility and local grower network, to be built in California and financed and operated through our recently formed subsidiary SF Pure, and which upon completion is expected to have annual capacity for production of at least 150 tons of stevia extract and provide the Company with what we believe will be the first fully integrated stevia operations in California; and

•	A research products business, to be branded as SF Biosciences, which will manufacture and sell research products and operate a global distribution network for such research products.

In furtherance of these long-term business goals, we expect to focus on the following activities during the remainder of calendar year 2014 and calendar year 2015:

•	Conducting additional research and development activities to advance our proprietary technologies for stevia production and explore related uses of these technologies for product applications across diverse end markets;

•	Initiating our stevia fermentation process at industrial scale and as a commercial process, either through internal facilities, a contract manufacturer, or a strategic partner, and obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in order to market and sell our first commercial product, a high purity stevia extract;

•	Acquiring rights to and beginning to integrate and grow a stevia sales and distribution business, including developing relationships with multinational customers and adding new marketing and sales support;

•	Designing, building and operating a stevia extraction and purification facility in California through SF Pure and forming a local stevia grower network to support stevia leaf production in California;

•	Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our research and development efforts; and

•	Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our Operations

Our present operations consist of research and development efforts focused on harnessing breakthrough technologies for stevia production and additional applications, combined with business operations that seek to develop and commercialize stevia products and other commercial applications including research tools. We have located our headquarters and most of our current operations in California’s Central Valley, which produces more than $13 billion worth of food products annually, in order to take advantage of its ideal combination of land-base, climate and agro-industrial expertise and infrastructure. The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” in Item 7 of this annual report.

Research and Development Operations

We currently employ four full-time Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and have retained five additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, and workshop, and a diverse array of equipment, including bioreactors, laboratory automation setups, pilot processing units, and other equipment related to agriculture, molecular biology, bioinformatics, analytical chemistry, process engineering, and food science.

During the next 12 months, we intend to devote the majority of our operational focus to our stevia-related research and development efforts. We are planning for total research and development expenditures of $1,000,000 or more in the next 12 months, however these plans are dependent on additional funding being available on acceptable terms. These activities include scale-up of our stevia fermentation process, demonstration of agricultural drone technology for enhanced stevia leaf yields, demonstration of microbial fermentation for production of stevia without the stevia leaf, and discovery and process development related to next-generation stevia sweeteners. As we advance technologies for stevia production we have discovered that these technologies have applications beyond stevia. As a result, during the next 12 months we intend to direct some research and development resources, as a secondary focus, to artificial intelligence, machine learning, and exploring additional technologies and tools, such as cell media development, that could be used for our fermentation processing and additional applications, including, for instance, tissue engineering and 3-D bioprinting. We expect to develop more specific technical milestones and product applications resulting from this work in late 2014.

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply novel technologies to stevia production and other applications more quickly, efficiently and effectively than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “—Intellectual Property” below for a further discussion.

Proposed Arrangements with Qualipride

Additionally, in 2014, we entered discussions regarding certain partnership and collaboration arrangements with Qualipride International (“Qualipride”), a significant stevia supplier based in China with reported access to annual stevia supply greater than 2,000 metric tons, and whose management has acted in an advisory capacity to Stevia First since 2012. In May 2014, we entered into a non-binding term sheet with Qualipride for definitive agreements that are intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, obtaining an exclusive license outside China to use their proprietary methods for stevia extraction and purification, and forming the SF Pure subsidiary to design and construct stevia processing facilities in California using Qualipride’s proprietary designs. Certain commercial operations pursuant to this arrangement including the construction of stevia processing facilities will be managed by SF Pure, an operating subsidiary of Stevia First that will be 30% owned by Qualipride. Pursuant to the arrangement SF Pure must be financed with at least $2.55 million prior to July 2015. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing. The definitive arrangements and structure for these operations have not been formalized yet, and as a result, there is not presently any binding relationship between us and Qualipride. Even upon entering into any necessary binding contracts, Qualipride and their affiliated suppliers and equipment providers are mostly private companies based in China, and so it may be difficult to enforce these contracts. In addition, there are other risk factors that apply to these proposed arrangements and commercial operations that may influence our ability to achieve expected milestones within the timeframes provided or at all. See “Risk Factors” below for a further discussion.

Commercial Operations

Our present business operations are primarily directed at industrial production of stevia and achieving sales of stevia products to multinational food, beverage, and ingredient companies. Although we previously planned to market our own stevia products directly to consumers, we have determined instead to focus our efforts and resources on commercialization through partnerships with multinational food and beverage and ingredient companies and other large commercial purchasers of stevia. We have also recently initiated a research products business, which we own and operate but which is branded as SF Biosciences, which will provide a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of stevia extract production through our enzyme enhancement process that uses fermentation. We will need to achieve additional operational milestones in order to pursue this process at industrial scale, including, without limitation, additional process development and optimization, additional scale-up for commercial production, regulatory approvals for processing facilities, securing customer orders, securing adequate supply of low-grade stevia extract to use as starting material or feedstock, and regulatory approvals for our first stevia product, a high purity stevia extract. We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $400,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner and more if we commercialize the product internally. We are currently targeting initial annual production capacity of 200 tons of high purity stevia extract using these processes, and we currently estimate these milestones could be achieved and required regulatory approvals could be obtained as early as late 2014.

We plan to launch a sales and distribution business pursuant to the proposed terms of our arrangements with Qualipride, where Qualipride would transfer to us its existing stevia customer relationships and we would integrate Qualipride’s sales and distribution business with our current operations, including obtaining any necessary financing to adequately capitalize the business and to source inventory to fill customer orders. We intend to leverage this sales and distribution business with our current California operations to provide North American sales, marketing, quality control, and applications support and to provide a selling avenue for stevia products we make using our proprietary fermentation methods. We expect initial efforts to integrate the sales and distribution business and purchase inventory to fulfill initial customer orders may require initial capitalization by us of approximately $500,000, which will require additional debt or equity financing, and which may require the Company to manage and conduct certain operations in China, either directly or through a subsidiary.

We are planning to design and construct one or more stevia processing facilities in California that can produce at least 150 tons of stevia extract annually, and also have the flexibility to support additional production capacity that could be used to produce stevia using our proprietary fermentation methods. We intend to finance and build these facilities through our subsidiary, SF Pure. We plan to use the latest methods and equipment for stevia extraction and purification that have been developed by Qualipride. We expect to receive an exclusive license to use these methods outside of China from Qualipride and to collaborate with their staff to procure necessary equipment. We intend to build upon these methods in order to construct a California facility that is technologically advanced and could lead the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, and we currently estimate design and construction will cost $4,000,000 or more and span 10-14 months. We do not intend to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing or other similar means on favorable terms. Related to the construction of this facility, we also plan to pursue additional stevia field trials and field operations in California in fiscal 2015, in order to help build and coordinate a network of local growers who can provide adequate leaf supply to fill the capacity of the facility. We ultimately aim for this grower network to include 1,000 acres or more of local leaf production that will be managed and financed primarily by local growers in California’s Central Valley.

Our commercial operations also include our research products business, which entails our commercialization of research products and tools that we develop and use in our stevia production activities. We initiated these operations in 2014 through the brand name SF Biosciences. In May 2014 we acquired certain assets and customer relationships and certain rights to molecular biology research products to facilitate the initiation of this research products business, and in May 2014 we commenced operations with initial sales of research products. We expect to spend approximately $50,000 on additional sales and marketing efforts for these research products during the remainder of 2014.

About Stevia

Stevia rebaudiana, popularly known as the stevia plant, is a small green plant from the chrysanthemum family with leaves that can taste 30 times sweeter than sugar. Stevia has been used and cultivated widely in Japan and China since the 1970s and has gained popularity in the United States following the issuance of the FDA’s first no objection letter in December 2008, which granted GRAS status to various Rebaudioside A (“Reb A”) extracts, or steviol glycoside extracts, including those of 97% Reb A purity (referred to as “Reb A 97”) and 95% purity (referred to as “Reb A 95”), which permitted the use of stevia as sweeteners in food and beverages in the United States. Today’s second largest market globally for high-intensity sweeteners, the European Union, adopted regulations to approve stevia extract for use in November 2011.

Stevia leaves contain more than 30 steviol glycosides, which taste sweet but have no calories, although the taste properties of only 10 to 15 of these compounds are well characterized today. These steviol glycosides can be 30 times sweeter than sugar when in raw form and 200 to 300 times sweeter than sugar in refined form. They are heat-stable, pH-stable, and do not induce a glycemic response when ingested, making them attractive as natural sweeteners to diabetics and others on carbohydrate-controlled diets. The steviol gylocoside compound Reb A is the most commonly used as a commercial product, due to its relatively good taste and abundance within the stevia leaf. In most stevia extract commercial products, Reb A is extracted from the stevia leaves and then purified to 95%, 97% or greater purity for use in food and beverages.

Stevia is generally commercialized in four forms: dry leaf, concentrated liquid, pulverized leaves or white concentrated powder. Each form has different properties and preferred uses and different sweetness and taste profiles. To produce Reb A, the white concentrated powder is refined into crystals that are 200 to 300 times sweeter than sugar. The cost of producing or acquiring stevia in dry leaf form currently accounts for an estimated 70% of the costs involved in traditional stevia extract production.

The Trend of Sugar Reduction and the Market for Stevia

While still widely used, over-consumption of the traditional nutritive sweeteners sugar and HCFS carries risks. It is believed that the increased consumption of sugar and HCFS, which have similar caloric content, has contributed to increased rates of obesity, diabetes and other health-related issues. In particular, HCSF has been cited as a contributor to increasing rates of obesity due to its high percentage of fructose, which, unlike glucose, does not trigger the release of appetite suppressing endorphins when metabolized in the human body. Also, in addition to the increased concern about adverse health effects, there is a separate concern about a looming shortfall in the world’s sugar supply, reflected by the rise in the price of sugar from about $0.10 per lb. to more than $0.60 per lb. over the last 10 years, although it has since decreased from such peak levels. All of these concerns have stimulated a global demand in recent years for alternatives to sugar and HCFS.

Stevia represents a growing category of zero-calorie, high-intensity sweetener that is found in nature within the stevia plant. Stevia extracts measure zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic index diet. In addition, the ability of stevia extracts to remain stable under heat permits them to be utilized in baked, cooked and processed foods. Reb A, the commercial form of stevia, is increasingly being used in food and beverage applications. Because Reb A is heat, light and pH stable, it can be used in applications where some other artificial sweeteners cannot. Additionally, its taste is closer to sugar than other sweeteners currently available, which could provide Reb A with significant advantages in certain applications.

We expect greater awareness of the relationship between diet and health will support an increasing demand for products across all categories that offer nutritional and health benefits. In particular, we expect the food and beverage segment in the United States and worldwide to experience growth in demand for alternative sweeteners due to increasing public awareness about the risks of sugar and sugary beverage consumption. A Credit Suisse report published in September 2013 titled “Sugar: Consumption at a Crossroads” indicates that, while medical research has not proven conclusively that sugar is the leading cause of obesity, diabetes type II or metabolic syndrome, the balance of medical research studies are coalescing around this conclusion. According to this report, in the U.S. alone, healthcare costs tied to diabetes type II are estimated at $140 billion, compared to $90 billion for tobacco-related healthcare costs. The same report also concluded that the most likely outcome over the next 5-10 years will be a significant reduction in sugar consumption and a marked increase in the role of high-intensity natural sweeteners, such as stevia. In addition, draft guidelines proposed by the World Health Organization in March 2014 encourage the consumption of less than 5% of total daily caloric intake from sugars, which is less than the amount found in a single can of regular soda. Due to these and other factors, growth in traditional carbonated soft drink sales are expected to remain flat (or decline slightly), while demand for non-sugar enhanced beverages is expected to rise. Stevia extracts have played a significant role in new product development in this category to date.

We also believe that the market for stevia compared to other non-nutritive artificial sweeteners will benefit from a consumer belief that all-natural products are healthier than artificial products, particularly in the case of certain artificial high-intensity sweeteners that have been subject to consumer health risk concerns. A Harris Poll in 2008 found that three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, an August 2008 survey by IFIC Food and Health reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin. Consumers are increasingly demanding healthier and more nutritious food and beverage products. Products with excessive levels of sugar and high fructose corn syrup are increasingly being shunned, as are those fortified with synthetic or artificial low-calorie sweeteners. As a result, lower calorie products with natural ingredients, such as stevia’s all-natural, zero-calorie sweetener alternative, are increasingly in demand.

Growth in Products Containing Stevia

According to Mintel, there was a 400% increase globally in new stevia-based products between 2008 and 2012. According to an August 2009 Mintel report “Stevia and other Natural Sweeteners,” more than 115 new food and beverage products containing stevia were launched in the United States in the first seven months of 2009 by leading global food and beverage companies such as The Coca Cola Company, Cargill, PepsiCo and Merisant Company. Recently introduced products that utilize stevia extract as a sweetener include Coca Cola Company's Sprite®, Vitaminwater10™ and Odwalla® juices, PepsiCo's SoBe Lifewater® and Trop50, and Dr. Pepper Snapple Group's launch of All Sport Naturally Zero. These products joined Cargill's tabletop sweetener Truvia®, Merisant Company's tabletop sweetener PureVia™ and ZEVIA™ Cola, the first commercially produced cola beverage sweetened with stevia. In early May 2011, AC Nielsen reported that Truvia® had surpassed Sweet N Low® to become the number two sugar substitute in the U.S. and was then in more than five million U.S. households, accounting for 14% of the U.S. tabletop sugar substitute market.

Stevia Extract from Fermentation-based or Biotechnological Production Methods

Certain companies and research groups including Stevia First are investigating the potential for producing stevia extract through methods that mimic the biosynthesis of steviol glycosides within the stevia plant. In doing this, steviol glycosides would be produced or enhanced using yeast, plant cells, recombinant enzymes, or using directed fermentation and related biotechnological methods so as to better control the blend of steviol glycosides in the final product. These fermentation-based or biotechnological methods rely upon knowledge and characterization of the genes and enzymes that play a role in the biosynthesis of steviol glycosides within the stevia leaf. If successful, these methods could produce stevia using enzymatic enhancement of crude stevia extract, or through bypassing entirely the need to grow the stevia plant through fermentation. These methods could be more reliable and economical than current methods that rely upon complex stevia farming and extraction methods and could produce a superior tasting stevia extract that contains fewer impurities. This may be desirable for Reb A, which is relatively expensive today compared to artificial sweeteners like sucralose or aspartame, and especially helpful for the successful commercialization of “next-generation” stevia extracts such as Reb D and Reb M, which are typically present in extremely low levels within the stevia leaf and therefore costly to produce through traditional leaf production and extraction. In addition, because the stevia leaf is a complex mixture of various compounds, traditional extraction processes require the use of further processing and purification steps in order to try to remove impurities that may contain off-tastes, which adds to the cost of producing the stevia product. The use of fermentation-based processes could ultimately enable the production of stevia extracts that are better tasting and more readily available due to lower production costs.

The Global Sweetener Industry

The value of the global sweetener market in 2009 was estimated at $58.3 billion, as reported by Reuters, and a 2011 report from the USDA found that sweetener deliveries for 2010 were 131.9 pounds per capita. According to Mintel’s 2011 report on Stevia and Natural Sweeteners, stevia is one of the fastest-growing newcomers in the $6 billion estimated sugar substitute market. This includes artificial chemical sweeteners as well as naturally derived non-caloric sweeteners.

There are two main segments of the global sweetener market: “nutritive” sweeteners, including sugar and high fructose corn syrup, which contain calories; and “non-nutritive” sweeteners, which are low- or zero-calorie sweeteners, and include zero-calorie high intensity artificial sweeteners such as aspartame and sucralose, as well as naturally derived sweeteners such as stevia. According to Mintel, artificial non-nutritive sweeteners have dominated the non-nutritive sweetener market in the past, but the use of natural sugar substitutes is becoming more popular.

Traditional Nutritive Sweeteners

The global sweetener market continues to be dominated by sugar, which many governments subsidize because they consider sugar a necessity as a nutritive sweetener. The other predominant nutritive sweetener, high fructose corn syrup (“HFCS”), is a modified form of corn syrup with an increased fructose level, typically containing either 42% or 55% fructose. Since fructose is sweeter than glucose, HCFS can be more sweet than sugar, which results in a more cost-effective use in food processing. HFCS’s caloric content is equivalent to that of sugar.

Non-nutritive Sugar Substitutes

Non-nutritive sweeteners, sometimes referred to as “artificial sweeteners” or “high-intensity sweeteners,” are generally synthesized by chemical processes and have a higher degree of sweetness than nutritive sweeteners. Non-nutritive sweeteners have low or no caloric content and do not include fermentable carbohydrates, preventing the creation of acids through oral bacteria that causes tooth decay. The low calorie content allows diabetic patients to enjoy the taste of regular sugar without adding calories to their diet while assisting in weight management to prevent heart disease and obesity. Increasing diabetic patient population, surging risks of heart diseases, and a more health-conscious populace are major factors driving growth in artificial sweeteners market.

Beverages, notably diet soft drinks, are the principal market for non-nutritive sweeteners, although they are used in variety of other food products including dairy products, bakery products, confectioneries, snacks, salad dressings and cosmetics and pharmaceuticals. The Coca Cola Company and PepsiCo, for example, are major purchasers and users of aspartame, a popular high-intensity sweetener, often used in diet sodas. Growth in this market is largely affected by the ongoing trends among consumers. The United States dominates the world non-nutritive sweeteners market, with Europe and Asia-Pacific trailing the U.S. in sales.

Sucralose

Produced by Tate & Lyle plc. under the brand name Splenda®, sucralose is now found in more than 4,500 products. Developed in the 1970s, sucralose is 600 times sweeter than sugar, heat stable and dissolvable in water. Sucralose is manufactured by chemically altering a sugar molecule and substituting three chlorine atoms for three hydrogen-oxygen groups. The use of chlorine molecules in sucralose has raised health concerns because they are used as the base of many pesticides. According to Tate & Lyle plc., in 2012, Splenda® sucralose has a 26% share of the high intensity sweetener market by value.

Aspartame

One of the most widely used high-intensity sweeteners in the food and beverage industry, aspartame was discovered in 1967 and approved by the FDA in 1981. It is about 200 times sweeter than sugar, but is not heat-stable and so is not suitable for baking or cooking. Aspartame is, however, widely used in diet colas and also in some breakfast cereals, desserts and chewing gum. In the United States, aspartame is marketed under the brand names Equal™ and NutraSweet™. Global demand for aspartame is expected to grow below the industry average due to rising safety concerns and competition from other non-nutritive sugar substitutes in food and beverage applications.

Saccharin

Some 300 times sweeter than sugar, saccharin is marketed under the brand name Sweet 'N' Low®. Saccharin is heat stable, has a long shelf life and remains relatively cheap to produce, but it has been known to have a bitter aftertaste and has been subject to controversy over possible carcinogenic side effects. Canada banned saccharin in 1977.

Competition

Our goal is to leverage the novel stevia production methods we are developing to become a premier global supplier of stevia directly to multinational food, beverage, and ingredient companies. We face competition from producers and distributors of sugar, high fructose corn syrup, artificial sweeteners and other natural sweeteners, in addition to national and international producers and distributors of stevia products. Many of these competitors are larger, more established and have more resources than we do. In addition, we expect other major global companies may enter the market as demand for stevia grows.

According to CCM Information Science & Technology’s 2013 market research report on the stevia industry, the leading three global companies by stevia output comprise less than 50% of all stevia production capacity, indicating the fragmented nature of the stevia industry, with many different suppliers having significant production capacities. As a result, we compete in the stevia production market against many large, midsize and small companies with customer bases ranging from local to global. Major stevia producers include Cargill, Incorporated, an international producer and marketer of food products that produces Truvia® tabletop sweetener, the leading stevia tabletop sweetener in the U.S., and is potentially the largest producer of stevia-based sweeteners and PureCircle, a Malaysian based supplier of stevia for the PureVia™ tabletop stevia brand that reported in 2013 that it had 2,800 metric tons of annual production capacity for high purity Reb A, which it stated could eventually support $250 to $300 million in sales revenue. Other significant producers and distributers of stevia in the business-to-business market include Blue California, an ingredient company based in Southern California with extraction operations in China that offers a Reb A 97 product marketed under the brand Good & Sweet™ and GLG Life Tech Corp., which offers Rebpure™, a Reb A 97 product, and has also supplied Cargill with high-grade stevia extract that has been used in its Truvia® tabletop sweetener.

Although many of our competitors continue to rely on traditional stevia production through farming, some of these competitors are pursuing research and development related to the production of stevia through fermentation-based methods. As a result, we face competition from stevia production companies that may be able to develop fermentation or other biotechnology stevia production processes that are more effective, more convenient or less costly than any that may be develop, or may obtain regulatory approvals for their products more rapidly than we may obtain approval for ours.

We believe that key competitive and differentiating factors in the stevia industry are price, taste, product purity, supply chain reliability, product applications support, as well as technological innovation to ensure that environmentally friendly, safe, and sustainable production methods are used.

Government Regulation

Regulatory Approval of Stevia in Food and Beverage Markets

Stevia has been approved for use in food and beverages in multiple markets around the world, including the United States, the European Union, Australia and New Zealand, China, Japan, Mexico, Brazil, and Paraguay. Such approval is typically granted by a government body for the use of a refined stevia extract, such as Reb A, in formulations of consumer products including food, beverages, and tabletop sweeteners. In June 2008, the Joint Expert Committee on Food Additives (“JECFA”), administered jointly by the United Nations’ World Health Organization and the Food and Agricultural Organization, raised the acceptable daily intake level for stevia. Established in 1956 as an international scientific committee to evaluate food additives, JEFCA is now widely recognized as the leading authority in risk assessment of food hazards. The committee has evaluated more than 1,500 food additives and established the main international principles and guidelines of safety assessment for chemicals in foods. JECFA published its approval of stevia after a decade of study, stating that, "95% steviol glycosides are safe for human use in the range of four milligrams per kilogram of body weight per day". This doubled the average daily intake level previously set by JECFA from earlier studies. In addition to these JECFA approvals, most countries have their own approval processes, generally administered by one or more governmental agencies, which regulate the commercial sale of food and beverage products. In the United States, which we expect will be the primary market for any stevia products we may produce and commercialize, at least 25 stevia products, including Reb A products and also refined mixtures of steviol glycosides, have already received GRAS approval from the FDA, the U.S. governmental agency that regulates the production and sale of food and beverage products. All of these approved products use traditional industry means for obtaining steviol glycosides, including the cultivation of the stevia plant and extraction of steviol glycosides from the stevia leaf, and none appear to involve directed production of steviol or Reb A, currently the industry-leading steviol glycoside, from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes. Certain products appear to use industrial enzymes for use with leaf extraction, and three products appear to use industrial enzymes for modification of steviol glycoside mixtures to improve taste profiles. A company introducing a new product in the U.S. that contains stevia produced using previously approved methods may obtain GRAS status for the product by submitting a notification letter to the FDA for its review or by rivately asserting GRAS status by conducting internal reviews of the product’s manufacturing processes, purity and safety data.

Regulatory Approval of Stevia Products using Novel Fermentation or Biotechnological Methods

Because we seek to produce steviol glycosides using novel fermentation or biotechnological methods, these processing and production methods may subject any products we produce to additional regulatory approvals, as compared to stevia products that are produced using known industry methods, if the methods or substances used for stevia production have not received GRAS approval or if they are not otherwise exempt from premarket approval by the FDA. For example, if we develop and intend to use novel reaction substrates, production microorganisms, or processing enzymes that mimic the natural biosynthesis of the stevia plant, we may be required to obtain premarket approval and to seek GRAS approval through a petition process for these novel substances used as processing aids or food additives. The Food, Drug and Cosmetic Act and the rules and regulations promulgated thereunder prescribe the statutory requirements for food additive petitions and the eligibility requirements for classification of a substance as GRAS and for GRAS affirmation petitions. Such additional approval process would involve a separate petition and review of any novel food additives or processing aids, and include a necessary determination by qualified experts that the substance is safe for its intended use and that sufficient information about the safety and use of the substance is widely known and publicly available. If such additional regulatory approvals are required with respect to any products we may develop using novel fermentation or biotechnological methods, then our commercialization of any such products may experience significant delays to obtain such approvals, may require substantial additional cost than we presently anticipate, and or may not be achieved at all.

Environmental and Other Regulations

In addition to laws and regulations enforced by the FDA and those related to the sale of stevia leaf or refined stevia extract as a food, beverage or ingredient, we are also subject to regulations under the Occupational Safety and Health Act, other labor and employment laws, and other present and potential future federal, state or local laws and regulations applicable to our operations as an agricultural biotechnology company. Further, our agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. These environmental laws and regulations are intended to address concerns related to air quality, storm water discharge and management and disposal of agricultural chemicals relating to agricultural practices. We anticipate that any pesticide or agricultural chemicals used will be managed by trained individuals, certified and licensed through the California Department of Pesticide Regulation. Compliance with these laws is not expected to have a material effect on our capital expenditures, however we cannot be certain that in the future the cost of compliance with environmental laws and regulations will not be material. Moreover, it is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, and further restrictions on the use of agricultural chemicals, could result in increased compliance costs.

Research and Development

During the fiscal years ended March 31, 2014 and 2013, we incurred $575,092 and $736,420 in expenses that were allocated to research and development activities.

Intellectual Property

Our research and development efforts focus on stevia production, but span other health and sustainability fields. As a result, we apply a multifaceted approach to developing and protecting our intellectual property portfolio. We have obtained or applied for exclusive and worldwide rights to multiple patents and patent families, most of which have been developed internally, but also including rights obtained through an exclusive license agreement with Vineland Research and Innovations Centre (the “Vineland License”). The Vineland License relates to certain methods for microbial production of steviol and steviol glycosides that are derived from a U.S. patent application titled, “Compositions and methods for producing steviol and steviol glycosides”. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired, which is March 19, 2027 for U.S. Patent No. 7927851, March 20, 2027 for European Union Patent No. EP1897951B1, and March 21, 2027 for Canadian Patent No. 2580429. Our internally developed patents include three separate provisional patent applications filed in the United States in 2013 and 2014, covering biosynthesis methods for steviol glycosides, enzyme enhancement methods, and use of agricultural drones and robotic systems in agriculture. Each of these provisional applications must be converted into a non-provisional U.S. application prior to the one-year anniversary of their filing, at which time we will retain rights to seek prosecution of the patent applications in all jurisdictions worldwide and, if successful in prosecuting certain claims, could obtain patent protection for these claims for 20 years from the date the applicable non-provisional patent application is filed.

Employees

As of June 27, 2014, we had seven full-time employees, including four Ph.D.-level researchers and only one employee that does not contribute to research and development activities. We also utilize the services of a network of consultants that contribute on a part-time basis, which gives us access to five additional scientists and engineers that focus on research and development activities. We expect to increase the number of our employees and contractors as we increase our operations, and the number of employees dedicated to marketing and sales support as we begin to commercialize products.

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

Risks Related to Our Business

We do not generate any material revenue from operations, and we will need to raise substantial additional capital to operate our business. If we cannot raise the funds we need to continue our operations, our business could fail.

We do not generate any material revenue from operations. From inception through March 31, 2014, we incurred an accumulated deficit of $8,326,861. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent auditors’ report on our financial statements for the year ended March 31, 2014, which are included in this report.

We must raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings, such as our issuance and sale of 3,676,472 shares of common stock and warrants to purchase an aggregate of 11,029,416 shares of our common stock that we completed on June 25, 2013 for net proceeds to us of approximately $1,133,250. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

We expect our total expenditures over the 12 months following March 31, 2014, to be approximately $2,000,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, we expect that our operational expenses will increase substantially during our current fiscal year if we pursue our current operational goals, which contemplate assuming a stevia sales and distribution business, capitalizing the construction of production facilities with at least $2.55 million, continuing our research and development activities, and otherwise seek to ramping-up our business. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We use breakthrough technologies, tools and products that are subject to risks associated with new and rapidly evolving technologies and industries.

We use novel approaches and new technologies in our product development efforts, many of which have not been widely studied. Our proprietary technologies for stevia production, along with the breakthrough technologies we use in our efforts to improve these production methods and develop new products and applications, are subject to risks associated with new and rapidly evolving technologies and industries. Our specific line of research, the development of stevia using fermentation or biotechnology-based production techniques, is an emerging field, and the scientific discoveries that form the basis for our efforts are relatively new. Further, the scientific evidence to support the feasibility of these techniques is both preliminary and limited, and no stevia products developed using these techniques have achieved GRAS status in the United States. We may experience unforeseen technical complications, unrecognized defects and limitations in the development and commercialization of these tools and products, or these tools and products may prove unsuccessful. These complications could materially delay or limit the use of those tools and products, substantially increase the anticipated cost of manufacturing them or prevent us or our collaborators from implementing these tools at industrial scale or at all. In addition, the process of developing stevia and other products using these new technologies, tools and products is complex, and if we are unable to further develop these tools and harness them for these purposes, we may not be able to keep pace with technological developments or industry standards, and our tools, products, and technologies may become obsolete, less marketable, less cost-effective relative to competing methods and less competitive. The failure of the scientific underpinnings of our business model to produce viable products would substantially harm our operations and prospects and could cause our business to fail.

We devote most of our resources to research and development of proposed future products and if our development efforts fail you could lose some or all of your investment.

We currently devote most of our resources to research and development activities, and have not successfully commercialized any products or received any material operating revenues to date. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, many of which may be beyond our control. These include, but are not limited to, problems relating to research and development process scale-up, obtaining supply of process starting materials or stevia leaf from contract growers, product testing, branding, sales and marketing, contract negotiations and documentation, and costs and expenses that may exceed current estimates. We may not successfully develop and commercialize or sell our potential stevia or other products, and any products we do develop may not be accepted by the marketplace. We may never realize any revenues, and if we do, our revenues may not be sufficient to support our current operations, our operational goals and future research and development programs. As a result, you could lose your entire investment.

We are not profitable and may never become profitable.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in commercializing stevia or other products, we expect we will still incur losses for the foreseeable future. We also expect to experience negative cash flow for the foreseeable future, as we plan to use all available resources to fund our operations and make significant capital expenditures, including our planned construction of a stevia processing facility that we expect will cost at least $4,000,000 to build and our planned assumption of a stevia sales and distribution business that will require funding to integrate, maintain and grow. As a result, we would need to generate significant revenues if we were to ever achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

Certain of our operational plans and programs are dependent on arrangements with Qualipride that are currently non-binding, and are therefore speculative and subject to change.

Certain of our operational initiatives, including our integration of a stevia sales and distribution business and our design, construction and operation of a stevia extraction and processing facility, are dependent upon the finalization of certain arrangements with Qualipride and the completion by us and Qualipride of certain additional due diligence. To date, we have entered only a non-binding term sheet with Qualipride and are currently negotiating definitive agreements to memorialize these arrangements. As a result, there is not presently any binding relationship between us and Qualipride. We may never be able to pursue any of these operations if we and Qualipride are not able to reach agreement as to terms or if we or Qualipride decide, through additional due diligence or for other reasons, that alternative arrangements are more desirable. Moreover, even if we do enter into definitive, binding contracts with Qualipride regarding these arrangements, the terms of these contracts may vary from those set forth in the non-binding term sheet, including in ways that are less favorable to us.

Additionally, even if we enter definitive agreements with Qualipride and those agreements capture the currently proposed terms, we will be subject to certain capital raising requirements that we may not be able to satisfy. For example, as a condition to Qualipride granting us rights to its sales and distribution customer relationships and certain technologies for use in the planned stevia extraction facility, we would be required to capitalize SF Pure, our subsidiary that will operate the facility, with at least $2.55 million of funding over a 12 month period to be used to purchase much of the equipment needed for construction of the stevia extraction facility. Additionally, we may be responsible for certain costs associated with integrating and operating the sales and distribution business that would be transferred to us and the stevia extraction facility we propose to build, and such costs which could be significant. Since we do not have material revenues from our operations, we would be forced to seek this funding from other sources, including equity or debt financings or collaboration relationships with third parties, none of which may be available when needed, on acceptable terms, or at all. Further, as consideration for the arrangements, we would be required to issue to Qualipride a 30% interest in SF Pure, which would reduce our control over the operations of this entity. Moreover, the operational initiatives that we plan to pursue based on the proposed arrangements with Qualipride, namely the integration and operation of a sales and distribution business and the operation of a stevia production facility, may not produce revenues. We have limited experience with multinational sales and distribution operations and industrial production facility management, and we may not be able to integrate these operations into our current business or otherwise implement them successfully. If any of these were to occur, our operations and prospects would suffer and there is a substantial risk that our business could fail.

Stevia competes with sugar and high intensity sweeteners in the global sweetener market and the success of stevia will largely depend on consumer perception of the positive health implications of stevia relative to other sweeteners.

The continued growth of stevia's share of the global sweetener market depends upon consumer acceptance of stevia and stevia-related products and the health implications of consuming stevia relative to other sweetener products. The publication of any studies or revelation of other information that has negative implications regarding the health impacts of consuming stevia may slow or reverse the growth in consumer acceptance of stevia, which may have a material adverse effect on our business operations and financial condition.

We currently face, and will continue to face, significant competition.

Our major competitors for our core stevia business are existing stevia producers in Japan, Korea, China and Malaysia. These competitors include Cargill, Incorporated, GLG Life Tech Corp., Blue California Inc., Corn Products International, Inc., PureCircle Limited and many other smaller stevia production businesses. In addition, new companies may enter the stevia business if the value of the market for stevia grows, which may result in increased competition and depressed market prices for stevia extract. We also compete with companies that produce sugar, HFCS and artificial sugar substitutes.

Many companies are engaged in the pursuit of growing stevia leaf and manufacturing stevia extract. Our future success will depend on our ability to establish and maintain a competitive position with respect to technological advances, including the development of stevia varieties with high Reb A content, or the development of stevia production processes that enable us to produce Reb A or other steviol glycosides that are more pure than competing products or can be produced at lower costs than competing products. We are also dependent upon obtaining any U.S. or foreign regulatory approvals needed to commercialize any stevia products, which we may not be able to do without significant cost, or at all. Additionally, many companies are currently engaged in the marketing, sales and distribution of stevia products, and we will need to compete effectively with these companies, all of which have more experience in these activities than we do, if our proposed takeover of Qualipride’s sales and distribution business is to be successful. Our future success will ultimately depend on our ability to create, market, and achieve distribution for stevia products that are differentiated from existing stevia products. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing and farming capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies, and production facilities. Our competitors, either alone or with their collaborative partners, may succeed in developing stevia leaf or stevia products that taste better and are more affordable, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our stevia leaf, stevia extracts, or additional products undesirable by comparison, making it difficult for us to generate revenue.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. We only recently commenced operations in the development and commercialization of stevia products, our primary business focus, and the development of research products and tools, a secondary business focus .. As a result, we have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

We may not be able to manage our expansion of operations effectively.

Our success will depend upon the expansion of our operations and the effective management of any growth we may experience, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train qualified personnel. Our management will also be required to develop relationships with customers, suppliers and other third parties. Our current and planned operations, personnel, systems, and internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to hire and retain qualified personnel we may not be able to implement our business plan.

As of June 27, 2014, we have seven full-time employees, including four Ph.D.-level researchers. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. In addition, we expect to rely on independent organizations, advisors and consultants to provide certain services, including product testing and construction. The services of these independent organizations, advisors and consultants may not be available to us on a timely basis when needed or on acceptable terms, and if they are not available, we may not be able to find qualified replacements. If we are unable to retain the services of qualified personnel, independent organizations, advisors and consultants, we may not be able to implement our business plan.

Circumstances outside of our control could negatively affect consumer perception of and demand for our proposed products.

Even if stevia-based products distributed by us conform to international safety and quality standards, sales could be adversely affected if consumers in our target markets lose confidence in the safety, efficacy, and quality of the products. Adverse publicity about stevia or stevia-based products may discourage consumers from buying products we develop or distribute. We may not be able to overcome any such negative publicity within a reasonable period of time or at all.

If we are unable to market and distribute our products effectively, we may be unable to generate significant revenue.

We currently have limited sales, marketing or distribution capabilities. We intend to build these capabilities internally and also to pursue collaborative arrangements regarding the sales and marketing of our products, including the proposed arrangement with Qualipride to substantially take over its stevia sales and distribution business. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sale and marketing of our proposed stevia products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may be unsuccessful.

If we fail to protect or enforce our intellectual property rights or secure rights to the intellectual property of others, the value of our intellectual property rights would diminish.

We expect to continue to develop our intellectual property portfolio as we increase our research and development efforts. We may be unable to obtain patents or other protection for any technologies we develop, because such technologies are not coverable by patents or other forms of registered intellectual property, because third parties file patents covering the same claims earlier than we do, or for other reasons. If we are able to obtain issued patents, we cannot predict the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents. Others may obtain patents claiming aspects similar to those covered by our patents and patent applications, which may limit the efficacy of the protections afforded by any patents we may obtain.

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

If we infringe the rights of third parties we could be prevented from selling products and forced to pay damages or defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. In that case, we could be required to:

·	obtain licenses from such third parties, which may not be available on commercially reasonable terms, if at all;

·	redesign our products or processes to avoid infringement, which may not be feasible;

·	stop using the subject matter claimed in the patents held by others;

·	pay damages; and/or

·	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Any of these outcomes could divert management attention and other resources and could significantly harm our operations and financial condition.

We could become subject to environmental claims.

We are subject to environmental regulations, which require us to minimize impacts upon air, water, soil and vegetation. If our operations violate these regulations, government agencies would likely require us to conduct remedial actions to correct such negative effects. Such actions could substantially increase our costs and potentially prevent us from producing our products.

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development efforts and our manufacturing and agricultural processes may involve the controlled storage, use and disposal of certain hazardous materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. We may not be able to obtain and maintain insurance on acceptable terms, or at all, to cover costs associated with any such accidental contamination. In the event of such an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may incur significant costs to comply with current or future environmental laws and regulations.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

If we are able to develop and commercialize our proposed products, we could become subject to product liability claims. If we are not able to successfully defend against such claims, we may incur substantial liabilities or be required to limit commercialization of our proposed products. If we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability, claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We are not able to predict the nature of future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could involve substantial additional costs to us, which we may not be able to fund, and could have a material adverse effect on our business operations and financial condition.

If we are able to finalize arrangements with Qualipride and pursue our plans to conduct certain operations in China, uncertainties with respect to the PRC legal system could harm us.

Certain of the operations that we propose to conduct if and when we formalize our arrangements with Qualipride may be located in China and governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. We are or would be subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We have material weaknesses in our internal control over financial reporting. If we fail to create effective controls and procedures and an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

As we disclose in Part II, Item 9A of this annual report, we have material weakness in our internal control over financial reporting and ineffective disclosure controls and procedures, related to insufficient segregation of duties in our finance and accounting functions due to limited personnel and insufficient corporate governance policies. These material weakness result in ineffective oversight in the establishment and monitoring of required financial and other controls and procedures.

Currently, one person often performs all aspects of our financial reporting process, including, but not limited to, preparing underlying accounting records and systems, posting and recording journal entries and preparing our financial statements. As a result, there is often no review of our financial reporting process, which could result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement of our interim or annual financial statements that may not be prevented or detected.

Our Board of Directors is currently comprised of three directors, Mr. Robert Brooke, our Chief Executive Officer, Dr. Avtar Dhillon, and Dr. Anthony Maida III. Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, and we have established an audit committee that is currently comprised solely of Dr. Maida. Neither Mr. Brooke nor Dr. Dhillon would be considered independent for purposes of membership on an audit committee pursuant to Nasdaq Listing Rules. Further, Mr. Brooke, who currently serves as our principal financial officer and principal accounting officer, has some professional experience in finance and accounting but does not have professional credentials. We expect to appoint additional independent directors with experience in finance and accounting and hire additional dedicated finance and accounting staff as we increase our operations, as resources permit and as we identify and recruit qualified candidates for those positions. However, until we have done so, we may be unable to establish or maintain effective internal control over financial reporting. As a result, we may discover additional material weaknesses in our internal control over financial reporting and/or disclosure controls and procedures, which we may not successfully remediate on a timely basis or at all. Any failure to remediate our reported or any future material weaknesses, implement required new or improved controls, or further difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. Moreover, as we continue and aim to expand our operations we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants and internal resources to accomplish this are significant and difficult to predict.

Risks Related to our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by any negative operational results and factors unrelated to our operations.

Our common stock is quoted on the OTCQB and has limited trading history. Trading on the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions. A sufficient market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

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

If we issue and sell additional shares of our common stock in the future, our existing stockholders will be diluted and our stock price could fall.

Our articles of incorporation authorize the issuance of up to 525,000,000 shares of common stock, of which, as of June 27, 2014, 67,106,570 were outstanding and 21,827,129 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not deem, that may not enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares will cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this annual report, director Dr. Avtar Dhillon beneficially owns approximately 8.4% of our outstanding common stock and director and Chief Executive Officer Robert Brooke beneficially owns approximately 3.8% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that non-controlling stockholders may deem to be in their best interests and which could result in such stockholders receiving a premium for their shares.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company in the U.S., and, accordingly, are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002. The ongoing costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, are significant and may cause unexpected increases in operational expenses. Our present management team is relatively small and may be unable to manage the ongoing costs and compliance effectively. It may be time consuming, difficult and costly for us to hire additional financial reporting, accounting and other finance staff in order to build and retain a management team with adequate expertise and experience in operating a public company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease office and laboratory space at our corporate headquarters, located at 5225 Carlson Rd., Yuba City, California 95993, and an apartment in Yuba City that we use as an alternative to renting hotel rooms for management that does not reside in Yuba City. Our lease agreement for our headquarters expires on May 1, 2017 and requires rent payments of $2,300 per month and our lease agreement for our corporate apartment continue month-to-month and requires rent payments of $1,000 per month.

We believe that our current facilities will be adequate for our research and development needs for the next 12 months, although we may lease additional property for additional research and development space, and for the location of stevia extraction, purification, and processing facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. However, no shares of our common stock traded on any over-the-counter market until March 5, 2012. Our common stock is currently quoted on the OTCQB under the symbol “STVF”, but there is a limited public trading market for our common stock. The liquidity of our shares on the OTCQB is extremely limited, and prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by t the OTCQB or another over-the-counter quotation system on which the common stock was then quoted.

	High	Low

Fiscal 2013
First Quarter ended June 30, 2012	2.47	0.40
Second Quarter ended September 30, 2012	0.711	0.2301
Third Quarter ended December 31, 2012	0.60	0.30
Fourth Quarter ended March 31, 2013	0.66	0.34

Fiscal 2014
First Quarter ended June 30, 2013	0.45	0.35
Second Quarter ended September 30, 2013	0.36	0.30
Third Quarter ended December 31, 2013	0.57	0.34
Fourth Quarter ended March 31, 2014	0.54	0.41

Fiscal 2015
First Quarter ending June 30, 2014 (through June 27, 2014)	0.44	0.34

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 27, 2014, there were 135 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In May 2014, we issued 1,738 shares of common stock as payment for $1,563 in interest accrued under then-outstanding convertible debentures issued pursuant to a subscription agreement entered on February 7, 2012. Pursuant to the terms of such convertible debentures, we were entitled to elect to make interest payments through the issuance of shares of common stock valued at the applicable conversion price. The shares of common stock issued to the holder of the convertible debentures have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The holder of the convertible debentures has represented that it is an accredited investor as defined by the rules and regulations under the Securities Act and that it is acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. As of the date of this annual report, all such convertible debentures, together with all accrued interest thereunder, have been converted into shares of common stock and cancelled.

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (as amended, the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan. In February 2013 our Board of Directors approved, and on April 11, 2013 at our 2013 annual stockholder meeting our stockholders approved, an amendment to the 2012 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder from 5,000,000 to 10,000,000 shares. In March 2014 our Board of Directors approved, and on June 9, 2014 at our 2014 annual stockholder meeting our stockholders approved, a second amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance thereunder from 10,000,000 to 18,000,000 shares.

Except as listed in the table below, as of March 31, 2014, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2014 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,150,000	$0.26	1,000,000	(1)
Equity compensation plans not approved by security holders	—	$—	—

Total	5,150,000	$0.26	1,000,000

(1)	As of March 31, 2014, 1,000,000 shares of our common stock remained available for future issuance pursuant to the 2012 Plan. As of June 9, 2014, the number of common shares available for future issuance pursuant to the 2012 Plan increased to 9,000,000 upon stockholder approval of the amendment to the 2012 Plan described above.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning proposed commercial activities and collaboration relationships, property acquisitions, dispositions, design and construction, research and development activities, capital expenditures and capital raising activities. Words such as “expects,” “anticipates,” “intends,” “plans,” “likely,” “will,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described under the heading “Risk Factors” and elsewhere in this annual report.

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

Forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this annual report, and we expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except to the extent otherwise required by law.

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2013 and 2014 appearing elsewhere in this annual report.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.

Our common stock is currently quoted on the OTC Markets Group’s OTCQB tier under the symbol “STVF.” There is only a limited trading market for our common stock.

Plan of Operations

As of the end of our March 31, 2014 fiscal year, we had not yet generated or realized any revenues from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had net losses for the year ended March 31, 2014 of $4,061,945, and we had an accumulated deficit as of March 31, 2014 of $8,326,861. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our long-term strategy is to develop the following proprietary technologies related to stevia and beyond: 1) fermentation technologies for stevia, through enzymatic enhancement and microbial fermentation, 2) extraction and purification methods for stevia, including process control systems that could be implemented at facilities in California, 3) artificial intelligence and machine learning algorithms, which could enable us to improve and optimize multiple process variables simultaneously that are critical to our stevia production methods, and 4) agricultural drones, particularly for a unique stevia application involving the interruption of its photoperiod by overnight illumination with LED lights, which has been shown in a laboratory setting to more than double the yield of stevia plants. In furtherance of these long-term goals, we expect to focus on the following activities during the remainder of calendar year 2014 and calendar year 2015:

•	Conducting additional research and development activities to advance our proprietary technologies for stevia production and explore related uses of these technologies for product applications across diverse end markets;

•	Initiating our stevia fermentation process at industrial scale and as a commercial process, either through internal facilities, a contract manufacturer, or a strategic partner, and obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in order to market and sell our first commercial product, a high purity stevia extract;

•	Acquiring rights to and beginning to integrate and grow a stevia sales and distribution business, including developing relationships with multinational customers and adding new marketing and sales support;

•	Designing, building and operating a stevia extraction and purification facility in California through SF Pure and forming a local stevia grower network to support stevia leaf production in California;

•	Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our research and development efforts; and

•	Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our present operations consist of research and development efforts focused on harnessing breakthrough technologies for stevia production and additional applications, combined with business operations that seek to develop and commercialize stevia products and other commercial applications including research tools. The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” in Item 7 of this annual report.

Research and Development Operations

We currently employ four full-time Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and have retained five additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, and workshop, and a diverse array of equipment, including bioreactors, laboratory automation setups, pilot processing units, and other equipment related to agriculture, molecular biology, bioinformatics, analytical chemistry, process engineering, and food science.

During the 12 months following the date of this report, we intend to devote the majority of our operational focus to our stevia-related research and development efforts. We are planning for total research and development expenditures of $1,000,000 or more in this period, however these plans are dependent on additional funding being available on acceptable terms. These activities include scale-up of our stevia fermentation process, demonstration of agricultural drone technology for enhanced stevia leaf yields, demonstration of microbial fermentation for production of stevia without the stevia leaf, and discovery and process development related to next-generation stevia sweeteners. As we advance technologies for stevia production we have discovered that these technologies have applications beyond stevia. As a result, during the 12 months following the date of this report we intend to direct some research and development resources, as a secondary focus, to artificial intelligence, machine learning, and exploring additional technologies and tools, such as cell media development, that could be used for our fermentation processing and additional applications, including, for instance, tissue engineering and 3-D bioprinting. We expect to develop more specific technical milestones and product applications resulting from this work in late 2014.

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply novel technologies to stevia production and other applications more quickly, efficiently and effectively than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “—Intellectual Property” below for a further discussion.

Proposed Arrangements with Qualipride

Additionally, in 2014, we entered discussions regarding certain partnership and collaboration arrangements with Qualipride International (“Qualipride”), a significant stevia supplier based in China with reported access to annual stevia supply greater than 2,000 metric tons, and whose management has acted in an advisory capacity to Stevia First since 2012. In May 2014, we entered into a non-binding term sheet with Qualipride for definitive agreements that are intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, obtaining an exclusive license outside China to use their proprietary methods for stevia extraction and purification, and forming the SF Pure subsidiary to design and construct stevia processing facilities in California using Qualipride’s proprietary disigns. Certain commercial operations pursuant to this arrangement including the construction of stevia processing facilities will be managed by SF Pure, an operating subsidiary of Stevia First that will be 30% owned by Qualipride. Pursuant to the arrangement SF Pure must be financed with at least $2.55 million prior to July 2015. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such fund primarily through debt financing. The definitive arrangements and structure for these operations have not been formalized yet, and as a result, there is not presently any binding relationship between us and Qualipride. Even upon entering into any necessary binding contracts, Qualipride and their affiliated suppliers and equipment providers are mostly private companies based in China, and so it may be difficult to enforce these contracts. In addition, there are other risk factors that apply to these proposed arrangements and commercial operations that may influence our ability to achieve expected milestones within the timeframes provided or at all. See “Risk Factors” below for a further discussion.

Commercial Operations

Our present business operations are primarily directed at industrial production of stevia and achieving sales of stevia products to multinational food, beverage, and ingredient companies. Although we previously planned to market our own stevia products directly to consumers, we have determined instead to focus our efforts and resources on commercialization through partnerships with multinational food and beverage and ingredient companies and other large commercial purchasers of stevia. We have also recently initiated a research products business, which we own and operate but which is branded as SF Biosciences, which will provide a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of stevia extract production through our enzyme enhancement process that uses fermentation. We will need to achieve additional operational milestones in order to pursue this process at industrial scale, including, without limitation, additional process development and optimization, additional scale-up for commercial production, regulatory approvals for processing facilities, securing customer orders, securing adequate supply of low-grade stevia extract to use as starting material or feedstock, and regulatory approvals for our first stevia product, a high purity stevia extract. We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $400,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner and more if we commercialize the product internally. We are currently targeting initial annual production capacity of 200 tons of high purity stevia extract using these processes, and we currently estimate these milestones could be achieved and required regulatory approvals could be obtained as early as late 2014.

We plan to launch a sales and distribution business pursuant to the proposed terms of our arrangements with Qualipride, where Qualipride would transfer to us its existing stevia customer relationships and we would integrate Qualipride’s sales and distribution business with our current operations, including obtaining any necessary financing to adequately capitalize the business and to source inventory to fill customer orders. We intend to leverage this sales and distribution business with our current California operations to provide North American sales, marketing, quality control, and applications support and to provide a selling avenue for stevia products we make using our proprietary fermentation methods. We expect initial efforts to integrate the sales and distribution business and purchase inventory to fulfill initial customer orders may require initial capitalization by us of approximately $500,000, which will require additional debt or equity financing, and which may require the Company to manage and conduct certain operations in China, either directly or through a subsidiary.

We are planning to design and construct one or more stevia processing facilities in California that can produce at least 150 tons of stevia extract annually, and also have the flexibility to support additional production capacity that could be used to produce stevia using our proprietary fermentation methods, and to finance and build these facilities through our subsidiary, SF Pure. We plan to use the latest methods and equipment for stevia extraction and purification that have been developed by Qualipride. We expect to receive in an exclusive license to use these methods outside of China from Qualipride and to collaborate with their staff in order to procure necessary equipment. We intend to build upon these methods in order to construct a California facility that is technologically advanced and could lead the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, and we currently estimate design and construction will cost $4,000,000 or more and span 10-14 months. We do not plan to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing or other similar means on favorable terms. Related to the construction of this facility, we also plan to pursue additional stevia field trials and field operations in California in fiscal 2015, in order to help build and coordinate a network of local growers who can provide adequate leaf supply to fill the capacity of the facility. We ultimately aim for this grower network to include 1,000 acres or more of local leaf production that will be managed and financed primarily by local growers in California’s Central Valley.

Our commercial operations also include our research products business, which entails our commercialization of research products and tools that we develop and use in our stevia production activities. We initiated these operations in 2014 through the brand name SF Biosciences. In May 2014 we acquired certain assets and customer relationships and certain rights to molecular biology research products to facilitate the initiation of this research products business, and commenced operations with initial sales of research products. We expect to spend approximately $50,000 on additional sales and marketing efforts for these research products during the remainder of 2014.

We will need to raise additional funds in order to continue operating our business and pursue and execute our planned research and development and commercial operations. We expect that we will seek such funding through equity and debt financings with our existing stockholders and other qualified investors. We do not have any commitments for any future financing and sources of additional funds may not be available when needed, on acceptable terms, or at all. See “Liquidity and Capital Resources” below.

Over the 12 months following the date of this report, we aim to increase the scale of our research and development and commercial operations. As of June 27, 2014, we had seven full-time employees. Total expenditures over the 12 months following March 31, 2014, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using a Black-Scholes-Merton option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On May 28, 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management has not determined the effect of adopting ASU 2014-09 on the Company’s ongoing financial reporting.

On June 10, 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for this annual report on Form 10-K for the fiscal year ended March 31, 2014.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Results of Operations

Fiscal Years Ended March 31, 2014 and March 31, 2013

The following table sets forth our results of operations for the years ended March 31, 2014 and 2013.

	Twelve Months Ended
	March 31,
	2014	2013

Revenues	$-	$-

Operating Expenses:

General and Administrative	2,866,095	1,663,799
Rent and other related party costs	156,400	148,750
Research & development	575,092	736,420
Loss from operations	(3,597,587)	(2,548,969)

Other expenses
Foreign currency translation	-	(42)
Interest expense	(404,317)	(346,912)
Cost of warrant modification	(344,835)	-
Change in fair value of derivative liability	193,915	124,855
Financing cost	-	(78,458)
Gain on settlement of debt	-	107,004

Net loss	$(4,152,824)	$(2,742,522)

Loss per share - Basic and diluted	$(0.07)	$(0.05)
Weighted average number of common shares outstanding	60,128,127	53,370,064

We did not generate any revenue during the fiscal years ended March 31, 2014 or 2013. Our net loss during the fiscal year ended March 31, 2014 was $4,152,824 compared to a net loss of $2,742,522 for the fiscal year ended March 31, 2013 (an increase in net loss of $1,410,302).

During the fiscal year ended March 31, 2014, we incurred general and administrative expenses in the aggregate amount of $2,866,095 compared to $1,663,799 incurred during the fiscal year ended March 31, 2013 (an increase of $1,202,296). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2014, we incurred research and development costs of $575,092 compared to $736,420 incurred during the fiscal year ended March 31, 2013 (a decrease of $161,328). During the fiscal year ended March 31, 2014, we incurred related party rent and other costs totaling $156,400 compared to $148,750 incurred during the fiscal year ended March 31, 2013 (an increase of $7,650). Also during the fiscal year ended March 31, 2014, we incurred stock-based compensation totaling $1,222,031 compared to $833,143 incurred during the fiscal year ended March 31, 2013.

This resulted in a loss from operations of $3,597,587 during the fiscal year ended March 31, 2014 compared to a loss from operations of $2,548,969 during the fiscal year ended March 31, 2013 (an increase of $1,048,618).

During the fiscal year ended March 31, 2014, we recorded total other expenses in the amount of $555,237, compared to total other expenses recorded during the fiscal year ended March 31, 2013 in the amount of $193,553 (an increase of $361,684). During the fiscal year ended March 31, 2014, we incurred interest expense of $404,317 compared to $346,912 incurred during the fiscal year ended March 31, 2013 (an increase of $57,405).We recorded a gain related to the change in fair value of derivatives of $193,915 during the fiscal year ended March 31, 2014, compared to a gain of $124,855 during the fiscal year ended March 31, 2013 (an increase of $69,060). We also recorded expenses related to the modification of warrant terms of $344,835 during the fiscal year ended March 31, 2014, and recorded no such costs during the fiscal year ended March 31, 2013. Additionally, we recorded a gain related to settlement of debt of $107,004 and expenses related to the cost of offering of $78,458 during the fiscal year ended March 31, 2013, and recorded no such costs during the fiscal year ended March 31, 2013. This resulted in a net loss of $4,152,824 during the fiscal year ended March 31, 2014 compared to a net loss of $2,742,522 during the fiscal year ended March 31, 2013 (an increase of $1,410,302).

The increase in net loss during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 is attributable primarily to higher general and administrative expenses incurred in the development of our business as an agricultural biotechnology company engaged in stevia production using fermentation processes and methods.

Liquidity and Capital Resources

As of March 31, 2014 we had not yet received any revenues from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $8,326,861 as of March 31, 2014, and further losses are anticipated in the development of its business. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The continuation of our business is dependent upon us raising additional capital and eventually attaining and maintaining profitable operations. We do not have any firm commitments for future capital. We do not presently have, nor do we expect in the near future to have, material revenue to fund our business from our operations, and we will need to obtain all of our necessary funding from external sources in the near term. We may not be able to obtain additional financing on commercially reasonable or acceptable terms, when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

As of March 31, 2014, we had total current assets of $1,424,453. Our total current assets as of March 31, 2014 were comprised of cash in the amount of $1,403,403, prepaid expenses and other current assets in the amount of $10,637, and the current portion of an advance payment on a related party lease of $10,413. Our total current liabilities as of March 31, 2014 were $1,534,829, represented primarily by accounts payable and accrued liabilities of $79,915, accounts payable to a related party of $16,100 and derivative liability of $1,438,814. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 8 to our financial statements. As a result, on March 31, 2014, we had a working capital of $(110,376). We had no long term liabilities as of March 31, 2014, and we had $580,408 of long term liabilities as of March 31, 2013, which consisted of convertible notes payable in the amount of $955,000, net of a discount of $374,592.

Sources of Capital

On June 25, 2013, we entered into a securities purchase agreement with three investors for our public offering, issuance and sale of an aggregate of 3,676,472 shares of our common stock and warrants to purchase an aggregate of 11,029,416 shares of our common stock, for total gross proceeds to us of $1,250,000, or a sales price of $0.34 per share. The offering closed on June 28, 2013. We incurred $116,750 of direct costs in connection with the offering, resulting in net cash proceeds to us of $1,133,250. The warrants issued to the purchasers in the offering were issued in three series of 3,676,472 each and have initial exercise prices of $0.40, $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. We also issued warrants to purchase up to 294,185 shares of our common stock to our placement agent for the offering. The placement agent’s warrants have an exercise price of $0.425 per share and a term of five years and are exercisable immediately.

In November and December 2013, certain purchasers in the offering exercised some of their six-month warrants and acquired an aggregate of 314,000 shares of our common stock at the then-effective exercise price of $0.50 per share, resulting in gross proceeds to us of $157,000. On December 6, 2013, we offered the purchasers holding the remaining six-month warrants the right to exercise all of those warrants, for an aggregate of 3,362,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.42 per share, so long as the exercise thereof occurred on or before December 9, 2013. All purchasers acted on the early exercise offer and we issued 3,362,472 shares of our common stock for gross proceeds to us of $1,327,504. We determined that the modification of the exercise price of the warrants from $0.50 per share to $0.42 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $173,824 between the fair value of the warrants before and after the modification as a cost in the accompanying statement of operations for the year ended March 31, 2014.

In addition to the warrant exercises described above, during the current fiscal year ended March 31, 2014, holders of an aggregate of 1,000,000 warrants were exercised to acquire a total of 1,000,000 shares of the Company’s common stock based upon their exercise price of $0.34 or total proceeds to the Company of $340,000.  Also, during the current fiscal year ended March 31, 2014, certain holders of options exercised their options and received 1,250,000 shares of the Company's common stock based upon the exercise price per option agreements or total proceeds to the Company of $325,998.

We have not generated any revenue from our activities as of March 31, 2014. We believe that revenue in the near term, if any, would be sparse and irregular and would be less than necessary to support our business and pursue our operational plans without obtaining additional financing. We currently have no commitments for any future funding. As of March 31, 2014, we had cash in the amount of $1,403,403. As discussed under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2014, are expected to be approximately $2,000,000. As of the date of this annual report we expect to have sufficient funds to operate our business over the next 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings, such as our June 2013 public offering described above. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2014, net cash used in operating activities was $2,132,833 compared to net cash used in operating activities of $1,646,723 for the fiscal year ended March 31, 2013. This increase is due to increased costs of our operations as we continue to pursue our business as an agricultural biotechnology company. Net cash used in operating activities during the fiscal year ended March 31, 2014 consisted primarily of a net loss of $4,152,824 and $193,915 related to the change in fair value of derivative liability, offset by $125,004 related to advance payments on related party lease, $344,835 related to the cost of the warrant modification, , $107,652 for increases in accounts payable and accrued liabilities, and $1,222,031 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2013 consisted primarily of a net loss of $2,742,522, advance payments of $135,417 on a related party lease, and a gain on settlement of debt of $107,004 offset by $297,884 related to the amortization of debt discount, $32,500 for increases in accounts payable and accrued liabilities, $196,000 related to the cancellation of fees applied to option exercise price, $36,953 for accrued interest, and $833,143 related to stock-based compensation.

Net Cash Used in Investing Activities

During the fiscal year ended March 31, 2014, net cash used in investing activities was $0 compared to net cash used in investing activities of $1,000 for the fiscal year ended March 31, 2013.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2014, net cash provided by financing activities was $3,143,753 compared to net cash provided by financing activities of $1,508,000 for the fiscal year ended March 31, 2013. Net cash provided by financing activities during the fiscal year ended March 31, 2014 consisted of $1,133,250 received from our public offering, issuance and sale of common stock and warrants to purchase common stock, $185,998 received from the exercise of options, and $1,824,505 received from the exercise of warrants to purchase common stock. Net cash provided by financing activities during the fiscal year ended March 31, 2013 consisted of $870,000 received from the issuance of convertible notes, $213,000 received from the exercise of stock options and $425,000 received from the issuance of common shares for cash.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2014 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses in our internal control over financial reporting identified by management as of March 31, 2014:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel . During the year ended March 31, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. We have only one independent member on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses and we intend to consider the results of our remediation efforts and conduct related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014, and identified the material weaknesses described above .

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	52	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	61	March 2012
Robert Brooke (5)	Chief Executive Officer and Director	34	January 2012

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Financing Committee

(5) Currently serves as our only executive officer.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012. Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (OTCBB: ONCS) since March 2011, and of Arch Therapeutics since April 2013, after serving as a director since May 2011. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE MKT: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman from October 2009 until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included multinational companies, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon held roles of increasing responsibility with MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations, from August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp. ("Cardiome"), a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member in February 2004 of Protox Therapeutics, Inc. (“Protox”), now a publicly traded specialty pharmaceutical company known as Sophiris Bio Inc. Dr. Dhillon maintained his board position at Protox until the execution of a financing with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a venture capital corporation in British Columbia, and has held this role since November 2003. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of OncoSec Medical Incorporated since June 2011 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Senior Vice President – Clinical Research (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida has been the acting Chairman (from March 2003) of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. He also serves as Principal of Anthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the American Chemical Society and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California, Davis, in 2010. Dr. Maida brings to the Board of Directors significant practical experience in agriculture. We believe that his financial and operational experience in our industry will provide important resources to our Board.

Robert Brooke has served as a director and our Chief Executive Officer since January 31, 2012, and previously served as our Vice President of Business Development beginning in October 2011. Mr. Brooke was a founder of Lion Biotechnologies, Inc., formerly Genesis Biopharma, Inc. (OTCBB: LBIO.OB), a cancer drug development company, where he also served as Director, President and Chief Executive Officer from March 2010 until February 2011. Mr. Brooke is a co-founder of Intervene Immune, Inc., a privately held biotechnology company focused on immune regeneration, and since March 2014 has served on a limited part-time basis as Chief Executive Officer. Mr. Brooke was the founder of Percipio Biosciences, Inc., a privately held research diagnostics company that manufactures and distributes products related to oxidative stress research, and served as its President, on a limited part-time basis, from 2008 until June 2013. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd. (“Bristol”). During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report in 2005 as being the most active investor in private placements by public biotechnology companies. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005. Mr. Brooke provides our Board of Directors with public and private capital raising experience, as well as experience in leading early stage biotechnology companies.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our other employees. The Code of Business Conduct and Ethics is available for review on our website at www.steviafirst.com.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, we believe that, during our fiscal year ended March 31, 2014, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2014 and March 31, 2013 for (i) our current principal executive and financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2014 fiscal year and whose total compensation exceeded $100,000 in our 2014 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards ($)	Total ($)
Robert Brooke, Chief Executive Officer (principal executive and financial officer)	2014	143,750	-	143,750
	2013	103,646	-	103,646

Employment Agreements

On January 31, 2012, our Board of Directors appointed Robert Brooke as our Chief Executive Officer, Secretary, Treasurer, and director. On January 31, 2012, we entered into an Executive Employment Agreement with Mr. Brooke. Under the agreement, Mr. Brooke received an initial annual base salary of $100,000 and is eligible to participate in the benefits made generally available to similarly-situated executives. His annual base salary increased to $125,000 in March 2013 and to $150,000 in July 2013. The agreement further provides that if Mr. Brooke is terminated other than for cause, death or disability, he is entitled to receive severance payments equal to six months of his base salary. If Mr. Brooke terminates his employment with us with good reason following a change of control, Mr. Brooke is entitled to receive severance payments equal to 12 months of his base salary. Severance payments will be reduced by any remuneration paid to Mr. Brooke because of Mr. Brooke’s employment or self-employment during the applicable severance period. The Executive Employment Agreement has an initial term of two years.

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

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2014, there were no outstanding options or other equity awards held by our named executive officer listed in the Summary Compensation Table above.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2014. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2014, and Dr. Maida received $30,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2014.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2014:

Name	Fees earned or paid in cash	Stock awards (non-cash) (1)	All other compensation	Total

Dr. Avtar Dhillon (1)	$110,000	$-	$-	$110,000

Dr. Anthony Maida (1)	$30,000	$-	$-	$30,000

(1)	As of March 31, 2014, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held no stock awards and an option award to purchase 500,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 100,000 shares of our common stock and no option awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Stevia First Corp., 5225 Carlson Rd., Yuba City, California 95993. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 27, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	5,650,000	8.4%
Dr. Anthony Maida, III (3)	100,000	*
Robert Brooke	2,572,500	3.8%
Current Directors and Executive Officers as a Group (3 persons)	8,322,500	12.4%

*Less than 1%

(1)	Based on 67,106,570 shares of our common stock issued and outstanding as of June 27, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes an option to purchase 500,000 shares of common stock, which vested and became exercisable in full on April 1, 2012.

(3)	Represents 100,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 33,334 of which vested on January 1, 2013 and 33,333 on January 1, 2014. The remaining 33,333 share vest on January 1, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the information disclosed under the same heading in Item 5 of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On April 23, 2012, we entered into a lease agreement with One World Ranches LLC pursuant to which we lease from One World Ranches LLC certain office and laboratory space located at the address of our principal executive offices. That lease agreement commenced on May 1, 2012 and expires on May 1, 2017, and our rent payments thereunder are $2,300 per month.

Also on April 23, 2012, we entered into a lease agreement with Sutter Buttes LLC pursuant to which we leased from Sutter Buttes LLC approximately 1,000 acres of land in Sutter County, California. That lease agreement commenced on May 1, 2012 and expired on May 1, 2014, and all rent payments thereunder, totaling $250,000, were pre-paid at the commencement of the lease.

One World Ranches LLC and Sutter Buttes LLC are jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains. The lease agreements were approved by our Board of Directors while Dr. Avtar Dhillon abstained from voting.

On August 18, 2012, we entered into a lease agreement with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains, pursuant to which we agreed to lease space located at 33-800 Clark Avenue, Yuba City, California. The month-to-month lease began on August 20, 2012 and our rent payment is $1,000 per month. On August 22, 2012, we paid $1,000 as a refundable security deposit under this lease.

Except as described above, during the fiscal years ended March 31, 2013 and 2014, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2013 and 2014. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2014	2013
Audit Fees	$170,953	$37,779
Audit-Related Fees	-	-
Tax Fees	10,178	-
All Other Fees	-	-
Total Fees	$181,131	$37,779

Audit Fees. The fees identified under this caption were for professional services rendered by Weinberg & Company, P.A.for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Weinberg & Company, P.A. for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption consist of assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption “Audit Fees”.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2014 or 2013

Pre-Approval Policies and Procedures

Our Audit Committee's charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the "de minimis" exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor's independence. Since the establishment of our Audit Committee on August 24, 2012, the Audit Committee approved in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2012 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The financial statements filed as a part of this annual report are as follows:

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The exhibits filed with this annual report are set forth in the Exhibit Index included at the end of this annual report, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

Date: June 30, 2014	By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Brooke as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	June 30, 2014
Robert Brooke

/s/ Avtar Dhillon	Director	June 30, 2014
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	June 30, 2014
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stevia First Corp.

Yuba City, California

We have audited the accompanying balance sheets of Stevia First Corp., (the “Company”) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency at March 31, 2014 and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

June 30, 2014

STEVIA FIRST CORP.

BALANCE SHEETS

	March 31,	March 31,
	2014	2013
Assets

Current Assets
Cash	$1,403,403	$392,483
Prepaid Expense and other current assets	10,637	11,573
Advance payment on related party lease	10,413	125,000
Total Current Assets	1,424,453	529,056

Advance payment on related party lease, net of current portion	-	10,417

Total Assets	$1,424,453	$539,473

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$79,915	$112,263
Accounts Payable - Related Party	16,100	6,930
Accrued Interest	-	9,375
Derivative Liability	1,438,814	398,603
Total Current Liabilities	1,534,829	527,171

Convertible Notes Payable	-	955,000
Less discount	-	(374,592)
Convertible Notes Payable, , net of discount	-	580,408
Total liabilities	1,534,829	1,107,579

Stockholders' Deficiency
Common stock, par value $0.001 per share; 525,000,000 shares authorized; 66,832,523 and 55,659,102 shares issued and outstanding, respectively	66,833	55,659
Unvested, issued common stock	(149,714)	(157,500)
Additional paid-in-capital	8,299,366	3,707,772
Accumulated deficit	(8,326,861)	(4,174,037)
Total stockholders' deficiency	(110,376)	(568,106)
Total liabilities and stockholders' deficiency	$1,424,453	$539,473

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

STATEMENTS OF OPERATIONS

	Years Ended
	March 31,
	2014	2013

Revenues	$-	$-

Operating Expenses:
General and Administrative	2,866,095	1,663,799
Rent and other related party costs	156,400	148,750
Research and development	575,092	736,420
Loss from operations	(3,597,587)	(2,548,969)

Other expenses
Interest expense	(404,317)	(346,912)
Change in fair value of derivative liability	193,915	124,855
Cost of warrant modification	(344,835)	-
Foreign currency translation	-	(42)
Financing cost	-	(78,458)
Gain on settlement of debt	-	107,004

Net loss	$(4,152,824)	$(2,742,522)

Loss per share - Basic and diluted	$(0.07)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	60,128,127	53,370,064

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

YEARS ENDED MARCH 31, 2014 and 2013

					Unvested,
			Additional		Issued
	Common Stock		Paid-in-	Accumulated	Common
	Shares	Amount	Capital	Deficit	Stock	Total

Balance- March 31, 2012	51,650,000	$51,650	$1,330,634	$(1,431,515)	$-	$(49,231)

Common stock subscribed for cash at $1.00 per share	425,000	425	424,575	-	-	425,000
Common stock issued on conversion of notes payable	214,008	214	106,790	-	-	107,004
Common stock issued to employees and director	700,000	700	188,300	-	(157,500)	31,500
Common stock issued upon exercise of options	1,750,000	1,750	407,250	-	-	409,000
Common stock issued as payment of accrued interest	42,316	42	29,458	-	-	29,500
Common stock issued upon the conversion of convertible notes payable	877,778	878	419,122	-	-	420,000
Fair value of stock-based compensation	-	-	801,643	-	-	801,643
Net Loss	-	-	-	(2,742,522)	-	(2,742,522)

Balance, March 31, 2013	55,659,102	55,659	3,707,772	(4,174,037)	(157,500)	(568,106)

Common stock subscribed for cash at $0.34 per share, net of derivative value of warrants	3,676,472	3,677	(119,452)	-	-	(115,775)
Common stock issued to employees and director	100,000	100	35,900		7,786	43,786
Common stock issued upon exercise of warrants	4,676,472	4,677	1,819,828			1,824,505
Common stock issued upon exercise of options	1,250,000	1,250	324,748	-	-	325,998
Common stock issued as payment of accrued interest	43,370	43	37,458	-	-	37,501
Common stock issued upon the conversion of convertible notes payable	1,427,107	1,427	955,133	-	-	956,560
Extinguishment of derivative liabilities	-	-	359,734	-	-	359,734
Fair value of stock-based compensation	-	-	1,178,245	-	-	1,178,245
Net Loss	-	-	-	(4,152,824)	-	(4,152,824)

Balance, March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$(149,714)	$(110,376)

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP

STATEMENTS OF CASH FLOWS

	Years Ended
	March 31,
	2014	2013

Operating activities
Net loss	$(4,152,824)	$(2,742,522)
Adjustments to reconcile net loss to net cash
Stock based compensation	1,222,031	833,143
Gain on settlement of debt	-	(107,004)
Financing cost	-	78,458
Cost of warrant modification	344,835	-
Change in fair value of derivative liability	(193,915)	(124,855)
Amortization of debt discount	374,592	297,884
Cancellation of fees applied to option exercise price	-	196,000
Changes in assets and liabilities:
Advance payment on related party lease	125,004	(135,417)
Prepaid expense	936	(7,873)
Accrued interest	29,686	36,953
Accounts payable - Related Party	9,170	(3,990)
Accounts payable and accrued liabilities	107,652	32,500
Net Cash Used in Operating Activities	(2,132,833)	(1,646,723)

Investing activities
Security deposit	-	(1,000)
Net Cash Used in Investing Activities	-	(1,000)

Financing activities
Proceeds from exercise of warrants, net	1,824,505	-
Proceeds from issuance of convertible notes, net	-	870,000
Proceeds from exercise of options	185,998	213,000
Proceeds from sale of common stock, net	1,133,250	425,000
Net Cash Provided by Financing Activities	3,143,753	1,508,000

Net increase (decrease) in cash	1,010,920	(139,723)
Cash - Beginning of Period	392,483	532,206

Cash - End of Period	$1,403,403	$392,483

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,249,025	$-
Issuance of common stock upon conversion of notes payable and accrued interest	$994,061	$556,504
Cancellation of accounts payable applied to option exercise price	$140,000	$-
Extinguishment of derivative liability	$359,734	-
Fair value of warrants issued with convertible debentures, recognized as note discount	$-	$500,000

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE

YEARS ENDED MARCH 31, 2014 AND 2013

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”), was incorporated under the laws of the State of Nevada on June 29, 2007. During the period from July 1, 2007 to June 30, 2011, the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of Saskatchewan, Canada. The Company was unable to keep the mineral claim in good standing due to lack of funding, and accordingly its interest in it has expired. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby it changed its name from “Legend Mining Inc.” to “Stevia First Corp.” In connection with a related change in management, the addition of key personnel, and the lease of property for laboratory and office space in California, the Company is now pursuing its new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.  As of March 31, 2014, the Company had not produced any revenues.  The Company's fiscal year end is March 31.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities.   ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014.  The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted.  The Company adopted the provisions of ASU 2014-10 for this annual report on Form 10-K for the fiscal year ended March 31, 2014.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,326,861 as at March 31, 2014, and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. After giving effect to the funds received in recent equity and debt financings, we estimate as of March 31, 2014 we will have sufficient funds to operate the business for the next 6 months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.   Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.   We do not presently have, nor do we expect in the near future to have, significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term.   Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.   If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.   If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

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

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and 2013:

March 31, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,438,814	$-	$1,438,814

March 31, 2013

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$398,603	$-	$398,603

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an Black-Scholes-Merton option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

As of March 31, 2014, the Company had no potential common shares that would have a dilutive effect and accordingly the calculations of basic loss and diluted loss per share are the same. Options to acquire 5,150,000 shares of common stock and warrants to acquire 7,727,129 shares of common stock have been excluded from the calculation at March 31, 2014 as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management has not determined the effect of adopting ASU 2014-09 on our ongoing financial reporting.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. RECLASSIFICATION

In presenting the Company’s statement of operations for the year ended March 31, 2013, the Company previously presented $481,698 as general and administrative expenses. In presenting the Company’s statement of operations for the year ended March 31, 2014 and 2013, the Company has reclassified these expenses to research and development.

4.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Subordinated unsecured convertible notes payable, interest at 6% per annum payable quarterly (a)	$-	$625,000
Convertible notes payable (b)	-	330,000
Total convertible notes	-	955,000

Less: note discount	-	(374,592)
Convertible notes payable, net of note discount	$-	$580,408

(a)          On February 7, 2012, the Company entered into a Subscription Agreement with one investor in a private placement, pursuant to which such investor purchased an aggregate of (i) 625,000 shares of common stock at a purchase price of $1.00 per share and (ii) convertible debentures with an aggregate principal amount of $625,000 convertible into a total of 693,774 shares of our common stock at prices ranging from $0.65 to $1.25, in five tranches over a 12 month period beginning on March 1, 2012, for proceeds to us of $250,000 per tranche. The entire principal balance of each debenture was due and payable three years following its date of issuance unless earlier redeemed by the Company in accordance with its terms. Each of these convertible debentures accrued interest at the rate of 6.0% per annum, payable semi-annually in arrears on June 30 and December 31 of each year. As of March 31, 2014, all $625,000 of these convertible debentures had been converted into 693,773 shares of our common stock. During the year ending March 31, 2014, the aggregate accrued interest due on these convertible debentures of $37,501 was converted into 43,370 shares of the Company’s common stock based on the conversion rates of the five tranches of these convertible debentures ranging from $0.65 to $1.25 per share.

Upon the issuance of the convertible notes under the Subscription Agreement, the market price of our common shares was in excess of the conversion price, creating a beneficial conversion feature of $177,404 upon issuance in March 2012, representing the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. The beneficial conversion feature was recorded as a discount to the notes payable and was being amortized over the life of the notes. As of March 31, 2013, the balance of the unamortized discount was $113,341. During the year ended March 31, 2014, the Company recognized interest expense of $113,341 relating to the amortization of the remaining unamortized debt discount as all of the notes were converted into shares of our common stock.

(b)        On October 29, 2012, we entered into a Securities Purchase Agreement with two investors providing for the issuance and sale of an aggregate of $500,000 in convertible debentures and warrants to purchase 1,000,000 shares of our common stock, for proceeds to us of $500,000. The financing closed on November 1, 2012. After deducting for fees and expenses, the aggregate net proceeds from the sale of the debentures and warrants was $445,000. The convertible debentures were non-interest bearing and would have matured on November 1, 2014. The convertible debentures were convertible at the investors’ option into shares of the Company’s common stock at an initial conversion price of $0.50 per share, subject to adjustment upon a reclassification or other change in the Company’s outstanding common stock and certain distributions to all holders of the Company’s common stock. The Company analyzed the conversion feature of the convertible debentures and determined that they called for a fixed number of shares upon their conversion, and were indexed to the Company’s own stock, and were therefore, not subject to derivative accounting. The Company also analyzed whether a beneficial conversion feature existed at the date of issuance of the convertible debentures and determined that no beneficial conversion feature existed on the conversion feature of the convertible debentures upon issuance date as their conversion price equaled the market price of the Company’s stock.

During the year ended March 31, 2013, $170,000 of the debentures were converted into 377,778 shares of common stock, and the remaining balance due on these debentures at March 31, 2013 was $330,000. All of the $330,000 remaining balance of the debentures was converted into 733,334 shares of our common stock during the fiscal year ended March 31, 2014 based on the adjusted conversion price of $0.45 per share.

Each of the investors was also issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares initially issuable to such investor upon conversion of the convertible debenture issued pursuant to the Securities Purchase Agreement, totaling up to 1,000,000 shares of common stock. The warrants had an initial exercise price of $0.70 per share, were exercisable immediately upon issuance and had a term of exercise equal to five years. The Company also issued warrants to purchase up to 80,000 shares of the Company’s common stock to its placement agent related to the financing that had an initial exercise price of $0.625 per share. On March 6, 2013, the exercise price of all the warrants was reduced to $0.50. On June 28, 2013, the exercise price of all of the warrants was further reduced to $0.34. During the year ended March 31, 2014, the investors exercised all of their warrants and acquired 1,000,000 shares of the Company’s common stock at the then-effective exercise price of $0.34 per share. As of March 31, 2014, all of the placement agent’s warrants remained outstanding.

Each of the warrants included an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants issued with the convertible debentures, provided that the exercise price shall not be reduced to less than $0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the exercise price of the warrants was not a fixed amount because it is subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants were not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as a derivative liability upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and the placement agent to be $523,458 upon issuance. These amounts were determined by management using a using a probability weighted average Black-Scholes Merton option pricing model.

The total cost to the Company of the transactions related to the Securities Purchase Agreement was $578,458, which included placement fees and expenses of $55,000 and the fair value of the warrant derivative of $523,458. To account for these costs, the Company recorded a valuation discount of $500,000 upon issuance, and the incremental cost of $78,458 over the face amount of the convertible debentures was recorded as a financing cost during the year ended March 31, 2013. The Company was amortizing the valuation discount to interest expense over the life of the convertible debentures. As of March 31, 2013, the balance of the unamortized discount was $261,249. During the year ended March 31, 2014, the Company recognized interest expense of $261,249 relating to the amortization of the remaining unamortized debt discount as all of the debentures were converted into shares of our common stock.

5. EQUITY

Equity financing

On June 25, 2013, the Company entered into a Securities Purchase Agreement with three investors for the sale of an aggregate of 3,676,472 shares of the Company's common stock and warrants to purchase an aggregate of 11,029,416 shares of the Company’s common stock for total gross proceeds of $1,250,000, or a sales price of $ 0.34 per share.  The offering closed on June 28, 2013. The Company incurred $ 116,750 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,133,250. The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and have initial exercise prices of $ 0.40 , $ 0.50 and $ 0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent related to the financing. The placement agent’s warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately.

Each of the warrants includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants, provided that the exercise price shall not be reduced to less than $ 0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the exercise prices of the warrants were not fixed amounts because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and the placement agent in the financing to be $ 1,249,025 at issuance based upon a weighted average Black-Scholes option pricing model. For financial statement purposes, the amount of the derivative liability created from the issuance of the warrants of $1,249,025 has been offset to the net cash proceeds received of $1,133,250, resulting in a net reduction of additional paid in capital of $ 115,775 resulting from the sale of the shares and warrants.

Common stock issued to employees

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's stock option and incentive plan (the “2012 Stock Incentive Plan”). These shares of common stock issued to employees and a director were valued based upon the market price of the Company’s common stock at the dates of grant for an aggregate fair value of $189,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the year ended March 31, 2014, the Company amortized $33,876 of the fair value of the common stock as services were provided and recognized such amount as stock compensation in the Company’ s statement of operations, and $123,786 remained unamortized as of the period then ended.

In July 2013, the Company issued 100,000 shares of its common stock to an employee of the Company vesting over a period of 31 months from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to the employee were valued based upon the market price of the Company’s common stock at the date of grant for an aggregate fair value of $36,000. As the shares were issued, but not yet vested, the aggregate fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award. During the year ended March 31, 2014, the Company amortized $9,910 of the fair value of the common stock as services were provided and recognized such amount as stock compensation in the Company’ s statement of operations, and $26,090 remained unamortized as of the period then ended.

6. STOCK OPTIONS

The 2012 Stock Incentive Plan authorizes the Company to issue common stock, stock options and other equity awards to its employees, directors and consultants as compensation for services.. Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

During the year ended March 31, 2013, options to purchase 450,000 shares of the Company’s common stock at an exercise price of $0.10 per share, and options to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.28 per share were exercised resulting in total proceeds to the Company of $213,000. Also during the year ended March 31, 2013, options to purchase an aggregate of 700,000 shares of common stock with exercise prices of $0.28 per share were exercised by consultants in exchange for an aggregate of $196,000 in fees owed to such consultants pursuant to their respective consulting service agreements with the Company.

During the year ended March 31, 2014, the Company granted 225,000 options to employees and 4,000,000 options to consultants that expire between three and ten years from the applicable date of grant. Assumptions used in valuing stock options granted during the year ended March 31, 2014 are as follows: (i) volatility rate between 78.74% and 92.15%, (ii) discount rate of between 0.63% and 3.04%, (iii) zero expected dividend yield, and (iv) expected life of between 3 and five years for options granted to consultants based upon the contractual term of the option and expected life of approximately 7 years for options granted to employees, which represents the average of the term of the option and the vesting period.

In November 2013, 500,000 options were exercised by a consultant at an exercise price of $0.32 per share.  In lieu of cash proceeds, the options were exercised in exchange for $140,000 in fees owed pursuant to their consulting service agreement. Also, between the months of November 2013 to March 2014, an aggregate of 750,000 options were exercised in exchange for 750,000 shares of the Company’s common stock at exercise prices ranging from $0.10 to $0.32 per share or total proceeds to the Company of $185,998.

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2013 and 2014 is as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	2,100,000	$0.10
Granted	2,025,000	0.29
Exercised	(1,750,000)
Cancelled	(100,000)
Balance outstanding at March 31, 2013	2,275,000	$0.16
Granted	4,225,000
Exercised	(1,250,000)
Cancelled	(100,000)
Balance outstanding at March 31, 2014	5,150,000	$0.26
Balance exercisable at March 31,2014	4,291,670	$0.29

A summary of the Company’s stock options outstanding as of March 31, 2014 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, March 31, 2014	1,350,000	$0.10	$1.00
	200,000	$0.27	$0.27
	750,000	$0.32	$0.32
	300,000	$0.35	$0.35
	100,000	$0.36	$0.36
	1,600,000	$0.40	$0.40
	25,000	$0.42	$0.42
	100,000	$0.44	$0.44
	125,000	$0.47	$0.47
	600,000	$0.51	$0.51
	5,150,000
Options Exercisable, March 31, 2014	1,350,000	$0.10	$1.00
	141,666	$0.27	$0.27
	750,000	$0.32	$0.32
	200,000	$0.35	$0.35
	16,670	$0.36	$0.36
	1,600,000	$0.40	$0.40
	8,334	$0.42	$0.42
	25,000	$0.44	$0.44
	-	$0.47	$0.47
	200,000	$0.51	$0.51
	4,291,670

During the years ended March 31, 2014 and 2013, we expensed total stock-based compensation related to stock options of $1,178,245 and $801,643, respectively, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2014 was $290,332. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at March 31, 2014, was $553,000.

7. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2013 and 2014 is as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2012	-	$-
Granted	1,080,000	0.50
Exercised	-
Cancelled	-	-
Balance outstanding at March 31, 2013	1,080,000	$0.50
Granted	11,323,601	0.50
Exercised	(4,676,472)	0.41
Cancelled
Balance outstanding at March 31, 2014	7,727,129	$0.41
Balance exercisable at March 31, 2014	7,727,129	$0.41

The purchasers who entered into the Securities Purchase Agreement on October 29, 2012, were issued warrants to purchase up to 1,000,000 shares of the Company’s common stock. The warrants had an initial exercise price of $ 0.70 per share, were exercisable immediately upon issuance and had a term of exercise equal to five years. On March 6, 2013, the exercise price of the warrants was reduced to $0.50, and on June 28, 2013, the exercise price was further reduced to $ 0.34 per share. We also issued warrants to purchase up to 80,000 shares of the Company’s common stock to the placement agent in the offering. The placement agent’s warrants had an initial exercise price of $0.625 per share and a term of five years and were exercisable immediately. On March 6, 2013, the exercise price of the placement agent’s warrants was reduced to $0.50 and on June 28, 2013, the exercise price of the placement agent’s warrants was reduced to $ 0.34. During the year ended March 31, 2014, the purchasers exercised all of their warrants and acquired 1,000,000 shares of the Company’s common stock at the then-effective exercise price of $0.34 per share, resulting in $340,000 in proceeds to the Company. All of the placement agent’s warrants remained outstanding as of March 31, 2014.

The purchasers who entered into the Securities Purchase Agreement on June 25, 2013, were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and had initial exercise prices of $ 0.40, $ 0.50 and $ 0.60 per share, respectively, are exercisable immediately upon issuance, and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately.

In consideration of applicable guidance, the Company has determined that none of the warrants are considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterizes the fair value of these warrants as derivative liabilities (See Note 8). The aggregate intrinsic value of all of the outstanding warrants at March 31, 2014 was $42,365.

In November 2013 and December 2013, certain purchasers under the June 25, 2013 Securities Purchase Agreement exercised some of their six-month warrants and acquired an aggregate of 314,000 shares of the Company's common stock at the then-effective exercise price of $0.50 per share, resulting in gross proceeds of $ 157,000 to the Company. On December 6, 2013, the Company offered the purchasers holding the remaining six-month warrants the right to exercise all of those warrants, for an aggregate of 3,362,472 shares of the Company’s common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.42 per share, so long as the exercise thereof occurred on or before December 9, 2013. The Company accounted for the reset of the exercise price of the Series B warrants as a modification of the Series B warrants. As such, the Company calculated the fair value of the warrants as of that date and accounted for the incremental change in the fair value of the Series B warrants of $109,503 as a cost of modification expense in the Company’s statement of operations for the fiscal year ended March 31, 2014.

On December 9, 2013, all of the purchasers acted on the early exercise offer and the Company issued 3,362,472 shares of its common stock, resulting in gross proceeds of $1,327,504 to the Company. As these warrants were accounted for as derivative liabilities as of their issue date, their corresponding fair values at the date of exercise of $359,731 were extinguished when the $3,676,472 Series B warrants were exercised, and charged to additional paid-in capital.

In March 2014, we extended to September 30, 2014 the expiration date of the 3,676,472 Series C nine-month warrants issued pursuant to the June 25, 2013 Securities Purchase Agreement. The Company accounted for the extension of the termination date as a modification of the of the Series C warrants and accounted for the incremental change in the fair value of the Series C warrants of $235,332 as a cost of modification expense in the Company’s statement of operations for the fiscal year ended March 31, 2014. As these warrants were accounted for as derivative liabilities as of their issue date, the fair value at the date of modification was calculated by the Company based upon an internally-prepared valuation tool using an option-pricing model reflecting a probability weighted average Black Scholes-Merton valuation technique.

8. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the Securities Purchase Agreements (described in Note 4 and Note 5), and the warrants issued as part of the equity financing (described in Note 5) do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants issued pursuant to these Securities Purchase Agreements have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the applicable dates of issuance and as of March 31, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2013	Upon Issuance	Modification	March 31, 2014
Exercise Price	$0.50	$0.40- 0.60	$0.42	$0.34 – 0.42
Stock Price	$0.45	$0.35	$0.44 - 0,52	$0.41
Risk-free interest rate	0.25%	2.52%	0.02 to 0.07%	0.07 – 1.73%
Expected volatility	123.68%	78.7%	78.7% to 92.15%	92.15%
Expected life (in years)	4.5 years	0.5-5.0 years	0.06 - 0.50 years	0.50 – 4.25 years
Expected dividend yield	0	0	0	0

Fair Value:	$398,603	$1,249,025	$344,835	$1,438,814

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

During the year ended March 31, 2013, we recognized derivative liabilities of $523,458 related to the warrants issued in conjunction with the issuance of convertible debentures. For the year ended March 31, 2013, the Company recorded a change in fair value of the derivative liability of $124,855. As of the fiscal year ended March 31, 2013, balance of the fair value of the derivative liabilities was $398,603.

During the year ended March 31, 2014, we recognized additional derivative liabilities of $1,249,025 related to the warrants issued in conjunction with the sale of the Company’s common stock. Also, during the current fiscal year ended March 31, 2014, certain terms of the derivative liabilities were modified, and the aggregate incremental change in their fair values of $344,835 were accounted for as an increase in the fair value of the derivative liabilities as of date of modification (described in Note 7). Additionally, certain warrants that were accounted for as derivatives were exercised, and as such their corresponding fair value at the exercise dates of $359,731 were extinguished from the derivative liabilities balance. For the year ended March 31, 2014, the Company recorded a change in fair value of the derivative liability of $193,915. As of the current fiscal year ended March 31, 2014, the aggregate fair value of the derivative liabilities was $1,438,814.

9.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of March 31, 2014, the Company had net operating loss carry forwards of approximately $8,326,859 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

10.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

Advance payment of related party lease

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California. The Sutter Lease began on May 1, 2012 and expired on May 1, 2014 and the Company pre-paid the aggregate amount of all rent payments thereunder, totaling $250,000. Sutter Buttes, the landlord under the Sutter Lease, is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains.

The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, advance payment of related party lease, and was amortized over the term of the lease of 24 months. During the year ended March 31, 2014, the Company recognized rent expense of $125,000 related to the Sutter Lease. As of March 31, 2014, the unamortized balance of the advance payment of the related party lease was $10,413. The lease expired on May 1, 2014 and was not renewed and the Company is not renting or leasing the property after the expiration of the lease.

Other related party lease obligations

On April 23, 2012, the Company entered into a lease agreement with One World Ranches LLC (“One World Ranches”), pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California (the “Carlson Lease”). The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

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

Aggregate payments under the above leases for the years ended March 31, 2014 and 2013 were $156,400 and $148,750, respectively.

11. COMMITMENTS

We have exclusive and worldwide rights to patents and patent applications obtained through a license agreement with Vineland Research and Innovations Centre, Inc. entered into in August 2012 and amended in October 2013 (the “Vineland License”). The patent family includes an issued U.S. patent, an issued European Union patent, and an issued Canadian patent. On October 10, 2013, we entered into an amendment to the Vineland License, pursuant to which Vineland agreed to license to us an additional patent application and to pay up to $50,000 in patent prosecution cost related to the new patent application. The patents and patent applications covered by the Vineland License relate to microbial production of steviol and steviol glycosides. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired. Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of the agreement of $50,000, all of which have been paid and recorded as expenses. In addition to these cash fees, we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.

12. SUBSEQUENT EVENTS

One consultant exercised options to purchase 50,000 shares of the Company’s common stock in April 2014 at an exercise price of $0.10 per share. The Company received proceeds of $5,000 from this exercise.

In May 2014, the Company issued 224,047 shares of the Company’s common stock to a consultant as payment for services and recorded expenses of $94,100 based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan. Also in May 2014, the Company granted to an employee under the 2012 Stock Incentive Plan an option to purchase 150,000 shares of the Company’s common stock which vest over three years and 100,000 shares of restricted common stock which vest over two years.

In May 2014, the Company purchased from a third party, for aggregate proceeds of $50,000, certain assets related to facilitate the initiation of its research products operations, pursuant to which the Company intends to commercialize research products that it develops in connection with its stevia-related research and development activities. The Company began marketing and selling certain research products and recognizing revenue from those sales in May 2014.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Offer Letter to Series B Warrant holders dated December 6, 2013 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.)
4.3	Offer Letter to Series C Warrant holders dated March 27, 2014 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.1	Form of Convertible Debenture Subscription Agreement dated January 31, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.2	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.3#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.4#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.5	Form of Convertible Debenture Subscription Agreement dated February 7, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.6	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.7	Note Exchange Agreement, dated May 24, 2012, by and between the registrant and Hsien Loong Wong (Incorporated by reference to Exhibit 10.1 to the registration’s Current Report on Form 8-K filed with the SEC on May 25, 2012.)
10.8	Note Exchange Agreement, dated May 24, 2012, by and between the registrant and Wong Tsan Tung (Incorporated by reference to Exhibit 10.2 to the registration’s Current Report on Form 8-K filed with the SEC on May 25, 2012.)
10.9	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.10	Lease Agreement, dated April 23, 2012, by and between the registrant and Sutter Butte Ranches LLC (Incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.11	Form of Securities Purchase Agreement, dated October 29, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.12	Form of 0% Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.13	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.14	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.15	Placement Agent Agreement, dated October 29, 2012, by and between the registrant and Dawson James Securities, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.16	License Agreement, dated August 28, 2012 by and between the registrant and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed with the SEC on March 6, 2013 (File No. 333-185215.))
10.17#	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.)
10.18	Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
10.19	Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013.)
10.20	Form of Stock Release Agreement dated April 2, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.21#*	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan.
21.1*	Subsidiaries

35

23.1*	Consent of Weinberg & Company, P.A.
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	BRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

36