Form 10-Q
period 2014-06-30
Stevia First Corp.
filed 2014-08-14
CIK 1438943

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 67,206,570 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2014

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(unaudited)
Assets
Current Assets
Cash	$830,129	$1,403,403
Accounts receivable, net	27,925	-
Inventory	15,866	-
Prepaid expenses	9,464	10,637
Advance payment on related party lease	-	10,413

Total Assets	$883,384	$1,424,453

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$161,254	$79,915
Accounts payable - Related Party	23,000	16,100
Derivative liability	1,290,557	1,438,814

Total liabilities	1,474,811	1,534,829

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 67,206,570 and 66,832,523 shares issued and outstanding	67,207	66,833
Unvested, issued common stock	(168,791)	(149,714)
Additional paid-in-capital	8,492,815	8,299,366
Accumulated deficit	(8,982,658)	(8,326,861)
Total stockholders' deficit	(591,427)	(110,376)
Total liabilities and stockholders' deficit	$883,384	$1,424,453

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Revenue	$41,441	$-
Cost of goods sold	11,875	-
Gross profit	29,566	-

Operating expenses:
General and administrative	566,666	726,196
Rent and other related party costs	20,317	41,150
Research and development	245,980	123,239
Total operating expenses	832,963	890,585

Loss from operations	(803,397)	(890,585)

Other income (expenses)
Interest expense	(657)	(193,741)
Change in fair value of derivative liability	148,257	185,021
Net loss	$(655,797)	$(899,305)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding- basic and diluted	66,878,127	56,036,546

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Unvested,
			Additional		Issued
	Common Stock		Paid-in-	Accumulated	Common
Description	Shares	Amount	Capital	Deficit	Stock	Total

Balance- March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$(149,714)	$(110,376)
Common stock issued upon exercise of stock options	50,000	50	4,950	-	-	5,000
Common stock issued to employee, unvested	100,000	100	37,900	-	(19,077)	18,923
Common stock issued for services	224,047	224	93,876	-	-	94,100
Fair value of vested stock options	-	-	56,723	-	-	56,723
Net loss	-	-	-	(655,797)	-	(655,797)

Balance- June 30, 2014 (unaudited)	67,206,570	$67,207	$8,492,815	$(8,982,658)	$(168,791)	$(591,427)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Operating activities
Net loss	$(655,797)	$(899,305)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	56,723	422,099
Fair value of vested common stock	18,923	-
Change in fair value of derivative liability	(148,257)	(185,021)
Fair value of common stock issued for services	94,100	-
Amortization of debt discount	-	184,366
Changes in operating assets and liabilities:
Accounts receivable	11,570	-
Inventory	(15,866)	-
Prepaid expenses	1,173	322
Advance payment on related party lease	10,413	31,251
Accounts payable and accrued liabilities	31,339	70,253
Accounts payable - related party	6,900	7,181
Accrued interest	-	9,375
Net cash used in operating activities	(588,779)	(359,479)

Investing activities
Acquisition of cash upon acquisition	10,505
Net cash used in investing activities	10,505	-

Financing activities
Proceeds from exercise of options	5,000	-
Shares sold	-	1,133,250
Net cash provided by financing activities	5,000	1,113,250

Net (decrease) increase in cash	(573,274)	773,771

Cash and cash equivalent - beginning of period	1,403,403	392,483
Cash and cash equivalent - end of period	$830,129	$1,166,254
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$658	$12,075
Income taxes	$-	$-

Non-cash activities:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$211,250
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,249,025
Acquisition of accounts receivable upon acquisition	$39,495	$-
Issuance of unvested common stock to employee	$38,000	$-

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2014

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,982,658 as at June 30, 2014, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $591,427 at June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2014 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of June 30, 2014 we will have sufficient funds to operate the business for the next 6 months, if we limit our planned activities.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, sufficient or consistent revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term.   Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2014 was derived from the audited financial statements as of and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014. These financial statements should be read in conjunction with that report.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the fair value of shares issued for services, fair value of warrants issued in conjunction with convertible debentures, and assumptions used in the valuation of conversion features of our outstanding securities and derivative liabilities.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At June 30, 2014, the allowance for doubtful accounts and returns and discounts was approximately $3,000.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and March 31, 2014:

June 30, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,290,557	$-	$1,290,557

March 31, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,438,814	$-	$1,438,814

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Revenue Recognition

Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and our credit acceptance procedures have been performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” which requires presentation of both basic and diluted earnings or loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

As of June 30, 2013 and 2014, the Company had potentially dilutive instruments outstanding whose shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. Options to acquire 5,425,000 shares of common stock and warrants to acquire 7,727,129 shares of common stock have been excluded from the calculation at June 30, 2014, as the effect would have been anti-dilutive. Options to acquire 3,675,000 shares of common stock, warrants to acquire 12,403,601 shares of common stock, and 999,328 common shares potentially issuable under convertible note agreements have been excluded from the calculation at June 30, 2013, as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) .” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10),
Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2015, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for its annual report on Form 10-K for the fiscal year ended March 31, 2014.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. ACQUISITIONS

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owns 20% of Percipio. The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. At June 30, 2014, $35,000 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The Company has determined that the acquisition is not a material acquisition and accordingly, no pro-forma information has been presented.

In conjunction with the Percipio asset purchase, we entered into written employment agreements with Dr. Fang Lu, owner and President of Percipio, under which he will serve as Senior Scientist for the Company. Dr. Lu’s employment agreement commenced on May 17, 2014 and is terminable at any time at the option of Dr. Lu or the Company. Under the employment agreement, Dr. Lu is entitled to an annual salary of $95,000.

4. EQUITY

Common stock issued to employees

In May 2014, the Company issued 100,000 shares of its common stock to an employee of the Company vesting over a period ranging on two years from the date of grant under the Company's 2012 Stock Incentive Plan. These shares of common stock issued to an employee were valued based upon the trading price of the Company’s stock at the date of grant for fair value of $38,000. As the shares were issued, but not yet vested, the total fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award and is presented under the caption “Unvested, issued common stock” on the Company’s accompanying statement of stockholders’ deficit. During the three months ended June 30, 2014, the Company amortized $18,923 of the fair value of the common stock issued during the current and prior years, as the shares vested during the current period then ended, and recognized as stock compensation in the Company’s statement of operations during the current period then ended.

Common stock issued to consultant for services

In May 2014, the Company issued 224,047 shares of the Company’s common stock to a consultant as payment for services and recorded as expense of $94,100 based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan.

5. STOCK OPTIONS

The Company has adopted a stock option and incentive plan (the “2012 Stock Incentive Plan”). Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the three months ended June 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	5,150,000	$0.26
Granted	350,000	0.40
Exercised	(50,000)	0.10
Cancelled	(25,000)	0.47
Balance outstanding at June 30, 2014	5,425,000	$0.32
Balance exercisable at June 30,2014	4,541,670	$0.30

At June 30, 2014, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, June 30, 2014	1,300,000	$0.10	$1.00
	200,000	$0.27	$0.27
	750,000	$0.32	$0.32
	300,000	$0.35	$0.35
	100,000	$0.36	$0.36
	150,000	$0.38	$0.38
	1,600,000	$0.40	$0.40
	225,000	$0.42	$0.42
	100,000	$0.44	$0.44
	100,000	$0.47	$0.47
	600,000	$0.51	$0.51
	5,425,000
Options Exercisable, June 30, 2014	1,300,000	$0.10	$1.00
	141,666	$0.27	$0.27
	750,000	$0.32	$0.32
	275,000	$0.35	$0.35
	16,670	$0.36	$0.36
	1,600,000	$0.40	$0.40
	33,334	$0.42	$0.42
	25,000	$0.44	$0.44
	400,000	$0.51	$0.51
	4,541,670

During the three months ended June 30, 2014, the Company granted to employees options to purchase an aggregate of 325,000 shares of the Company’s common stock that expire ten years from date of grant, with vesting periods ranging from 24 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 88.18%, (ii) discount rate of 1.62%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the option and the vesting period. The total fair value of the current option grants to employees at grant dates was approximately $104,000.

During the three months ended June 30, 2014, the Company also granted to a consultant options to purchase 25,000 shares of the Company’s common stock that expire five years from date of grant, and fully vested as of the grant date. The fair value of these options granted to a consultant was estimated, as the options vest, using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 88.18%, (ii) discount rate of 2.53%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the current option grant to consultant at grant date was approximately $8,000.

During the three months ended June 30, 2014 and 2013, we expensed total stock-based compensation related to vesting stock options of $56,723 and $410,849, respectively, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2014 was $296,278. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding and exercisable stock options at June 30, 2014 were approximately $542,000 and $506,000, respectively.

6. WARRANTS

At June 30, 2014, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	7,727,129	$0.41
Granted	-	-
Exercised	-
Cancelled	-	$-
Balance outstanding and exercisable at June 30, 2014	7,727,129	$0.41

The purchasers who entered into the Securities Purchase Agreement on June 25, 2013, were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and had exercise prices of $0.40, $0.42 (as reset) and $ 0.42 (as reset) per share, respectively, are exercisable immediately upon issuance, and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately. During the year ended March 31, 2014, 3,676,472 of these warrants were exercised based on a reset exercise price of $0.42 per share.

In consideration of applicable guidance, the Company has determined that none of the warrants are considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterizes the fair value of these warrants as derivative liabilities (See Note 7). The aggregate intrinsic value of all of the outstanding and exercisable warrants at June 30, 2014 was $42,365.

7. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the June 2013 securities purchase agreements (described in Note 6) do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of June 30, 2014, and March 31, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	June 30, 2014	March 31, 2014
Exercise Price	$0.34-0.42	$0.34 – 0.42
Stock Price	$0.41	$0.41
Risk-free interest rate	0.04-1.25%	0.07 – 1.73%
Expected volatility	88.18%	92.15%
Expected life (in years)	.25-4.0 years	0.50 – 4.25 years
Expected dividend yield	0	0

Fair Value:	$1,290,557	$1,438,814

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

For the three months ended June 30, 2014, the Company recorded a change in fair value of the derivative liability of $148,257, due to the decline in the aggregate fair value of the Company’s derivative liability from its fair value at March 31, 2014 of $1,438,814. As of June 30, 2014, the aggregate fair value of the derivative liability was $1,290,557.

8.   RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

Advance payment of related party lease

On April 23, 2012, the Company entered into a lease agreement (the “Sutter Lease”) with Sutter Buttes LLC (“Sutter Buttes”), pursuant to which the Company has agreed to lease from Sutter Buttes approximately 1,000 acres of land in Sutter County, California. The Sutter Lease began on May 1, 2012 and the Company paid the aggregate amount of all rent payments thereunder, totaling $250,000, at the commencement of the lease. Sutter Buttes, the landlord under the Sutter Lease, is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains. The amount of all rent payments under the Sutter Lease of $250,000 was accounted for by the Company as an asset, Advance payment of related party lease, and was amortized over the term of the lease of 24 months. In April 2014, the Company recognized the remaining unamortized advance payment of $10,413 as rent expense related to the Sutter Lease. The Sutter Lease expired on May 1, 2014 and was not renewed and the Company is not renting or leasing the property after the expiration of the lease.

Other related party lease obligations

On April 23, 2012, the Company entered into a lease agreement (the “Carlson Lease”) with One World Ranches, LLC (“One World Ranches”), which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California .. The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease an apartment located at 33-800 Clark Avenue, Yuba City, California. The Company uses this apartment as an alternative to renting hotel rooms for management use since several of our managers are not resident in Yuba City. The month to month lease began on August 20, 2012 and the Company’s rent payment is $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the three months ended June 30, 2014 and 2013 were $20,317 and $41,150, respectively.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owns 20% of Percipio. Mr. Brooke did not participate in the decision to purchase the assets from Percipio. The assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. During the three months ended June 30, 2014, the Company paid $15,000 of the purchase price. As of June 30, 2014, $35,000 remains unpaid and is included in accounts payable on the Company’s balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 30, 2014, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or plan of operations; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed by any forward-looking statements. As a result, readers should not place undue reliance on any of the forward-looking statements we make in this report. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 under the name Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.

Plan of Operations

As of the date of this report, we have not yet generated or realized significant revenues from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had a net loss for the quarter ended June 30, 2014 of $655,797, and we had stockholders’ deficit as of June 30, 2014 of $591,427. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual audited financial statements for the fiscal year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our long-term strategy is to develop the following proprietary technologies related to stevia and beyond: 1) fermentation technologies for stevia, through enzymatic enhancement and microbial fermentation, 2) extraction and purification methods for stevia, including process control systems that could be implemented at facilities in California, 3) artificial intelligence and machine learning algorithms, which could enable us to improve and optimize multiple process variables simultaneously that are critical to our stevia production methods, and 4) agricultural drones, particularly for a unique stevia application involving the interruption of its photoperiod by overnight illumination with LED lights, which has been shown in a laboratory setting to more than double the yield of stevia plants. In furtherance of these long-term goals, we expect to focus on the following activities during the remainder of calendar year 2014 and calendar year 2015, all as resources permit:

•	Conducting additional research and development activities to advance our proprietary technologies for stevia production and explore related uses of these technologies for product applications across diverse end markets;

•	Initiating our stevia fermentation process at industrial scale and as a commercial process, either through internal facilities, a contract manufacturer, or a strategic partner, and obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in order to market and sell our first commercial product, a high purity stevia extract;

•	Acquiring rights to and beginning to integrate and grow a stevia sales and distribution business, including developing relationships with multinational customers and adding new marketing and sales support;

•	Designing, building and operating a stevia extraction and purification facility in California through our subsidiary,SF Pure, and forming a local stevia grower network to support stevia leaf production in California;

•	Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our research and development efforts; and

•	Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our present operations consist of research and development efforts focused on harnessing breakthrough technologies for stevia production and additional applications, combined with business operations that seek to develop and commercialize stevia products and other commercial applications including research tools. Certain of our planned commercial operations will be pursued through a proposed relationship with Qualipride International (“Qualipride”), which relationship is presently in negotiations and non-binding in all respects and which operations will not be engaged in unless and until such relationship is finalized. The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong.

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

Proposed Arrangements with Qualipride

Additionally, in 2014, we entered discussions regarding certain partnership and collaboration arrangements with Qualipride, a significant stevia supplier based in China with reported access to annual stevia supply greater than 2,000 metric tons, and whose management has acted in an advisory capacity to Stevia First since 2012. In May 2014, we entered into a non-binding term sheet with Qualipride for definitive agreements that are intended to result in our company substantially taking over Qualipride’s stevia sales and distribution business, obtaining an exclusive license outside China to use their proprietary methods for stevia extraction and purification, and forming the SF Pure subsidiary to design and construct stevia processing facilities in California using Qualipride’s proprietary designs. Certain commercial operations pursuant to this arrangement including the construction of stevia processing facilities will be managed by SF Pure, an operating subsidiary of Stevia First that will be 30% owned by Qualipride. Pursuant to the arrangement SF Pure must be financed with at least $2.55 million prior to July 2015. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such fund primarily through debt financing. The definitive arrangements and structure for these operations have not been formalized yet, and as a result, there is not presently any binding relationship between us and Qualipride. Even upon entering into any necessary binding contracts, Qualipride and their affiliated suppliers and equipment providers are mostly private companies based in China, and so it may be difficult to enforce these contracts. In addition, there are other risk factors that apply to these proposed arrangements and commercial operations that may influence our ability to achieve expected milestones within the timeframes provided or at all which are discussed in the risk factors included in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

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

Over the 12 months following the date of this report, we aim to increase the scale of our research and development and commercial operations. As of August 12, 2014, we had eight full-time employees. Total expenditures over the 12 months following June 30, 2014, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Results of Operations

Three Months Ended June 30, 2014 and June 30, 2013

Our net loss during the three months ended June 30, 2014 was $655,797 compared to a net loss of $899,305 for the three months ended June 30, 2013 (a decrease in net loss of $243,508). During the three months ended June 30, 2014, we generated $41,441 in revenue and $29,566 in gross profit from initial sales of oxidative biomarker test kits. We expect such sales to continue at approximately this rate. During the three months ended June 30, 2013, we did not generate any revenue.

During the three months ended June 30, 2014, we incurred general and administrative expenses in the aggregate amount of $566,666 compared to $726,196 incurred during the three months ended June 30, 2013 (a decrease of $159,530). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock based compensation costs which increased to $75,646 in the period ending June 30, 2014, as compared to $422,099 in the period ending June 30, 2013.

In addition, during the three months ended June 30, 2014, we incurred research and development costs of $245,980, compared to $123,239 during the three months ended June 30, 2013 (an increase of $122,741). These resulted from our increased research and development activities, including equipment costs related to prototype development.

During the three months ended June 30, 2014, we incurred related party rent and other costs totaling $20,317 compared to $41,150 incurred during the three months ended June 30, 2013 (a decrease of $20,833). This decrease resulted from the expiration of one of the related party leases in May 2014.

This resulted in a loss from operations of $803,397 during the three months ended June 30, 2014 compared to a loss from operations of $890,585 during the three months ended June 30, 2013.

During the three months ended June 30, 2014, we recorded total other (income) expenses in the amount of $(147,600), compared to total other expenses recorded during the three months ended June 30, 2013 in the amount of $8,720. During the three months ended June 30, 2014, we incurred interest expense of $657 compared to $193,741 incurred during the three months ended June 30, 2013 (a decrease of $193,084). The decrease in interest expense was directly related to the amortization of valuation discount on our convertible notes. We also recorded a gain related to the change in fair value of derivatives of $148,257 during the three months ended June 30, 2014, compared to a gain of $185,021 during the 2013 quarter. This resulted in a net loss of $682,200 during the three years ended June 30, 2014 compared to a net loss of $899,305 during the three months ended June 30, 2013.

The decrease in net loss during the three years ended June 30, 2014 compared to the three months ended June 30, 2013 is attributable primarily to lower general and administrative expenses incurred in the development of our business as an agricultural biotechnology company engaged in the development of stevia products and lower interest expense. The Company had no revenues during the three months ended June 30, 2013.

Liquidity and Capital Resources

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. Our financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,982,658 as at June 30, 2014, and further losses are anticipated in the development of its business. The Company also had a stockholders’ deficit of $591,427 at June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As of June 30, 2014, we had total current assets of $883,384 which was comprised mainly of cash of $830,129, . Our total current liabilities as of June 30, 2014 were $1,474,811 represented primarily by accounts payable and accrued liabilities of $161,254, accounts payable to related party of $23,000, and derivative liability of $1,290,557. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 6 to our financial statements. As a result, on June 30, 2014, we had a working capital deficiency of $591,427.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. After giving effect to the funds received in the recent equity and debt financings, we estimate as of June 30, 2014 we will have sufficient funds to operate the business for the next 6 months; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.   We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.   In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2014, net cash used in operating activities was $588,799 compared to net cash used in operating activities of $359,479 for the three months ended June 30, 2013. This increase was primarily attributable to a decrease in stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2014 consisted of a net loss of $655,797, a change in fair value of derivative liability of $148,257, offset by $169,746 related to stock based compensation. Net cash used in operating activities during the three months ended June 30, 2013 consisted primarily of a net loss of $899,305 and change in fair value of derivative liability of $185,021, offset by $422,099 related to stock-based compensation.

Net Cash Used in Investing Activities

During the three months ended June 30, 2014 net cash used in investing activities was $10,505 was attributable to net cash acquired under the Percipio acquisition. During the three months ended June 30, 2013, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2014, net cash provided by financing activities was $5,000 compared to net cash provided by financing activities of $1,133,250 for the three months ended June 30, 2013. Net cash provided by financing activities during the three months ended June 30, 2014 was attributable to the exercise of stock options. Net cash provided by financing activities during the three months ended June 30, 2013 was attributable to the sale of common stock and warrants.

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

Revenue Recognition

Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and our credit acceptance procedures have been performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

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

The fair value of our common stock option and warrant grants is estimated using the Black-Scholes-Merton option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton option pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton option pricing model could materially affect compensation expense recorded in future periods.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, FASB issued Accounting Standards Update (ASU) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2015, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for its annual report on Form 10-K for the fiscal year ended March 31, 2014.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2014 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2014:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2014. As a result, there were no changes in our internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2014, the Company issued 224,047 shares of the Company’s common stock to a consultant as payment for services and recorded expenses of $94,100 based on the closing market price of our common stock on the date of the issuance.    The shares of common stock issued to the consultant have not been registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The consultant has represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it is acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Offer Letter to Series C Warrant holders dated March 27, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.1	Second Amendment to the Stevia First Corp. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Offer Letter to Series C Warrant holders dated March 27, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.1	Second Amendment to the Stevia First Corp. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1*†	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document *†
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

