Form 10-Q
period 2014-09-30
Stevia First Corp.
filed 2014-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, there were 72,430,100 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(unaudited)
Assets
Current Assets
Cash	$1,782,177	$1,403,403
Accounts receivable, net	39,396	-
Inventory	19,417	-
Prepaid expenses	21,464	10,637
Advance payment on related party lease	-	10,413

Total Assets	$1,862,454	$1,424,453

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$203,458	$79,915
Accounts payable - Related Party	1,000	16,100
Derivative liability	1,338,849	1,438,814

Total liabilities	1,543,307	1,534,829

Stockholders' Equity (Deficit)
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 72,430,100 and 66,832,523 shares issued and outstanding	72,430	66,833
Unvested, issued common stock	(404,034)	(149,714)
Additional paid-in-capital	11,041,158	8,299,366
Accumulated deficit	(10,390,407)	(8,326,861)
Total stockholders’ equity (deficit)	319,147	(110,376)
Total liabilities and stockholders’ equity (deficit)	$1,862,454	$1,424,453

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$86,695	$-	$128,136	$-
Cost of goods sold	22,106	-	33,981	-
Gross profit	64,589	-	94,155	-

Operating expenses:
General and administrative	933,060	701,318	1,499,726	1,427,514
Rent and other related party costs	9,900	31,950	30,217	73,100
Research and development	207,663	100,156	453,643	223,395
Total operating expenses	1,150,623	833,424	1,983,586	1,724,009

Loss from operations	(1,086,034)	(833,424)	(1,889,431)	(1,724,009)

Other income (expenses)
Cost to induce exercise of warrants	(961,767)	-	(961,767)	-
Interest expense	(4,055)	(41,346)	(4,712)	(235,087)
Change in fair value of derivative liability	644,107	93,090	792,364	278,111
Total other income (expense)	(321,715)	51,744	(174,115)	43,024

Net loss	$(1,407,749)	$(781,680)	$(2,063,546)	$(1,680,985)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding- basic and diluted	68,630,355	59,784,168	67,356,536	57,898,055

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Unvested,
			Additional		Issued
	Common Stock		Paid-in-	Accumulated	Common
Description	Shares	Amount	Capital	Deficit	Stock	Total

Balance- March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$(149,714)	$(110,376)
Common stock issued upon exercise of stock options	50,000	50	4,950	-	-	5,000
Common stock issued to employees, vested	1,500,000	1,500	456,500	-	(254,320)	203,680
Common stock issued for services	371,105	371	143,729	-	-	144,100
Fair value of vested stock options	-	-	121,721	-	-	121,721
Fair value of vested warrants granted to employees			278,711			278,711
Common stock issued upon exercise of warrants	3,676,472	3,676	1,466,813			1,470,489
Extinguishment of derivative liability	-	-	269,368	-	-	269,368
Net loss	-	-	-	(2,063,546)	-	(2,063,546)

Balance- September 30, 2014 (unaudited)	72,430,100	$72,430	$11,041,158	$(10,390,407)	$(404,034)	$319,147

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013

Operating activities
Net loss	$(2,063,546)	$(1,680,985)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	121,721	665,873
Fair value of vested common stock	203,680	28,029
Change in fair value of derivative liability	(792,364)	(278,111)
Fair value of common stock issued for services	144,100	-
Fair value of vested warrants granted to employees	278,711	-
Cost to induce exercise of warrants	961,767	-
Amortization of debt discount	-	216,338
Changes in operating assets and liabilities:
Accounts receivable	99	-
Inventory	(19,417)	-
Prepaid expenses	(10,827)	(1,400)
Advance payment on related party lease	10,413	62,500
Accounts payable and accrued liabilities	73,543	(1,090)
Accounts payable - related party	(15,100)	(4,319)
Accrued interest	-	18,750
Net cash used in operating activities	(1,107,220)	(974,415)

Investing activities
Acquisition of cash upon acquisition	10,505	-
Net cash provided by investing activities	10,505	-

Financing activities
Proceeds from exercise of warrants	1,470,489
Proceeds from exercise of options	5,000	-
Shares sold	-	1,133,250
Net cash provided by financing activities	1,475,489	1,133,250

Net increase in cash	378,774	158,835

Cash and cash equivalent - beginning of period	1,403,403	392,483
Cash and cash equivalent - end of period	$1,782,177	$551,318
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,055	$12,075
Income taxes	$-	$-

Non-cash activities:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$211,250
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,249,025
Acquisition of accounts receivable upon acquisition	$39,495	$-
Issuance of unvested common stock to employees	$458,000	$-
Extinguishment of derivative liability	$269,368	$-

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

1. BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 29, 2007. In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in an accumulated deficit of $10,390,407 as at September 30, 2014, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2014 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 12 months after September 30, 2014. We will require additional financing to fund our planned long-term operations, including our commitment under our new licensing agreement (See Note 9). These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, sufficient or consistent revenue to fund our business from our operations, and will need to obtain significant funding from external sources. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2014 was derived from the audited financial statements as of and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014. These financial statements should be read in conjunction with that report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the fair value of shares issued for services, the fair value of options and warrants, and assumptions used in the valuation of our outstanding derivative liabilities.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At September 30, 2014, the allowance for doubtful accounts and returns and discounts was approximately $3,000.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of objectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and March 31, 2014:

September 30, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,338,849	$-	$1,338,849

March 31, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,438,814	$-	$1,438,814

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Revenue Recognition

Revenue is recognized on the sale of a product when the risk of loss transfers to our customers and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and our credit acceptance procedures have been performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

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

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share” which requires presentation of both basic and diluted earnings or loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.

As of September 30, 2013 and 2014, the Company had potentially dilutive instruments outstanding whose shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. Options to acquire 5,525,000 shares of common stock and warrants to acquire 12,127,129 shares of common stock have been excluded from the calculation at September 30, 2014, as the effect would have been anti-dilutive. Options to acquire 3,975,000 shares of common stock, warrants to acquire 12,403,601 shares of common stock, and 999,328 common shares potentially issuable under convertible note agreements have been excluded from the calculation at September 30, 2013, as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

On June 10, 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement that development stage entities present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. The Company adopted the provisions of ASU 2014-10 as of its Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on the Company’s ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. ACQUISITION FROM RELATED PARTY

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owns 20% of Percipio. The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. At September 30, 2014, $14,250 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The Company has determined that the acquisition is not a material acquisition and accordingly, no pro-forma information has been presented.

In conjunction with the Percipio asset purchase, we entered into written employment agreement with Dr. Fang Lu, owner and President of Percipio, under which he serves as Senior Scientist for the Company. Dr. Lu’s employment agreement commenced on May 17, 2014 and is terminable at any time at the option of Dr. Lu or the Company. Under the employment agreement, Dr. Lu is entitled to an annual salary of $95,000.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the June 2013 securities purchase agreements and the new warrants issued to such investors in September 2014 as part of an early exercise offer (described in Note 7), do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of September 30, 2014, September 10, 2014, and March 31, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2014	Date of Modification	September 30, 2014
Exercise Price	$0.34-0.42	$0.40-0.45	$0.34 – 0.45
Stock Price	$0.41	$0.42	$0.33
Risk-free interest rate	0.07-1.73%	1.78-2.0%	0.04 – 1.07-1.78%
Expected volatility	92.15%	84.45%	84.45%
Expected life (in years)	0.5-4.25 years	0.1-5.0 years	3-5 years
Expected dividend yield	0	0	0

Fair Value:	$1,438,814	$961,767	$1,338,849

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

As of March 31, 2014, the Company’s derivative liabilities had a balance of $1,438,814. During the period ended September 30, 2014, certain terms of certain of the Company’s warrants were modified in connection with an early exercise offer made to the warrant holders, and the incremental change in their fair values of $21,218 was accounted for as an increase in the fair value of the derivative liabilities as of the date of modification and recorded as a cost to induce exercise of the warrants. Also, as part of the terms of the early exercise offer, the Company issued to such warrant holders new, replacement warrants with an aggregate fair value at their issue date of $940,549, which was accounted for as a derivative liability at the issue date (described in Note 7). All of the warrants subject to the early exercise offer, which were accounted for as derivative liabilities, were exercised in connection with such offer, and as such their corresponding fair value at the exercise date of $269,368 was extinguished from the derivative liabilities balance. For the six month period ended September 30, 2014, the Company recorded a change in fair value of the derivative liability of $792,364. As of the period ended September 30, 2014, the aggregate fair value of the derivative liabilities was $1,338,849.

5. EQUITY

Common stock issued to employees

During the period ended September 30 2014, the Company issued an aggregate of 1,500,000 shares of its common stock to three new employees of the Company pursuant to their employment agreements (See Notes 3 and 9), 100,000 of which were issued under the Company's stock option and incentive plan (the “2012 Stock Incentive Plan”). Of the 1,500,000 shares of common stock issued, 450,000 shares vested immediately at the applicable grant date and the remaining 1,050,000 shares vest over a period ranging from one year to three years from the applicable grant date. These shares of common stock issued to the new employees were valued based upon the trading price of the Company’s stock at the date of grant for an aggregate fair value of $458,000. As 1,050,000 of the shares were issued, but not yet vested, the total fair value of these shares was accounted for as a contra-equity account that is being amortized over the vesting term of the common stock award and is presented under the caption “Unvested, issued common stock” on the Company’s accompanying statement of stockholders’ equity (deficit). During the three and six months ended September 30, 2014, the Company amortized $184,757 and $203,680, respectively, of the fair value of the common stock issued during the current and prior years, as the shares vested during the periods then ended, and recognized such amounts as stock-based compensation in the Company’s statements of operations during the periods then ended.

Common stock issued to consultant for services

In May 2014, the Company issued 224,047 shares of the Company’s common stock to a consultant as payment for services and recorded an expense of $94,100 based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan.

In August 2014, the Company issued 147,058 shares of the Company’s common stock to a consultant as payment for services and recorded an expense of $50,000 based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan.

6. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the six months ended September 30, 2014 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	5,150,000	$0.26
Granted	450,000	0.40
Exercised	(50,000)	0.10
Cancelled	(25,000)	0.47
Balance outstanding at September 30, 2014	5,525,000	$0.32
Balance exercisable at September 30,2014	4,935,420	$0.30

At September 30, 2014, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, September 30, 2014	1,300,000	$0.10	$1.00
	200,000	$0.27	$0.27
	100,000	$0.31	$0.31
	750,000	$0.32	$0.32
	300,000	$0.35	$0.35
	100,000	$0.36	$0.36
	150,000	$0.38	$0.38
	1,600,000	$0.40	$0.40
	225,000	$0.42	$0.42
	100,000	$0.44	$0.44
	100,000	$0.47	$0.47
	600,000	$0.51	$0.51
	5,525,000
Options Exercisable, September 30, 2014	1,300,000	$0.10	$1.00
	166,666	$0.27	$0.27
	100,000	$0.31	$0.31
	750,000	$0.32	$0.32
	300,000	$0.35	$0.35
	33,336	$0.36	$0.36
	1,600,000	$0.40	$0.40
	620,418	$0.42	$0.42
	25,000	$0.44	$0.44
	600,000	$0.51	$0.51
	4,935,420

During the six months ended September 30, 2014, the Company granted to employees options to purchase an aggregate of 425,000 shares of the Company’s common stock that expire ten years from the date of grant, with vesting periods ranging from 24 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 88.18%, (ii) discount rate of 1.62%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $124,700.

During the six months ended September 30, 2014, the Company also granted to a consultant an option to purchase 25,000 shares of the Company’s common stock that expires five years from date of grant and is fully vested as of the grant date. The fair value of these options granted to a consultant was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 88.18%, (ii) discount rate of 2.53%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grant to the consultant at its grant date was approximately $8,000.

During the six months ended September 30, 2014 and 2013, we expensed total stock-based compensation related to vesting stock options of $121,721 and $665,873, respectively, and the remaining unamortized cost of the outstanding stock options at September 30, 2014 was $152,921. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at September 30, 2014 were approximately $320,500 and $318,500, respectively.

7. WARRANTS

At September 30, 2014, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	7,727,129	$0.41
Granted	8,076,472	0.37
Exercised	(3,676,472)	0.40
Cancelled	-	$-
Balance outstanding and exercisable at September 30, 2014	12,127,129	$0.39

Warrants issued to induce exercise

The purchasers who entered into the Securities Purchase Agreement with the Company on June 25, 2013, were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and had exercise prices of $0.40, $0.42 (as reset) and $ 0.42 (as reset) per share, respectively, are exercisable immediately upon issuance, and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately. During the year ended March 31, 2014, warrants to purchase 3,676,472 shares of common stock were exercised based on a reset exercise price of $0.42 per share.

On March 26, 2014, we extended the expiration date of the nine-month warrants from March 28, 2014 to September 30, 2014. On September 9, 2014, we offered the purchasers holding the nine-month warrants the right to exercise all of those warrants, for an aggregate of 3,676,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.40 per share and new warrants would be issued to such investors, so long as the exercise thereof occurred on or before September 10, 2014. All purchasers acted on the early exercise offer and we issued 3,676,472 shares of our common stock for gross proceeds to us of $1,470,589. We determined that the modification of the exercise price of the warrants from $0.42 per share to $0.40 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $21,218 between the fair value of the warrants before and after the modification as a cost in the accompanying statements of operations for the three and six months ended September 30, 2014.

In conjunction with the early exercise offer, we issued to the warrant holders who acted on such offer new, replacement warrants to purchase an additional 3,676,472 shares of our common stock. The terms and conditions of the replacement warrants are the same as the terms of the originally issued warrants, except that: (a) the initial exercise date is September 10, 2014 rather than June 28, 2013; (b) the replacement warrants have an exercise term of five years rather than nine months; (c) the exercise price of the replacement warrants is $0.45 per share (subject to anti-dilution and other adjustments as described below and a floor exercise price of $0.20 per share); and (d) the replacement warrants and the shares of common stock underlying such warrants are not registered under the Securities Act and are restricted securities. The new warrants are exercisable immediately upon issuance. These replacement warrants also provide for the adjustment of the exercise price and/or number of shares issuable upon exercise thereof in connection with stock dividends and splits, subsequent rights offerings, pro rata distributions to the Company’s common stockholders and subsequent equity sales by the Company at an effective price lower than the then-current exercise price of the replacement warrants. We determined that the fair value of these replacement warrants at their issue date of $940,549 should be recorded as a cost to induce the exercise of the originally issued nine-month warrants in the accompanying statements of operations for the three and six months ended September 30, 2014.

In consideration of applicable guidance, the Company has determined that the warrants are not considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterized the fair value of these warrants of $940,549 as a derivative liability upon issuance (See Note 4).

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 9). During the six months ended September 30, 2014, we expensed total stock-based compensation related to the vesting of these warrants of $278,711, and the remaining unamortized cost of the outstanding warrants at September 30, 2014 was $830,529.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at September 30, 2014 was $104,000.

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

Other related party lease obligations

On April 23, 2012, the Company entered into a lease agreement (the “Carlson Lease”) with One World Ranches, LLC (“One World Ranches”), which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company has agreed to lease from One World Ranches certain office and laboratory space located at 5225 Carlson Road, Yuba City, California. The Carlson Lease began on May 1, 2012 and expires on May 1, 2017, and the Company’s rent payments thereunder are $2,300 per month. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

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

Aggregate payments under the above leases for the six months ended September 30, 2014 and 2013 were $30,950 and $73,100, respectively.

9. DISTRIBUTION AND LICENSE AGREEMENTS

On August 25, 2014, we entered into a distribution agreement with Qualipride International (“Qualipride”), a stevia supplier located and organized in the People’s Republic of China, under which we became the exclusive worldwide distributor of Qualipride’s stevia products and acquired Qualipride’s customer list. Pursuant to the distribution agreement, Qualipride will supply products to the Company at its cost, plus up to 1.5% for handling costs and up to a 5% sales commission. We are obligated to hire and train sales personnel or appoint representatives to introduce, promote, market and sell Qualipride’s products worldwide. In addition, we must file a “generally recognized as safe” notice with the U.S. Food and Drug Administration for one or more of Qualipride’s stevia products prior to August 18, 2015.

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, we must obtain financing of at least $2.55 million prior to August 18, 2015 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant.

Concurrently with such arrangements, we also entered into employment agreements with Mr. Dong and Mr. Guo.  Under the employment agreements, in addition to their base salaries, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock (see Note 5) and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock (see Note 7).  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years. An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones, including reaching more than $5 million in annual revenue and the planned California stevia extraction and purification facility becoming operational and meeting certain technical performance specifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Stevia First Corp., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed on June 30, 2014, and the related audited financial statements and notes included therein.

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

Although we believe that the expectations and assumptions reflected in the forward-looking statements we make are reasonable, we cannot guarantee future results, levels of activity or performance. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed by any forward-looking statements. As a result, readers should not place undue reliance on any of the forward-looking statements we make in this report. Forward-looking statements speak only as of the date on which they are made. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 under the name Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares of common stock increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.

Plan of Operations

As of the date of this report, we have not yet generated or realized significant revenues from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had a net loss for the six months ended September 30, 2014 of $2,063,546, and we had stockholders’ equity as of September 30, 2014 of $319,147. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual audited financial statements for the fiscal year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our long-term strategy is to develop the following proprietary technologies related to stevia and beyond: 1) fermentation technologies for stevia, through enzymatic enhancement and microbial fermentation, 2) extraction and purification methods for stevia, including process control systems that could be implemented at facilities in California, 3) artificial intelligence and machine learning algorithms, which could enable us to optimize production methods and develop novel product formulations , and 4) agricultural drones, particularly for a unique stevia application involving the interruption of its photoperiod by overnight illumination with LED lights, which has been shown in a laboratory setting to more than double the yield of stevia plants. In furtherance of these long-term goals, we expect to focus on the following activities during the remainder of calendar year 2014 and calendar year 2015, all as resources permit:

•	Conducting additional research and development activities to advance our proprietary technologies for stevia production and explore related uses of these technologies for product applications across diverse end markets;

•	Initiating our stevia fermentation process at industrial scale and as a commercial process, either through internal facilities, a contract manufacturer, or a strategic partner, and obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in order to market and sell our planned first commercial product, a high purity stevia extract;

•	Integrating and growing a stevia sales and distribution business, including developing relationships with multinational customers and adding new marketing and sales support;

•	Designing, building and operating a stevia extraction and purification facility in California, and forming a local stevia grower network to support stevia leaf production in California;

•	Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our research and development efforts; and

•	Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our present activities consist of research and development efforts focused on harnessing breakthrough technologies for stevia production and additional applications, combined with commercial operations that seek to develop and commercialize stevia products and other potential products, including research tools. The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong.

Research and Development Activities

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

During the 12 months following the date of this report, we intend to devote the majority of our operational focus to our stevia-related research and development efforts. We are planning for total research and development expenditures of approximately $1,000,000 or more in this period, although these plans are dependent on additional funding being available on acceptable terms. These activities include scale-up of our stevia fermentation processes, demonstration of agricultural drone technology for enhanced stevia leaf yields, discovery and process development related to next-generation stevia sweeteners, and use of artificial intelligence and machine learning methods for development of novel stevia formulations and additional products and applications.

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply novel technologies to stevia production and other applications more quickly, efficiently and effectively than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio and expect to spend some of our research and development expenditures on intellectual property protection and development.

Arrangements with Qualipride

In August 2014, we entered into an exclusive distribution agreement with Qualipride International (“Qualipride”), a stevia supplier based in China whose management has acted in an advisory capacity to our company since 2012. Under the distribution agreement, we are substantially taking over Qualipride’s stevia sales and distribution business by becoming the exclusive worldwide distributor of Qualipride’s stevia products and acquiring Qualipride’s customer list. Pursuant to the distribution agreement, Qualipride will supply products to us at cost, plus up to 1.5% for handling costs and up to a 5% sales commission. Additionally, we are obligated to hire and train sales personnel or appoint representatives to introduce, promote, market and sell Qualipride’s products worldwide. Further, the distribution agreement requires that we file a “generally recognized as safe” notice with the FDA for one or more of Qualipride’s stevia products prior to August 18, 2015. In conjunction with the distribution agreement, we entered into a license agreement with Qualipride pursuant to which Qualipride has granted to us an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, we must obtain financing of at least $2.55 million prior to August 18, 2015 or the license granted to us will terminate. These funds would be used primarily to finance equipment for the construction of a stevia extraction and purification facility in California and we expect to obtain such fund primarily through debt or equity financing. Upon securing such funding and achieving certain other milestones, the license agreement requires us to make payments to Qualipride of up to $700,000. Additionally, the license agreement requires that we pay Qualipride royalties of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant.

Qualipride and its affiliated suppliers and equipment providers are mostly private companies based in China. As a result, it may be difficult to enforce our contractual arrangements with Qualipride unless we are also operating in China. Any pursuit of operations in China, whether directly or through a subsidiary, would involve significant risks. In addition, there are other risk factors that apply to our arrangements with Qualipride that may influence our ability to achieve milestones within the timeframes required by these arrangements or at all. Please see the risk factors included in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

Commercial Operations

Our present commercial operations are primarily directed at industrial production of stevia and achieving sales of stevia products to multinational food, beverage, and ingredient companies. Although we previously planned to market our own stevia products directly to consumers, we have determined instead to focus our efforts and resources on commercialization through partnerships with multinational food and beverage and ingredient companies and other large commercial purchasers of stevia. We have also recently initiated a research products business, which we own and operate but which is branded as SF Biosciences, which will provide a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of stevia extract production through our enzyme enhancement process that uses fermentation. We will need to achieve additional operational milestones in order to pursue this process at industrial scale, including, without limitation, additional process development and optimization, additional scale-up for commercial production, regulatory approvals for processing facilities, securing customer orders, securing adequate supply of low-grade stevia extract to use as starting material or feedstock, and regulatory approvals for our planned first stevia product, a high purity stevia extract. We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $250,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner and more if we commercialize the product internally. We are currently targeting initial annual production capacity of 200 tons of high purity stevia extract using these processes, and we currently estimate these milestones could be achieved and required regulatory approvals could be obtained as early as [ate 2014.

We are currently in the process of integrating Qualipride’s sales and distribution business with our existing operations, including considering sources for financing needed to adequately capitalize the business and to source inventory to fill customer orders. We intend to leverage this sales and distribution business with our current California operations to provide North American sales, marketing, quality control, and applications support and to provide a selling avenue for stevia products we make using our proprietary fermentation methods. We expect initial efforts to integrate the sales and distribution business and purchase inventory to fulfill initial customer orders may require initial capitalization by us of approximately $500,000, which will require additional debt or equity financing, and which may require the Company to manage and conduct certain operations in China, either directly or through a subsidiary.

We hope to design and construct one or more stevia processing facilities in California that can produce at least 150 tons of stevia extract annually and also have the flexibility to support additional production capacity that could be used to produce stevia using our proprietary fermentation methods. In designing and constructing such a facility, we plan to use the latest methods and equipment for stevia extraction and purification facilities that have been developed by Qualipride, which we have obtained an exclusive license to use outside of China. We also plan to collaborate with Qualipride’s staff in order to procure necessary equipment in connection with designing and constructing such a facility. We intend to build upon these methods in order to construct a California facility that is technologically advanced and a leader the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, nor have we acquired rights to land on which the facility would be built, and we currently estimate design and construction costs, excluding costs to acquire land on which the facility would be built, will be $4,000,000 or more and span 10-14 months. We do not plan to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing, equity financing or other similar means on favorable terms, which we may never be able to do. Related to the construction of this facility, we also plan to pursue additional stevia field trials and field operations in California in our 2015 fiscal year, in order to help build and coordinate a network of local growers who can provide adequate leaf supply to fill the capacity of the facility. We ultimately aim for this grower network to include 1,000 acres or more of local leaf production that will be managed and financed primarily by local growers in California’s Central Valley.

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

We will need to raise additional funds in order to continue operating our business and pursue and execute our planned research and development activities and commercial operations. We expect that we will seek such funding through equity and debt financings with our existing stockholders and other qualified investors or through alternative sources. We do not have any commitments for any future financing and sources of additional funds may not be available when needed, on acceptable terms, or at all.

Over the 12 months following the date of this report, we aim to increase the scale of our research and development activities and commercial operations. As of November 13, 2014, we had eight full-time employees. Total expenditures over the 12 months following September 30, 2014, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least the 12 months after September 30, 2014. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Please see the additional discussion under “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended September 30, 2014 and September 30, 2013

Our net loss during the three months ended September 30, 2014 was $1,407,749 compared to a net loss of $781,680 for the three months ended September 30, 2013 (an increase in net loss of $626,069). During the three months ended September 30, 2014, we generated $86,695 in revenue and $64,589 in gross profit from initial sales of certain research products. We expect such sales to continue at approximately this rate. During the three months ended September 30, 2013, we did not generate any revenue.

During the three months ended September 30, 2014, we incurred general and administrative expenses in the aggregate amount of $933,060 compared to $701,318 incurred during the three months ended September 30, 2013 (an increase of $231,742). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation costs which increased to $476,798 during the three months ended September 30, 2014, as compared to $271,804 during the three months ended September 30, 2013.

In addition, during the three months ended September 30, 2014, we incurred research and development costs of $207,663 relating to research and development of our stevia products, compared to research and development costs of $100,156 during the three months ended September 30, 2013 (an increase of $107,507). The increase resulted primarily from our increased research and development activities, including equipment costs related to prototype development.

During the three months ended September 30, 2014, we incurred related party rent and other costs totaling $9,900 compared to $31,950 incurred during the three months ended September 30, 2013 (a decrease of $22,050). This decrease resulted from the expiration of one of our related party leases in May 2014.

This resulted in a loss from operations of $1,086,034 during the three months ended September 30, 2014 compared to a loss from operations of $833,424 during the three months ended September 30, 2013.

During the three months ended September 30, 2014, we recorded total other expense in the amount of $321,715, compared to total other income recorded during the three months ended September 30, 2013 in the amount of $51,744. During the three months ended September 30, 2014, we incurred expenses to induce the exercise of certain warrants of $961,767. No such expenses were incurred during the same period in 2013. Also during the three months ended September 30, 2014, we recorded a gain related to the change in fair value of derivative liabilities of $644,107, compared to a gain of $93,090 during the three months ended September 30, 2013 (an increase of $551,107). We incurred interest expense of $4,055 during the three months ended September 30, 2014 compared to interest expense of $41,346 incurred during the three months ended September 30, 2013 (a decrease of $37,291). The interest expense in the 2013 period was directly related to the amortization of valuation discount on our convertible notes, all of which have expired.

Six Months Ended September 30, 2014 and September 30, 2013

Our net loss during the six months ended September 30, 2014 was $2,063,546 compared to a net loss of $1,680,985 for the six months ended September 30, 2013 (an increase in net loss of $382,561). During the six months ended September 30, 2014, we generated $128,136 in revenue and $94,155 in gross profit from initial sales of certain research products. We expect such sales to continue at approximately this rate. During the six months ended September 30, 2013, we did not generate any revenue.

During the six months ended September 30, 2014, we incurred general and administrative expenses in the aggregate amount of $1,499,726 compared to $1,427,514 incurred during the six months ended September 30, 2013 (an increase of $72,212). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development.  The general and administrative expenses included stock-based compensation of $512,952 during the six months ended September 30, 2014, as compared to stock-based compensation of $693,903 during the six months ended September 30, 2013.

In addition, during the six months ended September 30, 2014, we incurred research and development costs of $453,643 relating to research and development of our stevia products, compared to research and development costs of $223,395 during the six months ended September 30, 2013 (an increase of $230,248). The increase resulted primarily from our increased research and development activities, including equipment costs related to prototype development.

During the six months ended September 30, 2014, we incurred related party rent and other costs totaling $30,217 compared to $73,100 incurred during the six months ended September 30, 2013 (a decrease of $42,883). This decrease resulted from the expiration of one of our related party leases in May 2014.

This resulted in a loss from operations of $1,889,431 during the six months ended September 30, 2014 compared to a loss from operations of $1,724,009 during the six months ended September 30, 2013.

During the six months ended September 30, 2014, we recorded total other expenses in the amount of $174,115, compared to total other income recorded during the six months ended September 30, 2013 in the amount of $43,024. During the six months ended September 30, 2014, we incurred expenses to induce the exercise of certain warrants of $961,767. No such expenses were incurred during the same period in 2013. Also during the six months ended September 30, 2014, we recorded a gain related to the change in fair value of derivative liabilities of $792,364, compared to a gain of $278,111 during the six months ended September 30, 2013 (an increase of $514,253). We incurred interest expense of $4,712 during the six months ended September 30, 2014 compared to interest expense of $235,087 incurred during the six months ended September 30, 2013 (a decrease of $230,375). The interest expense in the 2013 period was directly related to the amortization of valuation discount on our convertible notes, all of which have expired.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $1,862,454, which was comprised mainly of cash of $1,782,177. Our total current liabilities as of September 30, 2014 were $1,543,307 and consisted of accounts payable and accrued liabilities of $203,458, accounts payable to related party of $1,000, and derivative liability of $1,338,849. The derivative liability is a non-cash item related to our outstanding warrants as described in Notes 4 and 7 to our financial statements included in this report. As a result, on September 30, 2014, we had working capital of $319,147.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in an accumulated deficit of $10,390,407 as at September 30, 2014, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 12 months after September 30, 2014. We will require additional financing to fund our planned long-term operations, including our commitment under our new licensing agreement (See Note 9). These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital. Significant additional financing will be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain significant funding from external sources. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2014, net cash used in operating activities was $1,107,220 compared to net cash used in operating activities of $974,415 for the six months ended September 30, 2013. This increase was primarily attributable to an increase in the gain related to the change in fair value of derivative liability. Net cash used in operating activities during the six months ended September 30, 2014 consisted primarily of a net loss of $2,063,546, a change in fair value of derivative liability of $792,364, offset by costs to induce the exercise of warrants of $961,767 and $278,711 for stock-based compensation for vested warrants granted to employees. Net cash used in operating activities during the six months ended September 30, 2013 consisted primarily of a net loss of $1,680,985 and change in fair value of derivative liability of $278,111, offset by $665,873 related to stock-based compensation for vested stock options and $216,338 for the amortization of debt discount.

Net Cash Provided By Investing Activities

During the six months ended September 30, 2014 net cash provided by investing activities was $10,505, which was attributable to net cash acquired under our acquisition of assets from Percipio Biosciences, Inc. During the six months ended September 30, 2013, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2014, net cash provided by financing activities was $1,475,489 compared to net cash provided by financing activities of $1,133,250 during the six months ended September 30, 2013. Net cash provided by financing activities during the six months ended September 30, 2014 was attributable to the proceeds received on the exercise of warrants. Net cash provided by financing activities during the six months ended September 30, 2013 was attributable to the sale of common stock and warrants in our public offering completed in June 2013.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes included in this report have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from the estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements included in this report:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, the fair value of shares issued for services, the fair value of options and warrants, and assumptions used in the valuation of our outstanding derivative liabilities.

Revenue Recognition

Revenue is recognized on the sale of a product when the risk of loss transfers to our customers and collection of the receivable is reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and our credit acceptance procedures have been performed. The allowance for returns is regularly reviewed and adjusted by management based on historical trends of returned items. Amounts paid by customers for shipping and handling costs are included in sales.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement that development stage entities present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2015, although early adoption is permitted. We adopted the provisions of ASU 2014-10 as of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on the our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2014 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2014:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended September 30, 2014. As a result, there were no changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls that are effective at one date may subsequently become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to and our properties are not currently the subject of any material pending legal proceedings the adverse outcome of which, individually or in the aggregate, would be expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, the Company issued 147,058 shares of our common stock to a consultant as payment for services and recorded expenses of $50,000 based on the closing market price of our common stock on the date of the issuance. The shares of common stock issued to the consultant have not been registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: the consultant has represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it was acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the shares were issued as restricted securities. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.

In August 2014, we issued an aggregate of 2,400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock to two new employees under the terms of employment agreements entered into with such employees in conjunction with our entry into distribution and license agreements with Qualipride International. An aggregate of 400,000 shares of these shares of our restricted common stock and these warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of these shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years. An aggregate of 1,000,000 shares of these shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones related to the distribution and license agreements entered into with Qualipride International. The shares of common stock and warrants to purchase common stock issued to the employees have not been registered under the Securities Act, and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: there was no general solicitation, we provided full financial disclosure to the two individuals and the shares were issued as restricted securities. We are under no obligation to register the resale of such securities and do not expect to do so. Such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Offer Letter to Series C Warrant Holders dated September 9, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014)
10.1	Exclusive Distribution Agreement dated August 25, 2014 by and between Stevia First Corp. and Qualipride International (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.2	Exclusive License Agreement dated August 25, 2014 by and between Stevia First Corp., Qualipride International, Mr. Dong Yuejin and Mr. Guo Yuxiao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.3	Employment Agreement dated August 25, 2014 by and between Stevia First Corp. and Mr. Dong Yuejin (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.4	Employment Agreement dated August 25, 2014 by and between Stevia First Corp. and Mr. Guo Yuxiao (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014)
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

___________

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 14, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1	Offer Letter to Series C Warrant Holders dated September 9, 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014)
10.1	Exclusive Distribution Agreement dated August 25, 2014 by and between Stevia First Corp. and Qualipride International (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.2	Exclusive License Agreement dated August 25, 2014 by and between Stevia First Corp., Qualipride International, Mr. Dong Yuejin and Mr. Guo Yuxiao (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.3	Employment Agreement dated August 25, 2014 by and between Stevia First Corp. and Mr. Dong Yuejin (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.4	Employment Agreement dated August 25, 2014 by and between Stevia First Corp. and Mr. Guo Yuxiao (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2014)
10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2014)
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

___________

* Filed herewith.

† Furnished herewith.