Form 10-Q
period 2014-12-31
Stevia First Corp.
filed 2015-02-17
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2015, there were 72,928,915 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(unaudited)
Assets
Current Assets
Cash	$1,051,477	$1,403,403
Accounts receivable, net	39,723	-
Inventory	34,770	-
Prepaid expenses	9,464	10,637
Advance payment on related party lease	-	10,413

Total Assets	$1,135,434	$1,424,453

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$137,329	$79,915
Accounts payable - Related Party	1,000	16,100
Derivative liability	1,488,535	1,438,814

Total liabilities	1,626,864	1,534,829

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 72,928,915 and 66,832,523 shares issued and outstanding	72,929	66,833
Unvested, issued common stock	-	(149,714)
Additional paid-in-capital	10,968,129	8,299,366
Accumulated deficit	(11,532,488)	(8,326,861)
Total stockholders’ deficit	(491,430)	(110,376)
Total liabilities and stockholders’ deficit	$1,135,434	$1,424,453

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Revenue	$59,641	$-	$187,777	$-
Cost of goods sold	20,234	-	54,215	-
Gross profit	39,407	-	133,562	-

Operating expenses:
General and administrative	655,950	796,017	2,155,676	2,120,541
Rent and other related party costs	9,900	42,150	40,117	115,250
Research and development	365,850	219,436	819,493	545,821
Total operating expenses	1,031,700	1,057,603	3,015,286	2,781,612

Loss from operations	(992,293)	(1,057,603)	(2,881,724)	(2,781,612)

Other income (expenses)
Cost to induce exercise of warrants	-	(173,824)	(961,767)	(173,824)
Interest expense	(102)	(88,842)	(4,814)	(323,929)
Change in fair value of derivative liability	(149,686)	275,232	642,678	553,343
Total other income (expense)	(149,788)	12,566	(323,903)	55,590

Net loss	$(1,142,081)	$(1,045,037)	$(3,205,627)	$(2,726,022)

Loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average number of common shares outstanding- basic and diluted	72,573,650	62,513,640	69,408,309	58,859,776

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Unvested, Issued Common
Description	Shares	Amount	Capital	Deficit	Stock	Total

Balance- March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$(149,714)	$(110,376)
Reclassification of unvested issued common stock to paid-in capital	-	-	(149,714)	-	149,714	-
Common stock issued upon exercise of stock options	50,000	50	4,950	-	-	5,000
Common stock issued to employees	1,500,000	1,500	221,103	-		222,603
Common stock issued for services	869,920	870	323,230	-	-	324,100
Fair value of vested stock options	-	-	177,271	-	-	177,271
Fair value of vested warrants granted to employees			355,742			355,742
Common stock issued upon exercise of warrants	3,676,472	3,676	1,466,813			1,470,489
Extinguishment of derivative liability	-	-	269,368	-	-	269,368

Net loss	-	-	-	(3,205,627)	-	(3,205,627)

Balance- December 31, 2014 (unaudited)	72,928,915	$72,929	$10,968,129	$(11,532,488)	$-	$(491,430)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2014	2013

Operating activities
Net loss	$(3,205,627)	$(2,726,022)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	177,271	868,497
Fair value of vested common stock issued to employees	222,603	28,029
Change in fair value of derivative liability	(642,678)	(553,343)
Fair value of common stock issued for services	324,100	-
Fair value of vested warrants granted to employees	355,742	-
Cost to induce exercise of warrants	961,767	173,824
Amortization of debt discount	-	295,804
Changes in operating assets and liabilities:
Accounts receivable	(228)	-
Inventory	(34,770)	-
Prepaid expenses	1,173	(233)
Advance payment on related party lease	10,413	93,753
Accounts payable and accrued liabilities	7,414	194,247
Accounts payable - related party	(15,100)	2,270
Accrued interest	-	28,125
Net cash used in operating activities	(1,837,920)	(1,595,049)

Investing activities
Acquisition of cash upon acquisition	10,505	-
Net cash provided by investing activities	10,505	-

Financing activities
Proceeds from exercise of warrants, net	1,470,489	1,824,505
Proceeds from exercise of options	5,000	76,000
Proceeds from sale of common stock, net	-	1,133,250
Net cash provided by financing activities	1,475,489	3,033,755

Net increase (decrease) in cash	(351,926)	1,438,706

Cash and cash equivalent - beginning of period	1,403,403	392,483
Cash and cash equivalent - end of period	$1,051,477	$1,831,189
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,814	$-
Income taxes	$-	$-

Non-cash activities:
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$367,500
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,249,025
Acquisition of accounts receivable upon acquisition	$39,495	$-
Extinguishment of derivative liability	$269,368	$185,907
Cancellation of accounts payable applied to option exercise price	$-	$140,000

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2014

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in an accumulated deficit of $11,532,488 as at December 31, 2014, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2014 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 9 months after December 31, 2014. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride International (“Qualipride”) (See Note 9) . These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period .  The balance sheet information as of March 31, 2014 was derived from the audited financial statements as of and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014. These financial statements should be read in conjunction with that report.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2014, the allowance for doubtful accounts and returns and discounts was approximately $3,000.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and March 31, 2014:

December 31, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,488,535	$-	$1,488,535

March 31, 2014

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,438,814	$-	$1,438,814

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of December 31, 2014 and 2013, the Company had potentially dilutive instruments outstanding whose shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. Options to acquire 6,025,000 shares of common stock and warrants to acquire 12,127,129 shares of common stock have been excluded from the calculation at December 31, 2014, as the effect would have been anti-dilutive. Options to acquire 4,975,000 shares of common stock, warrants to acquire 7,721,129 shares of common stock, and 693,773 common shares potentially issuable under convertible note agreements have been excluded from the calculation at December 31, 2013, as the effect would have been anti-dilutive.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2014-16 on the Company's results of operations or financial condition

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”),  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on the Company's results of operations or financial condition.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers . ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on the Company’s ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. ACQUISITION FROM RELATED PARTY

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owns 20% of Percipio. The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. At December 31, 2014, $14,800 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The Company has determined that the acquisition is not a material acquisition and accordingly, no pro-forma information has been presented.

In conjunction with the Percipio asset purchase, we entered into written employment agreement with Dr. Fang Lu, majority owner and President of Percipio, under which he now serves as Senior Scientist for the Company. Dr. Lu’s employment agreement commenced on May 17, 2014 and is terminable at any time at the option of Dr. Lu or the Company. Under the employment agreement, Dr. Lu is entitled to an annual salary of $95,000.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to investors and placement agents in relation to the June 2013 securities purchase agreements and the new warrants issued to such investors in September 2014 as part of an early exercise offer (described in Note 7), do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings. In accor`dance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2014, September 10, 2014 (date of modification of the warrants), and March 31, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2014	Date of Modification	December 31, 2014
Exercise Price	$0.34-0.42	$0.40-0.45	$0.34 – 0.45
Stock Price	$0.41	$0.42	$0.37
Risk-free interest rate	0.07-1.73%	1.78-2.0%	0.99-1.65%
Expected volatility	92.15%	84.45%	81.84%
Expected life (in years)	0.5-4.25 years	0.1-5.0 years	2.75-4.75 years
Expected dividend yield	0	0	0

Fair Value:	$1,438,814	$961,767	$1,488,535

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

As of March 31, 2014, the Company’s derivative liabilities had a balance of $1,438,814. On September 10, 2014, certain terms of certain of the Company’s warrants were modified in connection with an early exercise offer made to the warrant holders, and the incremental change in their fair values of $21,218 was accounted for as an increase in the fair value of the derivative liabilities as of the date of modification and recorded as a cost to induce exercise of the warrants. Also, as part of the terms of the early exercise offer, the Company issued to such warrant holders new, replacement warrants with an aggregate fair value at their issue date of $940,549, which was accounted for as a derivative liability at the issue date (described in Note 7). All of the warrants subject to the early exercise offer, which were accounted for as derivative liabilities, were exercised in connection with such offer, and as such their corresponding fair value at the exercise date of $269,368 was extinguished from the derivative liabilities balance. For the nine month period ended December 31, 2014, the Company recorded a change in fair value of the derivative liability of $642,678. As of December 31, 2014, the aggregate fair value of the derivative liabilities was $1,488,535.

5. EQUITY

Common stock issued to employees

During the period ended December 31 2014, the Company issued an aggregate of 1,500,000 shares of its common stock to three new employees of the Company pursuant to their employment agreements (See Notes 3 and 9), 100,000 of which were issued under the Company's stock option and incentive plan (the “2012 Stock Incentive Plan”). Of the 1,500,000 shares of common stock issued, 450,000 shares, valued at $135,000, vested immediately and was recognized as expense during the nine months ended December 31, 2014. The remaining 1,050,000 shares, valued at $315,000, vest over a period ranging from one year to three years. During the nine months ended December 31, 2014, the Company amortized $222,603, of the fair value of the common stock that vested during the period then ended, and recognized such amounts as stock-based compensation in the Company’s statement of operations during the period then ended.

The Company reclassified $149,714 from unvested, unissued common stock to additional paid-in capital relating to the unvested portion of these shares as of March 31,2014, to make its presentation of stockholders’ deficit reflect the transaction more appropriately. There was no net effect on stockholders’ deficit.

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

In November and December 2014, the Company issued 142,858 and 277,009 shares, respectively, of the Company’s common stock to a consultant as payment for services and recorded an expense of $50,000 and $100,000, respectively, based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan.

In December 2014, the Company issued 78,948 shares of common stock under the 2012 Stock Incentive Plan to a consultant under the terms of a consulting agreement and recorded an expense of $30,000 based on the closing market price of our common stock on the date of issuance.

6. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the nine months ended December 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	5,150,000	$0.26
Granted	950,000	0.36
Exercised	(50,000)	0.10
Cancelled	(25,000)	0.47
Balance outstanding at December 31, 2014	6,025,000	$0.32
Balance exercisable at December 31,2014	5,054,170	$0.31

At December 31, 2014, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price

Options Outstanding, December 31, 2014	1,300,000	$0.10	$1.00
	200,000	$0.27	$0.27
	100,000	$0.31	$0.31
	750,000	$0.32	$0.32
	50,000	$0.33	$0.33
	250,000	$0.34	$0.34
	500,000	$0.35	$0.35
	100,000	$0.36	$0.36
	150,000	$0.38	$0.38
	1,600,000	$0.40	$0.40
	225,000	$0.42	$0.42
	100,000	$0.44	$0.44
	100,000	$0.47	$0.47
	600,000	$0.51	$0.51
	6,025,000
Options Exercisable, December 31, 2014	1,300,000	$0.10	$1.00
	166,666	$0.27	$0.27
	100,000	$0.31	$0.31
	750,000	$0.32	$0.32
	400,000	$0.35	$0.35
	33,336	$0.36	$0.36
	1,600,000	$0.40	$0.40
	79,168	$0.42	$0.42
	25,000	$0.44	$0.44
	600,000	$0.51	$0.51
	5,054,170

During the nine months ended December 31, 2014, the Company granted to employees options to purchase an aggregate of. 700,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from 0 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 81.84%, (ii) discount rate of 1.62%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $194,800.

During the nine months ended December 31, 2014, the Company also granted to three consultants options to purchase 250,000 shares of the Company’s common stock that expire between five and ten years from date of grant and have vesting periods ranging from is 0 to 36 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 81.84%, (ii) discount rate of 2.17%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $59,750.

During the nine months ended December 31, 2014 and 2013, we expensed total stock-based compensation related to vesting stock options of $177,271 and $868,497, respectively, and the remaining unamortized cost of the outstanding stock options at December 31, 2014 was $224,880. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at December 31, 2014 were approximately $441,000 and $419,500, respectively.

7. WARRANTS

At December 31, 2014, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2014	7,727,129	$0.41
Granted	8,076,472	0.37
Exercised	(3,676,472)	0.40
Cancelled	-	$-
Balance outstanding and exercisable at December 31, 2014	12,127,129	$0.39

Warrants issued to induce exercise

The purchasers who entered into the Securities Purchase Agreement with the Company on June 25, 2013, were issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 each and had exercise prices of $0.40, $0.42 (as reset) and $ 0.42 (as reset) per share, respectively, are exercisable immediately upon issuance, and have a term of exercise equal to five years, six months, and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent in the financing. The placement agent warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately. During the year ended March 31, 2014, warrants to purchase 3,676,472 shares of common stock were exercised based on a reset exercise price of $0.42 per share.

On March 26, 2014, we extended the expiration date of the nine-month warrants from March 28, 2014 to September 30, 2014. On September 9, 2014, we offered the purchasers holding the nine-month warrants the right to exercise all of those warrants, for an aggregate of 3,676,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.40 per share and new warrants would be issued to such investors, so long as the exercise thereof occurred on or before September 10, 2014. All purchasers acted on the early exercise offer and we issued 3,676,472 shares of our common stock for gross proceeds to us of $1,470,589. We determined that the modification of the exercise price of the warrants from $0.42 per share to $0.40 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $21,218 between the fair value of the warrants before and after the modification as a cost in the accompanying statements of operations for the three and nine months ended December 31, 2014.

In conjunction with the early exercise offer, we issued to the warrant holders who acted on such offer new, replacement warrants to purchase an additional 3,676,472 shares of our common stock. The terms and conditions of the replacement warrants are the same as the terms of the originally issued warrants, except that: (a) the initial exercise date is September 10, 2014 rather than June 28, 2013; (b) the replacement warrants have an exercise term of five years rather than nine months; (c) the exercise price of the replacement warrants is $0.45 per share (subject to anti-dilution and other adjustments as described below and a floor exercise price of $0.20 per share); and (d) the replacement warrants and the shares of common stock underlying such warrants are not registered under the Securities Act and are restricted securities. The new warrants are exercisable immediately upon issuance. These replacement warrants also provide for the adjustment of the exercise price and/or number of shares issuable upon exercise thereof in connection with stock dividends and splits, subsequent rights offerings, pro rata distributions to the Company’s common stockholders and subsequent equity sales by the Company at an effective price lower than the then-current exercise price of the replacement warrants. We determined that the fair value of these replacement warrants at their issue date of $940,549 was recorded as a cost to induce the exercise of the originally issued nine-month warrants in the accompanying statements of operations for the three and nine months ended December 31, 2014.

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

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 9). During the nine months ended December 31, 2014, we expensed total stock-based compensation related to the vesting of these warrants of $355,742, and the remaining unamortized cost of the outstanding warrants at December 31, 2014 was $753,498.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at December 31, 2014 was $104,000.

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

Aggregate payments under the above leases for the nine months ended December 31, 2014 and 2013 were $40,850 and $115,250, respectively.

9. DISTRIBUTION AND LICENSE AGREEMENTS

On August 25, 2014, we entered into a distribution agreement with Qualipride International (“Qualipride”), a stevia supplier located and organized in the People’s Republic of China, under which we became the exclusive worldwide distributor of Qualipride’s stevia products and acquired Qualipride’s customer list. Pursuant to the distribution agreement, Qualipride will supply products to the Company at its cost, plus up to 2% for handling costs and up to a 5% sales commission. We are obligated to hire and train sales personnel or appoint representatives to introduce, promote, market and sell Qualipride’s products worldwide. In addition, we must file a “generally recognized as safe” notice with the U.S. Food and Drug Administration for one or more of Qualipride’s stevia products prior to August 18, 2015. The Company will account for such costs as such sales are made, or such other direct costs are incurred. During the nine months ended December 31, 2014, neither any sales were made nor other direct cost were incurred pursuant to the terms of the distribution agreement.

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, we must obtain financing of at least $2.55 million prior to August 18, 2015 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant. The Company will account for the costs of such license and obligation once such financing has been received. During the nine months ended December 31, 2014, the Company did not receive any financing pursuant to the terms of the license agreement.

Concurrently with such arrangements, we also entered into employment agreements with Mr. Dong and Mr. Guo.  Under the employment agreements, in addition to their base salaries, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock (see Note 5) and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock (see Note 7).  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years. An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones, including reaching more than $5 million in annual revenue and the planned California stevia extraction and purification facility becoming operational and meeting certain technical performance specifications. The Company will account for the costs of the 1,000,000 shares of common stock and warrants to purchase up to an aggregate of 1,600,000 shares of common stock, at the time their issuance becomes probable. During the period ended December 31, 2014, no such milestones were met.

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

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or plan of operations; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 30, 2014.

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

Plan of Operations

As of the date of this report, we have not yet generated or realized significant revenues from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had a net loss for the nine months ended December 31, 2014 of $3,205,627, and we had stockholders’ deficit as of December 31, 2014 of $491,430. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual audited financial statements for the fiscal year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our long-term strategy is to develop the following proprietary technologies related to stevia and beyond: 1) fermentation technologies for stevia, through enzymatic enhancement and microbial fermentation, 2) methods for mechanized leaf production and stevia leaf processing that could be implemented at facilities in California, and 3) a bioinformatics platform that uses artificial intelligence and machine learning algorithms, which could enable us to develop novel product formulations and to discover novel genes related to human health and metabolism. In furtherance of these long-term goals, we expect to focus on the following activities during calendar year 2015, all as resources permit:

·	Conducting additional research and development activities to advance our proprietary technologies and exploring related uses of these technologies especially for health and nutrition product applications related to diabetes and obesity;

·	Initiating our stevia fermentation process at industrial scale and as a commercial process, either through internal facilities, a contract manufacturer, or a strategic partner, and obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (“FDA”) and other regulatory authorities in order to market and sell our planned first commercial product, a high purity stevia extract;

·	Integrating and growing a stevia sales and distribution business, including developing relationships with multinational customers and adding new marketing and sales support;

·	Designing, building and operating a stevia extraction and purification facility in California, and forming a local stevia grower network to support stevia leaf production in California;

·	Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and functional food products especially in order to help us fully leverage and capitalize upon our research and development efforts; and

·	Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

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

Research and Development Activities

We currently employ four full-time Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and have retained five additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, and workshop, and a diverse array of equipment, including bioreactors, pilot processing facilities, and other equipment related to agriculture, molecular biology, bioinformatics, analytical chemistry, process engineering, and food science.

During the 12 months following the date of this report, we are planning for total research and development expenditures of approximately $1,000,000 or more, although these plans are dependent on additional funding being available on acceptable terms. These activities include scale-up of our stevia fermentation processes, additional stevia field trials, discovery of genes and natural products that influence human health and metabolism, development of a bioinformatics platform that utilizes machine learning algorithms, and testing and development of consumer products, including functional beverages and nutraceuticals that may be useful for prevention of diabetes and obesity.

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

Commercial Operations

Our present commercial operations are primarily directed at industrial production of stevia and achieving sales of stevia products to multinational food, beverage, and ingredient companies. Although we previously planned to market our own stevia products directly to consumers, we have determined instead to focus our efforts and resources primarily on commercialization through partnerships with multinational food and beverage and ingredient companies and other large commercial purchasers of stevia. We have also recently initiated a research products business, which we own and operate but which is branded as SF Biosciences, which will provide a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of stevia extract production through our enzyme enhancement process that uses fermentation. We will need to achieve additional operational milestones in order to pursue this process at industrial scale, including, without limitation, additional process development and optimization, additional scale-up for commercial production, regulatory approvals for processing facilities, securing customer orders, securing adequate supply of low-grade stevia extract to use as starting material or feedstock, and regulatory approvals for our planned first stevia product, a high purity stevia extract. We are currently targeting initial annual production capacity of 200 tons of high purity stevia extract using these processes, and we currently estimate these milestones could be achieved and required regulatory approvals could be obtained in calendar year 2015.

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

We hope to design and construct one or more stevia processing facilities in California that can produce at least 150 tons of stevia extract annually and also have the flexibility to support additional production capacity that could be used to produce stevia using our proprietary fermentation methods. In designing and constructing such a facility, we plan to use the latest methods and equipment for stevia extraction and purification facilities that have been developed by Qualipride, which we have obtained an exclusive license to use outside of China. We also plan to collaborate with Qualipride’s staff in order to procure necessary equipment in connection with designing and constructing such a facility. We intend to build upon these methods in order to construct a California facility that is technologically advanced and a leader the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, nor have we acquired rights to land on which the facility would be built, and we currently estimate design and construction costs, excluding costs to acquire land on which the facility would be built, will be $4,000,000 or more and span 10-14 months. We do not plan to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing, equity financing or other similar means on favorable terms, which we may never be able to do. Related to the construction of this facility, we also plan to pursue additional stevia field trials and field operations in California in calendar year 2015, in order to help build and coordinate a network of local growers who can provide adequate leaf supply to fill the capacity of the facility. We ultimately aim for this grower network to include 1,000 acres or more of local leaf production that will be managed and financed primarily by local growers in California’s Central Valley.

Our commercial operations also include our research products business, which entails our commercialization of research products and tools that we develop and use in our stevia production activities. We initiated these operations in 2014 through the brand name SF Biosciences. In May 2014 we acquired certain assets and customer relationships and certain rights to molecular biology research products to facilitate the initiation of this research products business, and commenced operations with initial sales of research products. We expect to spend approximately $25,000 on additional sales and marketing efforts for these research products during the remainder of our 2015 fiscal year.

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

Over the 12 months following the date of this report, we aim to increase the scale of our research and development activities and commercial operations. As of February 13, 2015, we had nine full-time employees. Total expenditures over the 12 months following December 31, 2014, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least the 9 months after December 31, 2014. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Please see the additional discussion under “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended December 31, 2014 and December 31, 2013

Our net loss during the three months ended December 31, 2014 was $1,142,081 compared to a net loss of $1,045,037 for the three months ended December 31, 2013 (an increase in net loss of $97,044). During the three months ended December 31, 2014, we generated $59,641 in revenue and $39,407 in gross profit from sales of certain research products. We expect such sales to continue at approximately this rate. During the three months ended December 31, 2013, we did not generate any revenue.

During the three months ended December 31, 2014, we incurred general and administrative expenses in the aggregate amount of $655,950 compared to $796,017 incurred during the three months ended December 31, 2013 (a decrease of $140,067). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation costs which decreased to $93,619 during the three months ended December 31, 2014, as compared to $202,623 during the three months ended December 31, 2013.

In addition, during the three months ended December 31, 2014, we incurred research and development costs of $365,850 relating to research and development of our stevia products, compared to research and development costs of $219,436 during the three months ended December 31, 2013 (an increase of $146,414). The increase resulted primarily from our increased research and development activities, including equipment costs related to prototype development.

During the three months ended December 31, 2014, we incurred related party rent and other costs totaling $9,900 compared to $42,150 incurred during the three months ended December 31, 2013 (a decrease of $32,250). This decrease resulted from the expiration of one of our related party leases in May 2014.

This resulted in a loss from operations of $992,293 during the three months ended December 31, 2014 compared to a loss from operations of $1,057,603 during the three months ended December 31, 2013.

During the three months ended December 31, 2014, we recorded total other expense in the amount of $149,788, compared to total other income recorded during the three months ended December 31, 2013 in the amount of $12,566 (an increase of $137,222). During the three months ended December 31, 2013, we incurred expenses to induce the exercise of certain warrants of $173,824. No such expenses were incurred during the same period in 2014. During the three months ended December 31, 2014, we recorded a loss related to the change in fair value of derivative liabilities of $149,686, compared to a gain of $275,232 during the three months ended December 31, 2013. We incurred interest expense of $102 during the three months ended December 31, 2014 compared to interest expense of $88,842 incurred during the three months ended December 31, 2013 (a decrease of $88,740). The interest expense in the 2013 period was directly related to the amortization of valuation discount on our convertible notes, all of which have expired.

Nine Months Ended December 31, 2014 and December 31, 2013

Our net loss during the nine months ended December 31, 2014 was $3,205,627 compared to a net loss of $1,680,985 for the nine months ended December 31, 2013 (an increase in net loss of $1,524,642). During the nine months ended December 31, 2014, we generated $187,777 in revenue and $133,562 in gross profit from sales of certain research products . We expect such sales to continue at approximately this rate. During the nine months ended December 31, 2013, we did not generate any revenue.

During the nine months ended December 31, 2014, we incurred general and administrative expenses in the aggregate amount of $2,155,676 compared to $2,120,541 incurred during the nine months ended December 31, 2013 (an increase of $35,135). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development.  The increase in general and administrative expenses was mainly related to consulting and professional fees totaling $692,746 during the nine months ended December 31, 2014, compared to $585,384 during the nine months ended December 31, 2013, an increase of $107,362.

In addition, during the nine months ended December 31, 2014, we incurred research and development costs of $819,493 relating to research and development of our stevia products, compared to research and development costs of $545,821 during the nine months ended December 31, 2013 (an increase of $273,672). The increase resulted primarily from our increased research and development activities, including equipment costs related to prototype development.

During the nine months ended December 31, 2014, we incurred related party rent and other costs totaling $40,117 compared to $115,250 incurred during the nine months ended December 31, 2013 (a decrease of $75,133). This decrease resulted from the expiration of one of our related party leases in May 2014.

This resulted in a loss from operations of $2,881,724 during the nine months ended December 31, 2014 compared to a loss from operations of $2,781,612 during the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, we recorded total other expenses in the amount of $323,903, compared to total other income recorded during the nine months ended December 31, 2013 in the amount of $55,590 (an increase of $268,313). During the nine months ended December 31, 2014, we incurred expenses to induce the exercise of certain warrants of $961,767, compared to $173,824 incurred for these costs in the 2013 period (an increase of $787,943). Also during the nine months ended December 31, 2014, we recorded a gain related to the change in fair value of derivative liabilities of $642,678, compared to a gain of $553,343 during the nine months ended December 31, 2013 (an increase of $89,335). We incurred interest expense of $4,814 during the nine months ended December 31, 2014 compared to interest expense of $323,929 incurred during the nine months ended December 31, 2013 (a decrease of $319,115). The interest expense in the 2013 period was directly related to the amortization of valuation discount on our convertible notes, all of which have expired.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $1,135,434, which was comprised mainly of cash of $1,051,477. Our total current liabilities as of December 31, 2014 were $1,626,864 and consisted of accounts payable and accrued liabilities of $137,329, accounts payable to related party of $1,000, and derivative liability of $1,488,535. The derivative liability is a non-cash item related to certain of our outstanding warrants as of December 31, 2014. As a result, on December 31, 2014, we had working capital of $(491,430).

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in an accumulated deficit of $11,532,488 as at December 31, 2014, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 9 months after December 31, 2014. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2014, net cash used in operating activities was $1,837,920 compared to net cash used in operating activities of $1,595,049 for the nine months ended December 31, 2013. This increase was primarily attributable to an increase in the gain related to the change in fair value of derivative liability. Net cash used in operating activities during the nine months ended December 31, 2014 consisted primarily of a net loss of $3,205,627 and a change in fair value of derivative liability of $642,678, offset by costs to induce the exercise of warrants of $961,767, $355,742 for stock-based compensation for vested warrants granted to employees, $324,100 related to the fair value of common stock issued for services, $222,603 related to the fair value of common stock issued to employees and $177,271 related to the fair value of vested stock options. Net cash used in operating activities during the nine months ended December 31, 2013 consisted primarily of a net loss of $2,726,022 and change in fair value of derivative liability of $553,343, offset by $868,497 related to stock-based compensation for vested stock options and $295,804 for the amortization of debt discount.

Net Cash Provided By Investing Activities

During the nine months ended December 31, 2014 net cash provided by investing activities was $10,505, which was attributable to net cash acquired under our acquisition of assets from Percipio Biosciences, Inc. During the nine months ended December 31, 2013, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2014, net cash provided by financing activities was $1,475,489 compared to net cash provided by financing activities of $3,033,755 during the nine months ended December 31, 2013. Net cash provided by financing activities during the nine months ended December 31, 2014 was attributable to the proceeds received on the exercise of warrants. Net cash provided from financing activities during the nine months ended December 31, 2013 was attributable to $1,133,250 from the sale of common stock and warrants in our offering closed in June 2013 and $1,824,505 from the exercise of a portion of those warrants.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2014 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2014-16 on the our results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”),  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2014-15 on the our results of operations or financial condition.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers . ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “ Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) .” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on the our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2014, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures . The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2014 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December 31, 2014:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended December 31, 2014, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended December 31, 2014. As a result , there were no changes in our internal control over financial reporting during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November and December 2014, the Company issued an aggregate of 419,867 shares of our common stock to a consultant as payment for services and recorded expenses of $150,000 based on the closing market price of our common stock on the date of the issuance. The shares of common stock issued to the consultant have not been registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: the consultant has represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it was acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the shares were issued as restricted securities. We are under no obligation to register the resale of such shares and do not expect to do so. Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.

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

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	February 17, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

