Form 10-K
period 2015-03-31
Stevia First Corp.
filed 2015-06-25
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53832

STEVIA FIRST CORP.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5225 Carlson Rd.
Yuba City, California 95993	(530) 231-7800
(Address of principal executive office, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act). See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23,901,933, based on the closing price of $0.33 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 24, 2015, there were 78,293,917 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART  I

Item 1. Business

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, added other key personnel, and began leasing laboratory and office space and land in California and since then we have been pursuing our new business as an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, along with discovery and development of additional food and nutritional products.

Business Overview

The 21st century to date has seen a focus on health and sustainability and related trends, including efforts to reduce sugar consumption and to stem our global epidemics of diabetes and obesity. At the same time, new technologies that combine software with the life sciences, often through biotechnology, are becoming more widely available and accessible to physicians, researchers, and consumers. Through our focus on harnessing these new technologies and tools, and applying them to key challenges within the food, nutrition, and healthcare industries, we believe we have the potential to build a growing business and to enable development of far healthier food and nutritional products.

We are an agricultural biotechnology company that currently devotes most of our resources to research and development of new products and technologies, but we are currently seeking to commercialize stevia products, research products, as well as other food and nutritional products that are related to metabolic health.  As of the end of our March 31, 2015 fiscal year, we had generated $245,680 in revenues from our business operations, although we do not expect to generate significant amounts of cash from our operations in the immediate future. We had net losses for the year ended March 31, 2015 of $4,048,373, which includes non-cash expenses, and we had an accumulated deficit as of March 31, 2015 of $12,375,234. As described in more detail elsewhere in this annual report, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our Approach: Reinventing Human Nutrition

We are an agricultural biotechnology company that is dedicated to developing and commercializing dramatically healthier food and nutrition products.   Stevia is a zero-calorie alternative sweetener that is enabling sugar reduction within mainstream food and beverage products.   We are developing proprietary stevia processing technologies in order to increase its global supply, and intend to sell stevia at an industrial scale directly to multinational food, beverage, and ingredient companies. We are also developing and using a novel bioinformatics platform that relies on artificial intelligence algorithms in order discover novel genes and gene combinations related to longevity, which can be used to develop medical interventions for common age-associated diseases.  We are primarily seeking to commercialize food and nutritional products that may be used in order to prevent diabetes, obesity, and other metabolic disorders, and are seeking to commercialize our technologies through licensing arrangements, strategic partnerships, and/or joint ventures.

Our primary research and development operations are in California, with work performed internally by our scientific team and through a network of scientists and engineers who serve as our consultants. Our research and development activities are intended to harness “breakthrough technologies”, which we define as technologies that may not have existed as recently as a decade ago but have now become available and widely accessible and have the potential to provide solutions and commercial opportunity across diverse end markets and industries. We currently focus on breakthrough technologies that lie at the intersection of software and the life sciences within the biotechnology field.

Through our use of these breakthrough technologies, we are developing the following proprietary technologies related to stevia and more broadly to key applications within the food, nutrition, and healthcare industries:

•

Bioprocessing and fermentation technologies, which we believe have the potential to dramatically increase the global supply of high purity Rebaudioside A (“Reb  A”) from stevia leaf extract while producing it at lower cost,  and which are broadly useful due to the relatively high expense and logistical challenges of obtaining certain natural products through large scale farming followed by industrial-scale botanical extractions; and

•

Bioinformatics technologies that rely on artificial intelligence algorithms and perform novel genomics analyses, which we are using to discover novel genes and gene combinations related to human longevity in order to discover related nutritional and medical interventions for improved metabolic health and age-associated diseases, and that are broadly useful due to the multigenic nature and inherent complexity of most human diseases.

In order to capitalize on the research and development efforts described above, we intend to build commercial operations that provide us with the ability to sell food and nutrition products and related services, or to enter into licensing arrangements, strategic partnerships, and/or joint ventures to achieve increased sales and revenue.  Our primary commercialization efforts today are directed at sales of stevia products to multinational food, beverage, and ingredient companies.  We are currently pursuing development and commercialization of additional functional food and nutritional products, especially ones that complement stevia and may also be useful for prevention of diabetes and weight management.  We also currently market and sell research products in operations that began in 2014 and include the assets purchased from Percipio Biosciences, Inc. (“Percipio”), which we believe is a natural outgrowth of our team’s focus on harnessing new tools and technologies within our research and development operations.

Our long-term business goals include developing and building the following commercial operations in order to capitalize upon our research and development activities, our proprietary technologies related to production of stevia and other natural products, and our technologies that may be useful for additional applications within the food, nutrition, and healthcare industries:

•

A sales and distribution business focused on stevia and other nutritional products useful for metabolic health, with stevia product sales focused on the business-to-business market and also enabling direct-to-consumer sales of stevia and related nutritional products;

•	A stevia processing facility, to be built in North America, with the necessary equipment and personnel to enable industrial enzyme production as well as bioprocessing of stevia and other products; and

•	A research products business, which manufactures and sells research products and operates a global distribution network for such research products.

In furtherance of these long-term business goals, we expect to focus on the following activities during the remainder of calendar year 2015 and calendar year 2016:

•

Conducting additional research and development activities to advance our proprietary bioprocessing and bioinformatics technologies, and to explore use of these technologies for stevia production and for additional applications critical to the food, nutrition, and healthcare industries;

•

Obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities in order to market and sell high purity stevia derived from leaf extract and from our proprietary enzyme enhancement process;

•

Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our current product offerings; and

•

Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our Operations

Our present research and development operations are focused on harnessing breakthrough technologies for increasing global stevia production and developing additional food and nutrition products, while solving key challenges for the food, nutrition, and life sciences industries.  Our commercial operations seek to market stevia products primarily in North America, as well as to market and sell research products and tools to life science researchers.  The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” in Item 7 of this annual report.

Research and Development Operations

We currently employ three Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and we have retained seven additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities and offices. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, workshop, a food-grade pilot production facility, and a diverse array of equipment, including bioreactors, laboratory automation setups, pilot processing units, and other equipment related to agriculture, bioprocessing, bioinformatics, and food science.

During the next 12 months, we are planning for total research and development expenditures of $250,000 or more. These activities include scale-up and process optimization of our proprietary enzyme enhancement process for stevia as well as conduct of additional stevia field trials.  We also are continuing to develop a bioinformatics platform geared towards discovery of novel genes and gene combinations related to human health and longevity.  Internal analysis so far has yielded potentially valuable results, including identifying specific gene combinations linked to extremely long human lifespan within the supercentenarian population, and our next steps will center on more fully understanding why these gene combinations contribute to improved health, and to use this knowledge to develop novel functional food or nutritional products that influence the same genetic pathways.

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply novel technologies to stevia production and other food, nutrition, and life sciences applications more quickly, efficiently and effectively than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “—Intellectual Property” below for a further discussion.

Stevia Commercialization Arrangements with Qualipride

In September 2014, we entered into definitive agreements with Qualipride International (“Qualipride”), a stevia supplier based in China with access to annual stevia supply greater than 1,000 metric tons, in order to accelerate the commercialization of our stevia products and technologies.  We entered into a definitive distribution agreement that is intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, and entered into a definitive license agreement that provides us an exclusive license outside China to use their proprietary facility designs for stevia extraction and purification, and initiated plans for the construction of the first dedicated stevia processing facility in California. Most Qualipride sales are currently domestic sales within China, and we are focused on the expansion of Qualipride’s customer base, primarily in North America.  However, we are in the process of opening a wholly-owned subsidiary in China in order to finance research and development operations within China and to act as a local reseller there, if it becomes desirable to do so.  Pursuant to the distribution agreement, we must file for a GRAS designation for one or more of Qualipride’s stevia products prior to August 25, 2015.  Pursuant to the licensing agreement, we must be financed with at least $2.55 million prior to August 25, 2015 in order to retain exclusive rights to the proprietary stevia processing facility designs. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing, provided that the Company receives signed commitments from major stevia customers to purchase output from the proposed California processing facility.

Commercial Operations

Our present business operations are primarily directed at achieving sales of stevia products to multinational food, beverage, and ingredient companies in North America.  We are focused on selling products through business-to-business arrangements or partnerships with multinational companies, although we will also seek to market certain products directly to consumers including stevia and other functional food and nutraceuticals that may be useful for prevention of diabetes and weight management.  In 2014, we initiated a research products business, which we own and operate, and that provides a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of sales of stevia extract to multinational food and beverage companies focused mainly on North America.  Our sales and distribution operations provide North American stevia sales, marketing, and quality control support, and also provide a distribution channel for any food and nutrition products made internally using our novel bioprocessing methods.  We are focused mainly on business-to-business sales but we may also perform some direct-to-consumer marketing of these products.  We expect to spend approximately $75,000 in the next 12 months on product marketing and further integration of the Qualipride sales and distribution business, which may require the Company to manage and conduct certain operations in China through a wholly-owned subsidiary.  We are currently optimizing a proprietary enzyme enhancement process for stevia, and will likely need to achieve additional operational milestones in order to realize sales from this process, including demonstrating implementation of the process at industrial scale, additional process optimization results, and obtaining regulatory approvals for Reb A derived from the process.  We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $100,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner.  We currently estimate that regulatory approval of this product will be obtained in 2015.   In addition, we are planning construction of the first dedicated stevia leaf processing facility in California, which is designed to produce at least 150 metric tons of stevia extract annually, and also could be used to implement our proprietary bioprocessing methods.  The planned facility would be technologically advanced and could lead the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, and we currently estimate finalized design and construction will cost $4,000,000 or more and span 10-14 months. We do not intend to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing or other similar means on favorable terms, and until after we receive signed commitments from stevia buyers in order to purchase output from the proposed California facility.

Our commercial operations also include a research products business, which entails commercialization of life sciences research products and tools, some of which are also used within our own research and development activities.  We initiated these commercial operations in May 2014 upon acquiring certain product assets, customer relationships, and rights to molecular biology research products.

The Impact of Global Diabetes and Obesity Epidemics

The World Health Organization (the “WHO”) has declared that a diabetes epidemic is underway. In 1985, an estimated 30 million people worldwide had diabetes. By 1995, this number had shot up to 135 million, and by 2005 reached an estimated 217 million. Alarmingly, the WHO predicts that this will increase to at least 366 million by 2030.  The WHO attributes this growth to population growth, aging, unhealthy diets, obesity and increasingly sedentary lifestyles.

Diabetes is considered one of the major causes of premature illness and death in most countries and imposes a substantial financial burden to society. The predicted increase in prevalence among the population is therefore a real health and economic concern.  Most of the costs associated with diabetes result from comorbidities and the management of diabetes-related complications. Diabetic individuals are three times more likely to require expensive hospitalization for complications such as heart disease, kidney failure, limb amputation and blindness.  In the United States, the American Diabetes Association (the “ADA”) has estimated that the total cost of diabetes in 2002 was $132 billion, with direct and indirect costs of $92 billion and $40 billion, respectively.

More alarming still, a large percentage of people suffering from diabetes in developing countries - 45-58 % in Latin America, Middle East and Southeast Asia, and more than 80 % in Africa - remain undiagnosed. If left untreated, diabetes can lead to a number of severe conditions that affect the heart, eyes, nerves, blood vessels, and kidneys. In fact, 20-40 % of diabetes patients develop diabetic renal disease, and if their condition progresses further, they will require dialysis several times a week. Thus, the number of dialysis patients in these regions is also expected to grow at a faster pace than in developed countries.

The WHO has also recognized that the prevalence of obesity is rapidly rising to epidemic proportions around the world at an alarming rate. More than one billion adults worldwide are overweight and at least 300 million of these are obese. The WHO has concluded that the fundamental causes of this epidemic are sedentary lifestyles, high-fat, energy-dense diets, and increased urbanization.  In the United States, results from the National Health and Nutrition Examination Survey conducted in 1999–2000 indicate that a staggering 64.5% of adults in the United States are either overweight or obese, defined as having a body mass index (BMI) of 25 or more.

Although substantial lifestyle changes such as increasing physical activity and modifying diet are likely to remain integral to obesity management, low compliance means that pharmacological intervention is likely to become more prevalent. The market and economic benefit for safe and effective methods of prevention or treatments is therefore substantial.

The Trend of Sugar Reduction and the Market for Stevia

While still widely used, over-consumption of the traditional nutritive sweeteners, sugar and high fructose corn syrup (“HFCS”) carries risks. It is believed that the increased consumption of sugar and HFCS, which have similar caloric content, has contributed to increased rates of obesity, diabetes and other health-related issues. In particular, HFCS has been cited as a contributor to increasing rates of obesity due to its high percentage of fructose, which, unlike glucose, does not trigger the release of appetite suppressing endorphins when metabolized in the human body. Also, in addition to the increased concern about adverse health effects, there is a separate concern about a looming shortfall in the world’s sugar supply, reflected by the rise in the price of sugar from about

$0.10 per lb. to more than $0.60 per lb. over the last 10 years, although it has since decreased from such peak levels. All of these concerns have stimulated a global demand in recent years for alternatives to sugar and HFCS.

 Stevia rebaudiana, popularly known as the stevia plant, is a small green plant from the chrysanthemum family with leaves that can taste 30 times sweeter than sugar. Stevia has been used and cultivated widely in Japan and China since the 1970s and has gained popularity in the United States following the issuance of the FDA’s first no objection letter in December 2008, which granted GRAS status to various Rebaudioside A (“Reb A”) extracts, or steviol glycoside extracts, including those of 97% Reb A purity (referred to as “Reb A 97”) and 95% purity (referred to as “Reb A 95”), which permitted the use of stevia as a sweetener in food and beverages in the United States. Today’s second largest market globally for high-intensity sweeteners, the European Union, adopted regulations to approve the use of stevia extract in November 2011.  The steviol gylocoside compound Reb A is the most commonly used as a commercial product, due to its relatively good taste and abundance within the stevia leaf. In most stevia extract commercial products, Reb A is extracted from the stevia leaves and then purified to 95%, 97% or greater purity for use in food and beverages.  To produce Reb A, the white concentrated powder is refined into crystals that are 200 to 300 times sweeter than sugar. The cost of producing or acquiring stevia in dry leaf form currently accounts for an estimated 70% of the costs involved in traditional stevia extract production.

Stevia represents a growing category of zero-calorie, high-intensity sweetener. Stevia extracts measure zero on the glycemic index, which is important in the diabetic market and benefits from growing consumer understanding of the value of a low glycemic index diet. In addition, the ability of stevia extracts to remain stable under heat permits them to be utilized in baked, cooked and processed foods. Reb A, the commercial form of stevia, is increasingly being used in food and beverage applications. Because Reb A is heat, light and pH stable, it can be used in applications where some other artificial sweeteners cannot. Additionally, its taste is closer to sugar than other sweeteners currently available, which could provide Reb A with significant advantages in certain applications.

We expect greater awareness of the relationship between diet and health will support an increasing demand for products across all categories that offer nutritional and health benefits. In particular, we expect the food and beverage segment in the United States and worldwide to experience growth in demand for alternative sweeteners due to increasing public awareness about the risks of sugar and sugary beverage consumption. A Credit Suisse report published in September 2013 titled “Sugar: Consumption at a Crossroads” indicates that, while medical research has not proven conclusively that sugar is the leading cause of obesity, diabetes type II or metabolic syndrome, the balance of medical research studies are coalescing around this conclusion. According to this report, in the U.S. alone, healthcare costs tied to diabetes type II are estimated at $140 billion, compared to $90 billion for tobacco-related healthcare costs. The same report also concluded that the most likely outcome over the next 5-10 years will be a significant reduction in sugar consumption and a marked increase in the role of high-intensity natural sweeteners, such as stevia. In addition, draft guidelines proposed by the WHO in March 2014 encourage the consumption of less than 5% of total daily caloric intake from sugars, which is less than the amount found in a single can of regular soda. Due to these and other factors, growth in traditional carbonated soft drink sales are expected to remain flat (or decline slightly), while demand for non-sugar enhanced beverages is expected to rise. Stevia extracts have played a significant role in new product development in this category to date.

We also believe that the market for stevia compared to other non-nutritive artificial sweeteners will benefit from a consumer belief that all-natural products are healthier than artificial products, particularly in the case of certain artificial high-intensity sweeteners that have been subject to consumer health risk concerns. A Harris Poll in 2008 found that three out of five Americans believe artificial sweeteners are only somewhat safe or not safe at all. Further, an August 2008 survey by IFIC Food and Health reported that 43% to 45% of Americans said they wanted to use less aspartame, sucralose and saccharin. Consumers are increasingly demanding healthier and more nutritious food and beverage products. Products with excessive levels of sugar and HFCS are increasingly being shunned, as are those fortified with synthetic or artificial low-calorie sweeteners. As a result, lower calorie products with natural ingredients, such as stevia’s all-natural, zero-calorie sweetener alternative, are increasingly in demand.

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

Stevia Extract from Fermentation-based or Biotechnological Production Methods

Certain companies and research groups including Stevia First are investigating the potential for producing stevia extract through methods that mimic the biosynthesis of steviol glycosides within the stevia plant. In doing this, steviol glycosides would be produced or enhanced using yeast, plant cells, recombinant enzymes, or using directed fermentation and related biotechnological methods so as to better control the blend of steviol glycosides in the final product. These fermentation-based or biotechnological methods rely upon knowledge and characterization of the genes and enzymes that play a role in the biosynthesis of steviol glycosides within the stevia leaf. If successful, these methods could produce stevia using enzymatic enhancement of crude stevia extract, or through bypassing entirely the need to grow the stevia plant through fermentation. These methods could be more reliable and economical than current methods that rely upon complex stevia farming and extraction methods and could produce a superior tasting stevia extract that contains fewer impurities. This may be desirable for Reb A, which is relatively expensive today compared to artificial sweeteners like sucralose or aspartame, and especially helpful for the successful commercialization of “next-generation” stevia extracts such as Rebaudioside D and Rebaudioside M, which are typically present in extremely low levels within the stevia leaf and therefore costly to produce through traditional leaf production and extraction. In addition, because the stevia leaf is a complex mixture of various compounds, traditional extraction processes require the use of further processing and purification steps in order to try to remove impurities that may contain off-tastes, which adds to the cost of producing the stevia product. The use of fermentation-based processes could ultimately enable the production of stevia extracts that are better tasting and more readily available due to lower production costs.

The Global Sweetener Industry

The value of the global sweetener market in 2009 was estimated at $58.3 billion, as reported by Reuters, and continues to be dominated by sugar, which many governments subsidize because they consider sugar a necessity as a nutritive sweetener.  The other predominant nutritive sweetener, HFCS, is a modified form of corn syrup with an increased fructose level, typically containing either 42% or 55% fructose. Since fructose is sweeter than glucose, HCFS can be more sweet than sugar, which results in a more cost-effective use in food processing. HFCS’s caloric content is equivalent to that of sugar.  A 2011 report from the USDA found that sweetener deliveries for 2010 were 131.9 pounds per person, which is an estimate of consumption levels. According to Mintel’s 2011 report on stevia and other natural sweeteners, stevia is one of the fastest-growing newcomers in the $6 billion estimated sugar substitute market. This includes artificial chemical sweeteners as well as naturally derived non-caloric sweeteners.

Non-nutritive sweeteners, sometimes referred to as “artificial sweeteners” or “high-intensity sweeteners,” are generally synthesized by chemical processes and have a higher degree of sweetness than nutritive sweeteners. Non-nutritive sweeteners have low or no caloric content and do not include fermentable carbohydrates, preventing the creation of acids through oral bacteria that causes tooth decay. The low calorie content allows diabetic patients to enjoy the taste of regular sugar without adding calories to their diet while assisting in weight management to prevent heart disease and obesity. An increasing diabetic patient population, surging risks of heart diseases, and a more health-conscious populace are major factors driving the growth in artificial sweeteners market.  Beverages, notably diet soft drinks, are the principal market for non-nutritive sweeteners, although they are used in a variety of other food products including dairy products, bakery products, confectioneries, snacks, salad dressings, cosmetics and pharmaceuticals. The Coca Cola Company and PepsiCo, for example, are major purchasers and users of aspartame, a popular high-intensity sweetener, often used in diet sodas. Growth in this market is largely affected by the ongoing trends among consumers. The United States dominates the world non-nutritive sweeteners market, with Europe and Asia-Pacific trailing the United States in sales.  Leading non-nutritive sweeteners include sucralose, which is found in more than 4,500 products, was developed in the 1970s, and according to Tate & Lyle plc, in 2012, Splenda ® sucralose had a 26% share of the high intensity sweetener market by value.  Aspartame is one of the most widely used high-intensity sweeteners in the food and beverage industry, and was discovered in 1967 and approved by the FDA in 1981.  Saccharin is 300 times sweeter than sugar, but it has been known to have a bitter aftertaste and has been subject to controversy over possible carcinogenic side effects.

About the Nutraceuticals Market

The nutraceuticals market is a multi-billion dollar market comprised of foods, beverages, ingredients, and dietary supplements that have (or are promoted as having) a health benefit to consumers.   Products within the broader nutraceuticals market can be split into three separate categories, including dietary supplements, nutraceutical ingredients, and functional foods and beverages.  Extensive research also shows that the market for nutraceuticals has broadened considerably in recent years and now includes products targeted to virtually every socioeconomic, age and health category.  Ongoing research is constantly allowing the further segmentation of the functional foods market allowing the introduction of foods catering to the needs of people belonging to different age groups. For example, fortified foods with enhanced or enriched nutrients have been found more beneficial among the aging population, functional beverages are favored by teenagers and adults while the dietary supplement market has more inclination towards infants and elders.  Major factors contributing to the growth of functional foods include: increasingly complex lifestyles; quick-fix tendency toward health issues; lack of physical activities; rising healthcare costs; increasing health consciousness; assuming a preventive stance rather than reactive for health problems; ease of consumption; and a rise in the aging population.

Globally, the nutraceuticals market reached $142.1 billion in 2011 and is expected to reach $204.8 billion by 2017, growing at a compound annual growth rate (“CAGR”) of 6.3%.  The global functional food market revenue for the year 2013 was estimated to be around $175 billion.  With an annual average growth rate of about 15%, the global market for functional food is forecast to exceed $230 billion by 2015. In 2011, North America enjoyed the highest market share for nutraceutical products at $56.4 billion.  The sales revenue itself proves the popularity of functional foods and nutraceuticals in the global market. Currently, it accounts for a 45% share in the global food market.  Such a wide and growing customer base has attracted some of the world’s major food and beverage producers. General Mills, Groupe Danone, Coca Cola Company, Kellogg Co., Nestle, S.A., Kraft Foods, PepsiCo, and others are now heavily engaged and are developing a variety of food and beverage products with functional health claims.   Many of these companies, and many smaller regional players, are carving out opportunities for themselves by specializing their product offerings and, for example, partnering with pharmaceutical companies to combine food products with medicines.

“Geroprotectors” -- Nutraceuticals and Pharmaceuticals that influence known Longevity Genes

In recent years, a class of compounds called “geroprotectors” has emerged, which are being used in treatments or interventions that in the laboratory extend the lifespan of model organisms including yeast, worms, flies, or rodents.  The U.S. National Institutes of Health, through its National Institute on Aging, has launched the Interventions Testing Program to verify these results in well controlled studies.  Many of the genes involved in these interventions, as evidenced by knockdown or overexpression of certain genes, are related to nutrient-sensing and metabolism, meaning that treatments based on these discoveries could result in interventions that are also useful for the prevention or management of diabetes, obesity, and other metabolic disorders.

More than 50 genes and genetic pathways are known today to influence lifespan, with one example being the adenosine monophosphate-activated protein kinase (“AMPK”) pathway, which has historically been targeted for drug development, and serves as an example of the broad potential of geroprotectors for improving health and for preventing metabolic disorder in particular.  Metformin is a first-line pharmaceutical treatment for diabetes, a known AMPK activator, and is an anti-hyperglycemic agent that has the ability to restrict glucose output.  Beyond that, this drug has been shown to have life-extending effects, where patients with diabetes on metformin lived years longer even than “healthy” controls that did not have diabetes.  Studies have suggested that the activation of AMPK by metformin provides a unified explanation for these benefits, and others have shown how other available interventions such as resveratrol and exercise also activate AMPK.   Pharmaceutical companies and food companies have even pursued activators of AMPK as potentially being able to provide a pill that provides “exercise-in-a-bottle”.  This genetic pathway is one of several lifespan-related pathways that aging researchers are starting to characterize today, and where drugs or nutraceuticals known as geroprotectors could influence them and have profound health benefits.  Other known pathways to influence lifespan include mTOR, Insulin/IGF-1, Sirtuins, and others, and the key to developing functional ingredients will be discovering how each of these pathways interact, and how to influence them safely.

One example of an intervention that is known to act through longevity genes, and that has been shown by aging researchers to reliably extend lifespan is fasting, or calorie restriction, which has been studied for more than 75 years.  Because this intervention requires a drastic reduction in calories, it is thought to be too impractical to be adopted in the mainstream.  Indeed, it is too burdensome for many to adhere to a calorie-controlled traditional diet and to exercise consistently.  Therefore, it is desirable to develop geroprotector compounds that recapitulate the same benefits but can be provided in a more convenient form, such as a pharmaceutical, nutraceutical, or functional food ingredient.

Use of Artificial Intelligence for Bioinformatics and Genomics Analysis

The genomics revolution has led to massive scientific advances, but has not yet spawned the dramatic onslaught of novel therapeutics that was envisioned by many when the Human Genome Project was conceived.   One key reason for this is complexity -most diseases depend on multiple genes interacting together, via the interaction of multiple proteins and epigenetic mechanisms, and via complex cooperative dynamics spanning multiple body systems and chronic age-associated diseases such as heart disease, cancer, diabetes, and osteoporosis are known to be polygenic and too complex to understand at present.   Simplistic ways of analyzing complex genomic data have not been able to address the subtlety of human health and disease, except in a handful of cases.

Artificial intelligence (“AI”), at least in principle, contains a key to resolving this dilemma.  AI algorithms are able to penetrate data complexity that stumps the human mind as well as traditional statistical methods, finding patterns in the combinations of multiple genes and epigenetic mechanisms which cause human disease.  Supervised learning algorithms are able to analyze multiple gene expression and single nucleotide polymorphism (“SNP”) datasets, and there is extensive publically-available data today that can be analyzed that characterize the genetics of long-lived humans, including populations like supercentenarians, who live to be 110 years old or longer, and other long-lived organisms like the bowhead whale and naked mole rat.  This analysis could enable the discovery of novel genes and gene combinations that are fundamental to the aging process and to the onset of common age-associated diseases.

Competition

Our goal is to leverage the breakthrough technologies we are developing to become a premier global supplier of stevia and to develop lucrative applications within the food, nutrition, and healthcare industries.

We face competition from current producers of sweeteners and other functional food products, primarily from multinational food, nutrition, and pharmaceutical companies, who may be potential customers or strategic partners but who may also conduct internal research and development similar to our own.  In addition, we face competition from research-focused companies and contract research providers who may seek to develop products and technologies with similar capabilities to those we are developing internally.  Many of these competitors are larger, more established and have more resources than we do.  In addition, we expect other major global companies may enter the market or become competitive with us as demand for our products and technologies grows, and as they are validated through additional research and development milestones or increased market penetration.

 We believe that key competitive and differentiating factors in the stevia industry are price, taste, product purity, supply chain reliability, product applications support, as well as technological innovation to ensure that environmentally friendly, safe, and sustainable production methods are used.  Many of our competitors in the stevia industry continue to rely on traditional stevia production through farming.  According to CCM Information Science & Technology’s 2013 market research report on the stevia industry, the leading three global companies by stevia output comprise less than 50% of all stevia production capacity, indicating the fragmented nature of the stevia industry, with many different suppliers having significant production capacities. As a result, we compete in the stevia production market against many large, midsize and small companies with customer bases ranging from local to global. Major stevia producers include Cargill, Incorporated, an international producer and marketer of food products that produces Truvia® tabletop sweetener, the leading stevia tabletop sweetener in the U.S., and is potentially the largest producer of stevia-based sweeteners and PureCircle, a Malaysian based supplier of stevia for the PureVia™ tabletop stevia brand that reported in 2013 that it had 2,800 metric tons of annual production capacity for high purity Reb A, which it stated could eventually support $250 to $300 million in sales revenue. Other significant producers and distributors of stevia in the business-to-business market include Blue California and GLG Life Tech Corp.  Some of our competitors are pursuing research and development related to the production of stevia through fermentation-based methods such as DSM and a joint venture initiated by Cargill and Evolva.  As a result, we face competition from large existing ingredient companies that may be able to develop fermentation or other production processes that are more effective, more convenient or less costly than any that we may develop, or they may obtain regulatory approvals for their products more rapidly than we may obtain approval for ours.

Our strategy of differentiation in the nutraceutical and functional ingredient market is to provide a high level of quality and consistency in our products, a clear ability for our products to influence metabolic health, and to validate our products using clinical study practices that are comparable to those used by the pharmaceutical industry.  For our products, this entails ensuring lot-to-lot consistency, ensuring that active ingredients are found at an adequate dose within the final product, ensuring that the active ingredients are bioavailable and therefore can fully support the product’s health claims, and ensuring that health claims are substantiated by randomized and placebo-controlled clinical studies.  Typically, the first line of treatment for Type 2 Diabetes is diet modification and exercise, which is rarely effective because it is inconvenient, requiring a substantial change in the patient's lifestyle. A number of classes of pharmaceutical drugs are used to manage Type 2 Diabetes, many of which are orally available. Current therapies include biguanides, sulfonylureas, thiazolidinediones (TZDs), alpha-glucosidase inhibitors, dipeptidyl peptidase 4 (DPP-4) inhibitors, glucagon-like peptide-1 (GLP-1) analogues, and insulins. The most commonly prescribed first-line treatment for Type 2 Diabetes in the United States is metformin.  We have many competitors in this field including large commercial pharmaceutical companies and multinational ingredient companies that manufacture and sell functional food and nutraceutical products.  Despite the continued sales of many nutraceutical and pharmaceutical products that influence or are marketed as products useful for prevention of diabetes or weight management, we still are experiencing global diabetes and obesity epidemics, so most products on the market today either fail to be effective, fail to be accessible, fail to be sufficiently convenient or inexpensive, or fail for other reasons to become a mainstream solution that prevents diabetes and obesity.  Beyond that, the nutraceuticals market today is especially crowded with products that offer tenuous or insignificant health benefits, representing a significant market opportunity for products that are convenient and effective.

Government Regulation

Regulatory Approval of Stevia in Food and Beverage Markets

Stevia has been approved for use in food and beverages in multiple markets around the world, including the United States, the European Union, Australia and New Zealand, China, Japan, Mexico, Brazil, and Paraguay. Such approval is typically granted by a government body for the use of a refined stevia extract, such as Reb A, in formulations of consumer products including food, beverages, and tabletop sweeteners. In June 2008, the Joint Expert Committee on Food Additives (the “JECFA”), administered jointly by the United Nations’ WHO and the Food and Agricultural Organization, raised the acceptable daily intake level for stevia. Established in 1956 as an international scientific committee to evaluate food additives, JEFCA is now widely recognized as the leading authority in risk assessment of food hazards. The JECFA has evaluated more than 1,500 food additives and established the main international principles and guidelines of safety assessment for chemicals in foods. The JECFA published its approval of stevia after a decade of study, stating that, "95% steviol glycosides are safe for human use in the range of four milligrams per kilogram of body weight per day." This doubled the average daily intake level previously set by the JECFA from earlier studies. In addition to these JECFA approvals, most countries have their own approval processes, generally administered by one or more governmental agencies, which regulate the commercial sale of food and beverage products. In the United States, which we expect will be the primary market for any stevia products we may produce and commercialize, at least 25 stevia products, including Reb A products and also refined mixtures of steviol glycosides, have already received GRAS approval from the FDA, the U.S. governmental agency that regulates the production and sale of food and beverage products. All of these public GRAS approved products use traditional industry means for obtaining steviol glycosides, including the cultivation of the stevia plant and extraction of steviol glycosides from the stevia leaf, and none appear to involve directed production of steviol or Reb A, currently the industry-leading steviol glycoside, from lower-cost substrates using fermentation, enzymatic, or otherwise biotechnological processes. Certain products appear to use industrial enzymes for use with leaf extraction, and three products appear to use industrial enzymes for modification of steviol glycoside mixtures to improve taste profiles. A company introducing a new product in the United States that contains stevia produced using previously approved methods may obtain GRAS status for the product by submitting a notification letter to the FDA for its review or by privately asserting GRAS status by conducting internal reviews of the product’s manufacturing processes, purity and safety data.

Regulatory Approval of Stevia Products using Novel Fermentation or Biotechnological Methods

Because we seek to produce steviol glycosides using novel fermentation or biotechnological methods, these processing and production methods may subject any products we produce to additional regulatory approvals, as compared to stevia products that are produced using known industry methods, if the methods or substances used for stevia production have not received GRAS approval or if they are not otherwise exempt from premarket approval by the FDA. For example, if we develop and intend to use novel reaction substrates, production microorganisms, or processing enzymes that mimic the natural biosynthesis of the stevia plant, we may be required to obtain premarket approval and to seek GRAS approval through a petition process for these novel substances used as processing aids or food additives. The Food, Drug and Cosmetic Act and the rules and regulations promulgated thereunder prescribe the statutory requirements for food additive petitions and the eligibility requirements for classification of a substance as GRAS and for GRAS affirmation petitions. Such additional approval process would involve a separate petition and review of any novel food additives or processing aids, and include a necessary determination by qualified experts that the substance is safe for its intended use and that sufficient information about the safety and use of the substance is widely known and publicly available. If such additional regulatory approvals are required with respect to any products we may develop using novel fermentation or biotechnological methods, then our commercialization of any such products may experience significant delays to obtain such approvals, may require substantially higher costs than we presently anticipate, and or may not be achieved at all.

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

Research and Development

During the fiscal years ended March 31, 2015 and 2014, we incurred $1,131,327 and $575,092 in expenses that were allocated to research and development activities.

Intellectual Property

Our research and development efforts focus on stevia production, but span other products and applications related to the food, nutrition, and pharmaceutical industries.  As a result, we apply a multifaceted approach to developing and protecting our intellectual property portfolio. We have obtained or applied for exclusive and worldwide rights to multiple patents and patent families, most of which have been developed internally, but also including rights obtained through an exclusive license agreement with Vineland Research and Innovations Centre (the “Vineland License”). The Vineland License relates to certain methods for microbial production of steviol and steviol glycosides that are derived from a U.S. patent application titled, “Compositions and methods for producing steviol and steviol glycosides”. The Vineland License has an initial term of 10 years and may be renewed by us for additional two-year terms until all licensed patents have expired, which is March 19, 2027 for U.S. Patent No. 7927851, March 20, 2027 for European Union Patent No. EP1897951B1, and March 21, 2027 for Canadian Patent No. 2580429. Our internally developed patents include provisional and non-provisional patent applications filed in the United States in 2013, 2014, and 2015 covering biosynthesis methods for steviol glycosides, enzyme enhancement methods, use of agricultural drones and robotic systems in agriculture, and methods for combined processing of sugar and stevia leaf extract. Each of these provisional applications must be converted into a non-

provisional U.S. application prior to the one-year anniversary of their filing, at which time we will retain rights to seek prosecution of the patent applications in all jurisdictions worldwide and, if successful in prosecuting certain claims, could obtain patent protection for these claims for 20 years from the date the applicable non-provisional patent application is filed.

Employees

As of June 25, 2015, we had six full-time and three part-time employees, including three Ph.D.-level researchers. We also utilize the services of a network of consultants that contribute on a part-time basis, which gives us access to seven additional scientists and engineers that focus on research and development activities. We expect to increase the number of our employees and contractors as we increase our operations, and the number of employees dedicated to marketing and sales support as we begin to commercialize additional products and intensify our sales efforts.

General Information

We maintain a corporate website at www.steviafirst.com. Information contained on our website is not incorporated by reference in this annual report. We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this annual report. This annual report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

We are not currently profitable and we will need to raise substantial additional capital to operate our business. If we cannot raise the funds we need to continue our operations, our business could fail.

In the fiscal year to March 31, 2015, we generated only $245,680 in revenue, which is not currently sufficient to sustain our operations.  From inception through March 31, 2015, we incurred an accumulated deficit of $12,375,234, which includes non-cash expenses. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent auditors’ report on our financial statements for the year ended March 31, 2015, which are included in this report.

We will likely need to raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings, such as our issuance and sale of 5,000,002 shares of common stock and warrants to purchase an aggregate of 12,500,005 shares of our common stock that we completed on May 11, 2015 for net proceeds to us of approximately $1,325,000. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

We expect our total expenditures over the 12 months following March 31, 2015, to be approximately $1,800,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, we expect that our operational expenses will increase substantially during our current fiscal year if we pursue our current operational goals, which contemplate assuming a stevia sales and distribution business, capitalizing the construction of production facilities with at least $2.55 million, continuing our research and development activities, and otherwise seek to ramping-up our business. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We use breakthrough technologies, tools and products that are subject to risks associated with new and rapidly evolving technologies and industries.

We use novel approaches and new technologies in our product development efforts, many of which have not been widely studied. Our proprietary technologies for stevia production, along with the breakthrough technologies we use in our efforts to improve these production methods and develop new products and applications, such as our use of artificial intelligence for bioinformatics and drug discovery, are subject to risks associated with new and rapidly evolving technologies and industries. The development of stevia using fermentation or bioprocessing techniques is an emerging field, and the scientific discoveries that form the basis for our efforts are relatively new. Further, the scientific evidence to support the feasibility of these techniques is both preliminary and limited, and no stevia products developed using these techniques have achieved public GRAS status in the United States. We may experience unforeseen technical complications, unrecognized defects and limitations in the development and commercialization of these tools and products, or these tools and products may prove unsuccessful. These complications could materially delay or limit the use of those tools and products, substantially increase the anticipated cost of manufacturing them or prevent us or our collaborators from implementing these tools at industrial scale or at all. In addition, the process of developing stevia and other products using these new technologies, tools and products is complex, and if we are unable to further develop these tools and harness them for these purposes, we may not be able to keep pace with technological developments or industry standards, and our tools, products, and technologies may become obsolete, less marketable, less cost-effective relative to competing methods and less competitive. The failure of the scientific underpinnings of our business model to produce viable products would substantially harm our operations and prospects and could cause our business to fail.

We devote most of our resources to research and development of proposed future products and if our development efforts fail you could lose some or all of your investment.

We currently devote most of our resources to research and development activities, and have not achieved profitability through commercializing products to date. Potential investors should be aware of the problems, delays, expenses and difficulties encountered by an enterprise in our stage of development, many of which may be beyond our control. These include, but are not limited to, problems relating to research and development process scale-up, obtaining supply of process starting materials or stevia leaf from contract growers, product testing, branding, sales and marketing, contract negotiations and documentation, and costs and expenses that may exceed current estimates. We may not successfully develop and commercialize or sell our potential stevia or other products, and any products we do develop may not be accepted by the marketplace. We may never realize significant revenues, and if we do, our revenues may not be sufficient to support our current operations, our operational goals and future research and development programs. As a result, you could lose your entire investment.

We are not profitable and may never become profitable.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in commercializing stevia and other products, we may still incur losses for the foreseeable future. We also expect to experience negative cash flow for the near future, as we plan to use all available resources to fund our operations and make significant capital expenditures, including our planned construction of a stevia processing facility that we expect will cost at least $4,000,000 to build and our expansion of sales and distribution efforts.  As a result, we would need to generate significant revenues if we are to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

Certain of our operational plans and programs are dependent on arrangements with Qualipride that may expire or are subject to change.

Certain of our operational initiatives, including our integration of a stevia sales and distribution business and our design, construction and operation of a stevia extraction and processing facility, are dependent upon commercial arrangements with Qualipride, a Chinese stevia supplier.  As a condition of the technology license agreement with Qualipride to use its technology for stevia leaf processing, we are required to raise at least $2.55 million of funding for facility construction prior to August 25, 2015.  Pursuant to the sales and distribution agreement, we must file for a GRAS designation for one or more of Qualipride’s products prior to August 25, 2015.  Moreover, the operational initiatives that we plan to pursue based on the proposed arrangements with Qualipride, namely the integration and operation of a sales and distribution business and the operation of a stevia production facility, may not produce revenues. We have limited experience with multinational sales and distribution operations and industrial production facility management, and we may not be able to integrate these operations into our current business or otherwise implement them successfully. If any of these were to occur, our operations and prospects would suffer and there is a substantial risk that our business could fail.

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

Our major competitors for our stevia business are existing stevia producers in Japan, Korea, China and Malaysia. These competitors include Cargill, Incorporated, GLG Life Tech Corp., Evolva Holding SA, Blue California Inc., Corn Products International, Inc., DSM Nutritional Products, PureCircle Limited and many other smaller stevia production businesses. In addition, new companies may enter the stevia business if the value of the market for stevia grows, which may result in increased competition and depressed market prices for stevia extract. We also compete with companies that produce sugar, HFCS and artificial sugar substitutes.

Our major competitors for the development of functional food and nutraceutical products related to diabetes and weight management include major pharmaceutical companies, multinational food and ingredient companies, as well as smaller producers, companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services.   A number of multinational pharmaceutical companies, including Abbott, AstraZeneca, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi, and Takeda, as well as large and small biotechnology companies such as Amgen, Amylin, and MannKind are pursuing the development or marketing of pharmaceuticals that target diabetes or other diseases that we are targeting.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. We only recently commenced operations in the development and commercialization of stevia and other food and nutrition products, our primary business focus, and the development of research products and tools, a secondary business focus. As a result, we have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

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

As of June 25, 2015, we have six full-time employees and three part-time employees, including three Ph.D.-level researchers. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have limited sales, marketing or distribution capabilities. We intend to build these capabilities internally and also to pursue collaborative arrangements regarding the sales and marketing of our products, including the commercial arrangement with Qualipride to substantially take over its stevia sales and distribution business. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sale and marketing of our proposed stevia products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may be unsuccessful.

Our results to date developing “geroprotectors”, including nutraceuticals or pharmaceutical products that influence known longevity genes, provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

Our geroprotector products, which are nutraceutical or pharmaceutical products that are thought to influence established longevity genes, is in an early stage of development and its risk of failure is high. To date, the data supporting our product development programs are derived solely from results from other laboratories related to similar compounds, and in some cases dependent only on animal studies rather than human clinical studies.  Further, although results in limited early stage animal trials or clinical may show these products to be safe and well-tolerated, additional studies may demonstrate toxicity or lack of efficacy, which could result in delays and additional costs.  It is impossible to predict when or if any of our geroprotectors will be proven effective as a nutraceutical, or proven safe and effective for use in humans as a pharmaceutical and to receive regulatory approval.  These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Neither we nor any other company has received regulatory approval to market therapeutics that target some of the longevity genes that have been discovered by our research.  If we are unable to discover or successfully develop functional food, nutraceutical, or pharmaceutical products that are effective and safe in humans, we may have to discontinue this research work and may not have a viable business.

We may not be able to initiate and complete preclinical studies and clinical trials for our new product candidates which could adversely affect our business.

We will be initiating preclinical and small clinical studies of our product candidates within the United States.  We have not commenced any clinical trials for our geroprotector products. We must successfully initiate and complete preclinical studies and clinical trials for our product candidates before we can receive regulatory approval and market them for use either as a functional food, nutraceutical, or pharmaceutical product. Preclinical studies and clinical trials can be expensive and could take years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our product candidates for approval in the United States as a pharmaceutical may require filing an Investigative New Drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants.  We cannot guarantee that we will be able to successfully accomplish this or all of the other activities necessary to initiate and complete preclinical and clinical testing of geroprotector compounds. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain sufficient clinical data or regulatory approvals that may be necessary in order to successfully commercialize our products.

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. In that case, we could be required to:

•	obtain licenses from such third parties, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement, which may not be feasible;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

Prolonged drought conditions in California could increase costs of local stevia leaf production

Most of California has been declared to be in a state of severe drought, with many areas of the state in even worse conditions, from extreme to exceptional.  Stevia extract has a relatively small water footprint that is estimated to be less than 10% of the water required for common caloric natural sweeteners including cane sugar, beet sugar, as well as high fructose corn syrup.  Stevia leaf today is a specialty crop in California, only grown by a select number of growers on less land than is required for crops such as almonds, walnuts, or alfalfa.  However, a prolonged drought could lead to lost revenues and increased expenses for certain California growers, including higher operating costs, making it more difficult for certain growers to initiate or expand stevia leaf production, and as a result leading to increased costs for local stevia leaf production to the Company.

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

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products is subject to regulation by one or more federal agencies, and various agencies of the states and localities in which our products are manufactured and sold. These government regulatory agencies may attempt to regulate any of our products that fall within their jurisdiction. Such regulatory agencies may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food "health claim," may determine that a particular product is an unapproved new drug, or may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our products. We also may be unable to disseminate third-party literature that supports our products if the third-party literature fails to satisfy certain requirements.

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

Our commercial arrangements with Qualipride may require us to conduct certain operations in China, and uncertainties with respect to the PRC legal system could harm us.

Certain of the operations that we propose to conduct pursuant to our commercial arrangements with Qualipride may be located in China and governed by PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. We are or would be subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Since

1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some-time after the violation has occurred. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Our articles of incorporation authorize the issuance of up to 525,000,000 shares of common stock, of which, as of June [], 2015, 78,293,917 were outstanding and 15,456,992 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not deem, that may not enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares will cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this annual report, director Dr. Avtar Dhillon beneficially owns approximately 7.2% of our outstanding common stock and director and Chief Executive Officer Robert Brooke beneficially owns approximately 3.3% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that non-controlling stockholders may not deem to be in their best interests and which could result in such stockholders receiving a premium for their shares.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company in the United States, and, accordingly, are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002. The ongoing costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, are significant and may cause unexpected increases in operational expenses. Our present management team is relatively small and may be unable to manage the ongoing costs and compliance effectively. It may be time consuming, difficult and costly for us to hire additional financial reporting, accounting and other finance staff in order to build and retain a management team with adequate expertise and experience in operating a public company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease office and laboratory space at our corporate headquarters, located at 5225 Carlson Rd., Yuba City, California 95993, and an apartment in Yuba City that we use as an alternative to renting hotel rooms for management that does not reside in Yuba City. Our lease agreement for our headquarters expires on May 1, 2017 and requires rent payments of $2,300 per month and our lease agreement for our corporate apartment continues month-to-month and requires rent payments of $1,000 per month.

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

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTCQB or another over-the-counter quotation system on which the common stock was then quoted.

	High	Low

Fiscal 2014
First Quarter ended June 30, 2013	0.45	0.35
Second Quarter ended September 30, 2013	0.36	0.30
Third Quarter ended December 31, 2013	0.57	0.34
Fourth Quarter ended March 31, 2014	0.54	0.41

Fiscal 2015
First Quarter ended June 30, 2014	0.45	0.34
Second Quarter ended September 30, 2014	0.39	0.33
Third Quarter ended December 31, 2014	0.45	0.30
Fourth Quarter ended March 31, 2015	0.44	0.34

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 23, 2015, there were 28 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 11, 2015, we issued an aggregate of 5,000,002 shares of the Company’s common stock (collectively, the “Shares”) and Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”, and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), at a price of $0.30 per Share (the “Offering”).

Each Series A Warrant has an exercise price of $0.45 per share, was immediately exercisable, and expires on the five year anniversary of the date of issuance.  Each Series B Warrant has an exercise price of $0.35 per share, was immediately exercisable, and will expire on the nine month anniversary of the date of issuance.  Each Series C Warrant has an exercise price of $0.40 per share, was immediately exercisable, and will expire on the one year anniversary of the date of issuance.  The exercise price of the Series A Warrants is subject to adjustment for subsequent equity sales by the Company, and all of the Warrants are subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders.  The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

As a condition to the closing of the Offering, the Company entered into a Registration Rights Agreement with the Purchasers (the “Registration Rights Agreement”), pursuant to which the Company is obligated to file with the Securities and Exchange Commission one or more registration statements to register the Shares and Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”).  The initial such registration statement must be filed with the Securities and Exchange Commission within 45 days after the closing of the Offering.  The Company’s failure to satisfy certain filing and effectiveness deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to certain monetary damages.

Pursuant to a placement agent agreement dated May 5, 2015 (the “Placement Agent Agreement”), H.C. Wainwright & Co., LLC (“H.C. Wainwright”) agreed to act as the Company’s exclusive placement agent in connection with the Offering.  Pursuant to the Placement Agent Agreement, the Company agreed to pay H.C. Wainwright a cash fee equal to 10% of the gross proceeds of the Offering  (and 8% of the gross proceeds received by the Company upon exercise of the Series B Warrants and the Series C Warrants),  as well as a non-accountable expense allowance equal to $25,000.  In addition, the Company agreed to issue to H.C. Wainwright at the closing of the Offering warrants to purchase up to 8% of the aggregate number of shares of the Company’s common stock that is sold in the Offering, or 400,000 shares (the “Placement Agent Warrants”).  The Placement Agent Warrants have substantially the same terms as the Series A Warrants to be issued to the Purchasers, except that the exercise price will be $0.375 per share.

The issuance and sale of the Shares, the Warrants and the Warrant Shares (collectively, the “Securities”) have not been registered under the Securities Act and the Securities have been sold and will be issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: each of the Purchasers has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the Securities for its own account and not with a view to or for distributing or reselling the Securities and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities; and the Securities will be issued as restricted securities.

The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act and have been sold and will be issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof in reliance on the following facts: such securities will be issued to one sophisticated institution with access to information about the Company; the Company used no advertising or general solicitation in connection with the issuance and sale of such securities; and such securities will be issued as restricted securities.

None of the Securities, the Placement Agent Warrants or the shares of the Company’s common stock underlying the Placement Agent Warrants may be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.

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

Except as listed in the table below, as of March 31, 2015, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2015 with respect to our equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,325,000	$0.33	9,131,992
Equity compensation plans not approved by security holders	—	$—	—

Total	6,325,000	$0.33	9,131,992

5
	(1)	As of March 31, 2015, 9,131,992 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2014 and 2015 appearing elsewhere in this annual report.

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

Plan of Operations

As of the end of our March 31, 2015 fiscal year, we had generated only $245,680 in revenue from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had net losses for the year ended March 31, 2015 of $4,048,373, and we had an accumulated deficit as of March 31, 2014 of $12,375,274. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Our long-term strategy is to develop the following proprietary technologies related to stevia and more broadly to key applications within the food, nutrition, and healthcare industries: (1) bioprocessing and fermentation technologies, which we believe have the potential to dramatically increase the global supply of high purity Reb A from stevia leaf extract while producing it at lower cost, and which are broadly useful due to the relatively high expense and logistical challenges of obtaining certain natural products through large scale farming followed by industrial-scale botanical extractions; and (2) bioinformatics technologies that rely on artificial intelligence algorithms and perform novel genomics analyses, which we are using to discover novel genes and gene combinations related to human longevity in order to discover related nutritional and medical interventions for improved metabolic health and age-associated diseases, and that are broadly useful due to the multigenic nature and inherent complexity of most human diseases.

In order to capitalize on the research and development efforts described above, we intend to build commercial operations that provide us with the ability to sell food and nutrition products and related services, or to enter into licensing arrangements, strategic partnerships, and/or joint ventures to achieve increased sales and revenue.  Our primary commercialization efforts today are directed at sales of stevia products to multinational food, beverage, and ingredient companies.  We are currently pursuing development and commercialization of additional functional food and nutritional products, especially ones that complement stevia and may also be useful for prevention of diabetes and weight management.  We also currently market and sell research products in operations that began in 2014, which we believe is a natural outgrowth of our team’s focus on harnessing new tools and technologies within our research and development operations.

In furtherance of these long-term business goals, we expect to focus on the following activities during the remainder of calendar year 2015 and calendar year 2016:

•

Conducting additional research and development activities to advance our proprietary bioprocessing and bioinformatics technologies, and to explore use of these technologies for stevia production and for additional applications critical to the food, nutrition, and healthcare industries;

•

Obtaining “generally recognized as safe” (“GRAS”) status and any other necessary approvals from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities in order to market and sell high purity stevia derived from leaf extract and from our proprietary enzyme enhancement process;

•

Building new sales channels and marketing capabilities, either internally or through partners, for stevia products and other commercial applications, such as research products, in order to help us fully leverage and capitalize upon our current product offerings; and

•

Evaluating new business development opportunities and strategic partnerships, including opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our present research and development operations are focused on harnessing breakthrough technologies for increasing global stevia production and developing additional food and nutrition products, while solving key challenges for the food, nutrition, and life sciences industries.  Our commercial operations seek to market stevia products primarily in North America, as well as to market and sell research products and tools to life science researchers.  The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” in Item 7 of this annual report.

Research and Development Operations

We currently employ three Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and we have retained seven additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities and offices. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, workshop, a food-grade pilot production facility, and a diverse array of equipment, including bioreactors, laboratory automation setups, pilot processing units, and other equipment related to agriculture, bioprocessing, bioinformatics, and food science.

During the next 12 months, we are planning for total research and development expenditures of $250,000 or more. These activities include scale-up and process optimization of our proprietary enzyme enhancement process for stevia as well as conduct of additional stevia field trials.  We also are continuing to develop a bioinformatics platform geared towards discovery of novel genes and gene combinations related to human health and longevity.  Internal analysis so far has yielded potentially valuable results, including identifying specific gene combinations linked to extremely long human lifespan within the supercentenarian population, and our next steps will center on more fully understanding why these gene combinations contribute to improved health, and to use this knowledge to develop novel functional food or nutritional products that influence the same genetic pathways.

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply novel technologies to stevia production and other food, nutrition, and life sciences applications more quickly, efficiently and effectively than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “Intellectual Property” in this annual report for a further discussion.

Stevia Commercialization Arrangements with Qualipride

In September 2014, we entered into definitive agreements with Qualipride International (“Qualipride”), a stevia supplier based in China with access to annual stevia supply greater than 1,000 metric tons of stevia, in order to accelerate the commercialization of our stevia products and technologies.  We entered into a definitive distribution agreement that is intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, and entered into a definitive license agreement that provides us an exclusive license outside China to use their proprietary facility designs for stevia extraction and purification, and initiated plans for the construction of the first dedicated stevia processing facility in California. Most Qualipride sales are currently domestic sales within China, and Stevia First is focused on the expansion of Qualipride’s customer base, primarily in North America.  However, Stevia First is in the process of opening a wholly-owned subsidiary in China in order to finance research and development operations within China and to act as a local reseller there, if it becomes desirable to do so.  Pursuant to the distribution agreement, Stevia First must file for a GRAS designation for one or more of Qualipride’s stevia products prior to August 25, 2015.  Pursuant to the licensing agreement, Stevia First must be financed with at least $2.55 million prior to August 25, 2015 in order to retain exclusive rights to the proprietary stevia processing facility designs. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing, provided that the Company receives signed commitments from major stevia customers to purchase output from the proposed California processing facility.

Commercial Operations

Our present business operations are primarily directed at achieving sales of stevia products to multinational food, beverage, and ingredient companies in North America.  We are focused on selling products through business-to-business arrangements or partnerships with multinational companies, although we will also seek to market certain products directly to consumers including stevia and other functional food and nutraceuticals that may be useful for prevention of diabetes and weight management.  In 2014, we initiated a research products business, which we own and operate, and that provides a sales channel for certain research products and tools that we have developed, as well as new commercialization opportunities related to new technologies and trends that are of strategic interest to us.

Our commercial operations include our pursuit of sales of stevia extract to multinational food and beverage companies focused mainly on North America.  Our sales and distribution operations provide North American stevia sales, marketing, and quality control support, and to also provide a distribution channel for any food and nutrition products made internally using our novel bioprocessing methods.  We are focused mainly on business-to-business sales but we may also perform some direct-to-consumer marketing of these products.  We expect to spend approximately $75,000 in the next 12 months on product marketing and further integration of the Qualipride sales and distribution business, which may require the Company to manage and conduct certain operations in China through a wholly-owned subsidiary.  We are currently optimizing a proprietary enzyme enhancement process for stevia, and will likely need to achieve additional operational milestones in order to realize sales from this process, including demonstrating implementation of the process at industrial scale, additional process optimization results, and obtaining regulatory approvals for Reb A derived from the process.  We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $100,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner.  We currently estimate that regulatory approval of this product will be obtained in 2015.   In addition, we are planning construction of the first dedicated stevia leaf processing facility in California, which is designed to produce at least 150 metric tons of stevia extract annually, and also could be used to implement our proprietary bioprocessing methods.  The planned facility would be technologically advanced and could lead the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, and we currently estimate finalized design and construction will cost $4,000,000 or more and span 10-14 months. We do not intend to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing or other similar means on favorable terms, and until after we receive signed commitments from stevia buyers in order to purchase output from the proposed California facility.

Our commercial operations also include a research products business, which entails commercialization of life sciences research products and tools, some of which are also used within our own research and development activities.  We initiated these commercial operations in May 2014 upon acquiring certain product assets, customer relationships, and rights to molecular biology research products.

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

Over the 12 months following the date of this report, we aim to increase the scale of our research and development and commercial operations. As of June 25, 2015, we had six full-time employees and three part-time employees. Total expenditures over the 12 months following March 31, 2015, are expected to be approximately $1,500,000. We expect to have sufficient funds to operate our business for at least 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, estimated allowances of uncollectible receivables, the fair value of equity instruments issued for services, and assumptions used in the valuation of derivative liabilities.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral.   Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statements and disclosures

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operations

Fiscal Years Ended March 31, 2015 and March 31, 2014

The following table sets forth our results of operations for the years ended March 31, 2015 and 2014.

Twelve Months Ended March 31,
2015	2014

Revenues	$245,680	$-
Cost of goods sold	121,341	-
Gross profit	124,339	-

Operating Expenses:

General and Administrative	2,749,153	2,866,095
Rent and other related party costs	49,017	156,400
Research & development	1,131,327	575,092
Loss from operations	(3,805,158)	(3,597,587)

Other income (expenses)
Cost to induce exercise of warrants	(961,767)	(344,835)
Interest expense	(6,065)	(404,317)
Change in fair value of derivative liability	724,617	193,915

Net loss	$(4,048,373)	$(4,152,824)

Loss per share - Basic and diluted	$(0.06)	$(0.07)
Weighted average number of common shares outstanding	70,421,874	60,128,127

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000, which was allocated based upon the fair value of the acquired assets, as determined by management.  As a result of the acquisition, the results of our operations utilizing those assets were included in the Company’s March 31, 2015 financial statements since May 17, 2014.

During the fiscal year ended March 31, 2015, we generated $245,680 in revenue, compared to no sales during the year ended March 31, 2014, as a result of sales of research products and our acquisition of assets from Percipio Biosciences in May 2014.  Our cost of goods sold were $121,341, resulting in gross profit of $124,339 for the year ended March 31, 2015.

Our net loss during the fiscal year ended March 31, 2015 was $4,048,373 compared to a net loss of $4,152,824 for the fiscal year ended March 31, 2014 (a decrease in net loss of $104,451).

During the fiscal year ended March 31, 2015, we incurred general and administrative expenses in the aggregate amount of $2,749,153 compared to $2,866,095 incurred during the fiscal year ended March 31, 2014 (a decrease of $116,942). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2015, we incurred research and development costs of $1,131,327 compared to $575,092 incurred during the fiscal year ended March 31, 2014 (an increase of $556,235). During the fiscal year ended March 31, 2015, we incurred related party rent and other costs totaling $49,017 compared to $156,400 incurred during the fiscal year ended March 31, 2014 (a decrease of $107,383). Also during the fiscal year ended March 31, 2015, we incurred stock-based compensation totaling $1,334,493 compared to $1,222,031 incurred during the fiscal year ended March 31, 2014 (an increase of $112,462), which are allocated between general and administrative expenses and research & development expenses during the years ended March 31, 2015 and 2014.

This resulted in a loss from operations of $3,805,158 during the fiscal year ended March 31, 2015 compared to a loss from operations of $3,597,587 during the fiscal year ended March 31, 2014, (an increase of $207,571).

During the fiscal year ended March 31, 2015, we recorded total net other expenses in the amount of $243,215, compared to total net other expenses recorded during the fiscal year ended March 31, 2014 in the amount of $555,237 (a decrease of $312,022). During the fiscal year ended March 31, 2015, we incurred interest expense of $6,065 compared to $404,317 incurred during the fiscal year ended March 31, 2014 (a decrease of $398,252).We recorded a gain related to the change in fair value of derivatives of $724,617 during the fiscal year ended March 31, 2015, compared to a gain of $193,915 during the fiscal year ended March 31, 2014 (an increase of $530,702). We also recorded expenses related to the modification of warrant terms of $961,767 during the fiscal year ended March 31, 2015, compared to $344,835 incurred during the fiscal year ended March 31, 2014 (an increase of $616,932). This resulted in a net loss of $4,048,373 during the fiscal year ended March 31, 2015 compared to a net loss of $4,152,824 during the fiscal year ended March 31, 2014 (a decrease of $104,451).

The decrease in net loss during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 is attributable to higher costs recorded related to the cost to induce exercise of warrants offset by a larger gain related to the change in fair value of derivatives.

Liquidity and Capital Resources

As of March 31, 2015 we had recorded revenues of $245,680 from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $12,375,234 as of March 31, 2015, and further losses are anticipated in the development of its business. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of March 31, 2015, we had total current assets of $462,303. Our total current assets as of March 31, 2015 were comprised of cash in the amount of $389,730, accounts receivable, net, of $61,595, inventory of $8,478, and prepaid expenses and other current assets in the amount of $2,500. Our total current liabilities as of March 31, 2015 were $1,541,603, represented primarily by accounts payable and accrued liabilities of $134,007, accounts payable to a related party of $1,000 and derivative liability of $1,406,596. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 4 to our financial statements. As a result, on March 31, 2015, we had a working capital of $(1,079,300). We had no long term liabilities as of March 31, 2015, or as of March 31, 2014.

In May 2015, subsequent to the year ended March 31, 2015, the Company entered into a securities purchase agreement with the purchasers identified therein  providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 5,000,002 shares of the Company’s common stock, Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock (the Series A Warrants, the Series B Warrants and the Series C Warrants (the “May 2015 Offering”). After deducting for fees and expenses, the aggregate net proceeds to the Company from the May 2015 Offering were approximately $1,325,000.

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

On March 26, 2014, we extended the expiration date of the nine-month warrants from March 28, 2014 to September 30, 2014. On September 9, 2014, we offered the purchasers holding the nine-month warrants the right to exercise all of those warrants, for an aggregate of 3,676,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.40 per share and new warrants would be issued to such investors, so long as the exercise thereof occurred on or before September 10, 2014. All purchasers acted on the early exercise offer and we issued 3,676,472 shares of our common stock for gross proceeds to us of $1,470,589. We determined that the modification of the exercise price of the warrants from $0.42 per share to $0.40 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $21,218 between the fair value of the warrants before and after the modification as a cost in the accompanying statements of operations for the year ended March 31, 2015.

In addition to the warrant exercises described above, during the fiscal year ended March 31, 2014, holders of an aggregate of 1,000,000 warrants were exercised to acquire a total of 1,000,000 shares of the Company’s common stock based upon their exercise price of $0.34 or total proceeds to the Company of $340,000.  Also, during the fiscal year ended March 31, 2014, certain holders of options exercised their options and received 1,250,000 shares of the Company's common stock based upon the exercise price per option agreements or total proceeds to the Company of $325,998.

We have generated $245,680 in revenue during the fiscal year ended March 31, 2015. We believe that revenue in the near term, will be less than necessary to support our business and pursue our operational plans without obtaining additional financing. We currently have no commitments for any future funding. As of March 31, 2015, we had cash in the amount of $389,730. As discussed under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2015, are expected to be approximately $1,800,000. As of the date of this annual report we expect to have sufficient funds to operate our business over the next 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings, such as our June 2013 public offering. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2015, net cash used in operating activities was $2,499,766 compared to net cash used in operating activities of $2,132,833 for the fiscal year ended March 31, 2014. This increase is due to increased costs of our research and development operations. Net cash used in operating activities during the fiscal year ended March 31, 2015 consisted primarily of a net loss of $4,048,373 and $724,617 related to the change in fair value of derivative liability, offset by $961,767 related to the cost of the warrant modification, and $1,334,493 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2014 consisted primarily of a net loss of $4,152,824 and $193,915 related to the change in fair value of derivative liability, offset by $125,004 related to advance payments on related party lease, $344,835 related to the cost of the warrant modification, $107,652 for increases in accounts payable and accrued liabilities, and $1,222,031 related to stock-based compensation.

Net Cash Provided by Investing Activities

During the fiscal year ended March 31, 2015, net cash provided by investing activities was $10,505 compared to net cash used in investing activities of $0 for the fiscal year ended March 31, 2014.   Net cash provided by investing activities in the 2015 period related to the acquisition of cash from the acquisition of the assets of Percipio Biosciences of $10,505.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2015, net cash provided by financing activities was $1,475,588 compared to net cash provided by financing activities of $3,143,753 for the fiscal year ended March 31, 2014. Net cash provided by financing activities during the fiscal year ended March 31, 2015 consisted primarily of $1,470,588 received from the exercise of warrants to purchase common stock. Net cash provided by financing activities during the fiscal year ended March 31, 2014 consisted of $1,133,250 received from our public offering, issuance and sale of common stock and warrants to purchase common stock, $185,998 received from the exercise of options, and $1,824,505 received from the exercise of warrants to purchase common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2015 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses in our internal control over financial reporting identified by management as of March 31, 2015:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel . During the year ended March 31, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015, and identified the material weaknesses described above .

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	53	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	63	March 2012
Robert Brooke (5)	Chief Executive Officer and Director	35	January 2012

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2015 and March 31, 2014 for (i) our current principal executive and financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2015 fiscal year and whose total compensation exceeded $100,000 in our 2015 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Total ($)

Robert Brooke, Chief Executive Officer (principal executive and financial officer)	2015	150,000	150,000

	2014	143,750	143,750

Employment Agreements

On January 31, 2012, our Board of Directors appointed Robert Brooke as our Chief Executive Officer, Secretary, Treasurer, and director. On January 31, 2012, we entered into an Executive Employment Agreement with Mr. Brooke. Under the agreement, Mr. Brooke received an initial annual base salary of $100,000 and is eligible to participate in the benefits made generally available to similarly-situated executives. His annual base salary increased to $125,000 in March 2013 and to $150,000 in July 2013. The agreement further provides that if Mr. Brooke is terminated other than for cause, death or disability, he is entitled to receive severance payments equal to six months of his base salary. If Mr. Brooke terminates his employment with us with good reason following a change of control, Mr. Brooke is entitled to receive severance payments equal to 12 months of his base salary. Severance payments will be reduced by any remuneration paid to Mr. Brooke because of Mr. Brooke’s employment or self-employment during the applicable severance period. The Executive Employment Agreement had an initial term of two years.

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

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2015, there were no outstanding options or other equity awards held by our named executive officer listed in the Summary Compensation Table above.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2015. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2015, and Dr. Maida received $30,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2015.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2015:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Dr. Avtar Dhillon (1)	$110,000	$-	$-	$110,000

Dr. Anthony Maida (1)	$30,000	$-	$-	$30,000

5
(1)

As of March 31, 2015, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held no stock awards and an option award to purchase 500,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 100,000 shares of our common stock and no option awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Stevia First Corp., 5225 Carlson Rd., Yuba City, California 95993. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 25, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	5,650,000	7.2%
Dr. Anthony Maida, III (3)	100,000	*
Robert Brooke	2,572,500	3.3%
Current Directors and Executive Officers as a Group (3 persons)	8,322,500	10.6%

*Less than 1%

[
(1)

Based on 78,293,917 shares of our common stock issued and outstanding as of June 25, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes an option to purchase 500,000 shares of common stock, which vested and became exercisable in full on April 1, 2012.

(3)	Represents 100,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 33,334 of which vested on January 1, 2013 and 33,333 on each of January 1, 2014 and January 1, 2015.

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

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2015, $13,200 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

Except as described above, during the fiscal years ended March 31, 2014 and 2015, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2013 and 2014. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2015	2014
Audit Fees	$71,803	$170,953
Audit-Related Fees	-	-
Tax Fees	7,389	10,178
All Other Fees	-	-
Total Fees	$79,192	$181,131

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2015 or 2014.

Pre-Approval Policies and Procedures

Our Audit Committee's charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the "de minimis" exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor's independence. Since the establishment of our Audit Committee on August 24, 2012, the Audit Committee approved in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2012 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Director

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

STEVIA FIRST CORP.

Date: June 25, 2015	By:	/s/ Robert Brooke
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

[
SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	June 25, 2015
Robert Brooke

/s/ Avtar Dhillon	Director	June 25, 2015
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	June 25, 2015
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stevia First Corp.

Yuba City, California

We have audited the accompanying balance sheets of Stevia First Corp., (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency at March 31, 2015 and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

June 25, 2015

STEVIA FIRST CORP.

BALANCE SHEETS

	March 31, 2015	March 31, 2014
Assets

Current Assets
Cash	$389,730	$1,403,403
Accounts receivable, net	61,595	-
Inventory	8,478	-
Prepaid Expense and other current assets	2,500	10,637
Advance payment on related party lease	-	10,413

Total Assets	$462,303	$1,424,453

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$134,007	$79,915
Accounts payable - related party	1,000	16,100
Derivative liability	1,406,596	1,438,814

Total liabilities	1,541,603	1,534,829

Stockholders' Deficiency
Common stock, par value $0.001 per share; 525,000,000 shares authorized; 72,968,915 and 66,832,323 shares issued and outstanding, respectively	72,969	66,833
Unvested, issued common stock	-	(149,714)
Additional paid-in-capital	11,222,965	8,299,366
Accumulated deficit	(12,375,234)	(8,326,861)
Total stockholders' deficiency	(1,079,300)	(110,376)
Total liabilities and stockholders' deficiency	$462,303	$1,424,453

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014

Revenues	$245,680	$-
Cost of goods sold	121,341	-
Gross profit	124,339	-

Operating Expenses:
General and Administrative	2,749,153	2,866,095
Rent and other related party costs	49,017	156,400
Research and development	1,131,327	575,092
Total Operating Expenses	3,929,497	3,597,587

Loss from operations	(3,805,158)	(3,597,587)

Other income (expenses)
Cost to induce exercise of warrants	(961,767)	(344,835)
Interest expense	(6,065)	(404,317)
Change in fair value of derivative liability	724,617	193,915
Total other income (expense)	(243,215)	(555,237)

Net loss	$(4,048,373)	$(4,152,824)

Loss per share - Basic and diluted	$(0.06)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	70,421,874	60,128,127

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

YEARS ENDED MARCH 31, 2015 and 2014

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Unvested, Issued Common Stock	Total
Balance, March 31, 2013	55,659,102	$55,659	$3,707,772	$(4,174,037)	$(157,500)	$(568,106)

Common stock subscribed for cash at $0.34 per share, net of derivative value of warrants	3,676,472	3,677	(119,452)	-	-	(115,775)
Common stock issued to employees and director	100,000	100	35,900		7,786	43,786
Common stock issued upon exercise of warrants	4,676,472	4,677	1,819,828			1,824,505
Common stock issued upon exercise of options	1,250,000	1,250	324,748	-	-	325,998
Common stock issued as payment of accrued interest	43,370	43	37,458	-	-	37,501
Common stock issued upon the conversion of convertible notes payable	1,427,107	1,427	955,133	-	-	956,560
Extinguishment of derivative liabilities	-	-	359,734	-	-	359,734
Fair value of stock-based compensation	-	-	1,178,245	-	-	1,178,245
Net Loss	-	-	-	(4,152,824)	-	(4,152,824)

Balance, March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$(149,714)	$(110,376)

Reclassification of unvested, issued common stock to paid-in capital	-	-	(149,714)	-	149,714	-
Common stock issued upon exercise of stock options	50,000	50	4,950	-	-	5,000
Common stock issued to employees with vesting terms	1,500,000	1,500	328,011	-	-	329,511
Common stock issued for services	909,920	910	337,990	-	-	338,900
Fair value of vested stock options	-	-	233,310	-	-	233,310
Fair value of vested warrants granted to employees	-	-	432,772	-	-	432,772
Common stock issued upon exercise of warrants	3,676,472	3,676	1,466,912	-	-	1,470,588
Extinguishment of derivative liability	-	-	269,368	-	-	269,368
Net Loss	-	-	-	(4,048,373)	-	(4,048,373)

Balance, March 31, 2015	72,968,915	$72,969	$11,222,965	$(12,375,234)	$-	$(1,079,300)

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,048,373)	$(4,152,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	233,310	1,178,245
Fair value of vested common stock issued to employees	329,511	43,786
Fair value of vested warrants granted to employees	432,772	-
Fair value of common stock issued for services	338,900	-
Cost of warrant modification	961,767	344,835
Change in fair value of derivative liability	(724,617)	(193,915)
Amortization of debt discount	-	374,592
Changes in assets and liabilities:
Accounts receivable	(22,100)	-
Inventory	(8,478)	-
Advance payment on related party lease	10,413	125,004
Prepaid expense	8,137	936
Accrued interest	-	29,686
Accounts payable - related party	(15,100)	9,170
Accounts payable and accrued liabilities	4,092	107,652
Net Cash Used in Operating Activities	(2,499,766)	(2,132,833)

Investing activities
Acquisition of cash upon acquisition	10,505	-
Net Cash Provided by Investing Activities	10,505	-

Financing activities
Proceeds from exercise of warrants, net	1,470,588	1,824,505
Proceeds from exercise of options	5,000	185,998
Proceeds from sale of common stock, net	-	1,133,250
Net Cash Provided by Financing Activities	1,475,588	3,143,753

Net increase (decrease) in cash	(1,013,673)	1,010,920
Cash - Beginning of Period	1,403,403	392,483

Cash - End of Period	$389,730	$1,403,403
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,249,025
Issuance of common stock upon conversion of notes payable and accrued interest	$-	$994,061
Cancellation of accounts payable applied to option exercise price	$-	$140,000
Extinguishment of derivative liability	$269,368	359,734
Acquisition of accounts receivable upon acquisition	$39,495	$-

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE

YEARS ENDED MARCH 31, 2015 AND 2014

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”), was incorporated under the laws of the State of Nevada on June 29, 2007. The Company is an agricultural biotechnology company engaged primarily in developing novel methods and technologies for industrial production of stevia, using such methods and technologies to develop, obtain approval for and commercialize one or more stevia extract products, and exploring and commercializing additional research applications for such methods and technologies.  The Company's fiscal year end is March 31.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and has a stockholders’ deficiency of $1,079,300 as at March 31, 2015, and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. After giving effect to the funds received in subsequent equity financings (as described in Note 12), we estimate as of March 31, 2015 we will have sufficient funds to operate the business for the next 12 months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

Subsequent to March 31, 2015, we completed a private placement of our common stock and warrants resulting in net proceeds of $1,325,000.  We do not have any other firm commitments for future capital.   Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.   We do not presently have, nor do we expect in the near future to have, significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term.   Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.   If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.   If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, reserves for accounts receivable, the fair value of equity instruments issued for services, and input assumptions used in the valuation of derivative liabilities.

Revenues

Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for products and/or services that have been delivered in the normal course of business, title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company ships the products. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, the Company has no post-sales obligations.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At March 31, 2015, the allowance for doubtful accounts and returns and discounts was approximately $2,500.

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

The following table presents the liabilities of the Company that are required to be recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015 and 2014:

March 31, 2015
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,406,596	$-	$1,406,596

March 31, 2014
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,438,814	$-	$1,438,814

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2015, reporting date.

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

The Company periodically issues unvested (“restricted”) shares of its common stock to employees as equity incentives.  The Company’s restricted stock vests upon the satisfaction of a recipient’s service condition, which is satisfied over a period of number of years.  The restricted shares vest over certain period and remain subject to forfeiture if vesting conditions are not met.  The Company values the shares based on the price per share of the Company’s shares at the date of grant and recognizes the value as compensation expense ratably over the vesting period.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC Topic 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Diluted loss per share excludes all potential common shares if their effect is anti-dilutive.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31,
	2015	2014
Options	6,325,000	5,150,000
Warrants	12,127,129	7,727,129
Total	18,452,129	12,877,129

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates. Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016, however, the FASB has proposed a one-year deferral.   Early adoption is not permitted, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360).   ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statements and disclosures

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  Early adoption is permitted.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. ACQUISITION FROM RELATED PARTY

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. At March 31, 2015, $13,200 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The Company has determined that the acquisition is not a material acquisition and accordingly, no pro-forma information has been presented.  In conjunction with the Percipio asset purchase, the Company entered into written employment agreement with Dr. Fang Lu, majority owner and President of Percipio, under which he now serves as Senior Scientist for the Company. Dr. Lu’s employment agreement commenced on May 17,

2014 and is terminable at any time at the option of Dr. Lu or the Company. Under the employment agreement, Dr. Lu is entitled to an annual salary of $95,000.

4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  Certain warrants issued to investors and placement agents (described in Note 5 and Note 6) do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the applicable dates of issuance and as of March 31, 2014 and March 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2014	Date of Modification	March 31, 2015
Exercise Price	$0.34-0.42	$0.40-0.45	$0.34 – 0.45
Stock Price	$0.41	$0.42	$0.38
Risk-free interest rate	0.07-1.73%	1.78-2.0%	0.41 – 1.25%
Expected volatility	92.15%	84.45%	76.26%
Expected life (in years)	0.50-4.25 years	0.01 – 5.0 years	2.50 – 4.5 years
Expected dividend yield	0.00	0.00	0.00

Fair Value:	$1,438,814	$961,767	$1,406,596

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

During the year ended March 31, 2014, we recognized derivative liabilities of $1,249,025 related to the warrants issued in conjunction with the sale of the Company’s common stock. Also, during the fiscal year ended March 31, 2014, certain terms of the derivative liabilities were modified, and the aggregate incremental change in their fair values of $344,835 were accounted for as an increase in the fair value of the derivative liabilities as of date of modification (described in Note 7). Additionally, certain warrants that were accounted for as derivatives were exercised, and as such their corresponding fair value at the exercise dates of $359,734 were extinguished from the derivative liabilities balance. During the year ended march 31, 2015,  we recognized a change in the fair value of derivative liability of $193,915.  As of March 31, 2014, the aggregate fair value of the derivative liabilities was $1,438,814.

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

During the year ended March 31, 2015, we recognized a change in fair value of the derivative liability of $724,617. As of March 31, 2015, the aggregate fair value of the derivative liabilities was $1,406,596.

5. STOCKHOLDERS’ DEFICIENCY

Equity financing

On June 25, 2013, the Company entered into a Securities Purchase Agreement with three investors for the sale of an aggregate of 3,676,472 shares of the Company's common stock and warrants to purchase an aggregate of 11,029,416 shares of the Company’s common stock for total gross proceeds of $1,250,000, or a sales price of $ 0.34 per share.  The offering closed on June 28, 2013. The Company incurred $116,750 of direct costs in connection with the financing, resulting in net cash proceeds to the Company of $1,133,250. The purchasers who entered into the Securities Purchase Agreement were also issued warrants to purchase up to 11,029,416 shares of the Company’s common stock. The warrants were issued in three series of 3,676,472 shares each and have initial exercise prices of $0.40,  $0.50 and $0.60 per share, respectively, are exercisable immediately upon issuance and have a term of exercise equal to five years, six months and nine months, respectively. The Company also issued warrants to purchase up to 294,185 shares of the Company’s common stock to its placement agent related to the financing. The placement agent’s warrants have an exercise price of $ 0.425 per share and a term of five years and are exercisable immediately.

Each of the warrants included anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants, provided that the exercise price shall not be reduced to less than $ 0.20 per share. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the exercise prices of the warrants were not fixed amounts because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the warrants were not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors and the placement agent in the financing to be $ 1,249,025 at issuance based upon a probability weighted average Black-Scholes-Merton option pricing model. For financial statement purposes, the amount of the derivative liability created from the issuance of the warrants of $1,249,025 has been offset to the net cash proceeds received of $1,133,250, resulting in a net reduction of additional paid in capital of $ 115,775 resulting from the sale of the shares and warrants.

Common stock issued upon conversion of convertible notes and accrued interest

As of the year ended March 31, 2013, the Company had outstanding principal balance of convertible notes of $955,000, and related outstanding accrued interest on these convertible notes that amounted to $39,061 with conversion prices ranging from $0.45 to $1.25.  During the year ended March 31, 2014, holders of the convertible notes converted all of their outstanding principal balance of convertible notes of $956,560 and related outstanding accrued interest of $37,501 into an aggregate 1,470,477 shares of the Company's common stock based upon their conversion prices per share.

Common stock issued to employees for services with vesting terms

The Company has issued the following shares of common stock to employees and directors that vest over time:

•

In July and August 2012, the Company issued an aggregate of 700,000 shares of its common stock to employees and a director of the Company, with aggregate fair value of $189,000 at grant date, and vesting over a period ranging from 16 months to 60 months from the date of grant under the Company's stock option and incentive plan (the “2012 Stock Incentive Plan”).

•

In July 2013, the Company issued 100,000 shares of its common stock to an employee of the Company with fair value of $36,000 at grant date and vesting over a period of 31 months from the date of grant under the Company's 2012 Stock Incentive Plan.

•

In conjunction with the Percipio asset purchase (see Note 3) entered into by the Company on May 2014, the Company entered into an employment agreement with a new employee, pursuant to which the Company granted 100,000 shares of its common stock with fair value of $38,000 at grant date.  The 100,000 shares of stock is vesting over a period of 24 months from the date of grant under the Company's 2012 Stock Incentive Plan.

•

In conjunction with the Distribution and License Agreements (see Note 9) entered into by the Company in August 2014, the Company entered into employment agreements with two new employees, pursuant to which the Company granted an aggregate of 1,400,000 shares of its common stock , with aggregate fair value of $420,000 at grant date.  Of these 1,400,000 shares of stock, 400,000 vested immediately, and the remaining 1,000,000 are vesting over periods ranging from 12 months to 36 months from the date of grant.  An aggregate of 1,000,000 shares of the Company’s restricted common stock will also be issued and will vest upon achievement certain milestones, for which the Company will account for their costs at the time their issuance becomes probable.

These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $683,000.    The allocable portion of the aggregate fair values of these shares of common stock that vested during the years ended March 31, 2015 and 2014 amounted to $43,786 and $329,511, respectively, and were recognized as expense in the accompanying statements of operations during the years then ended.  As of March 31, 2015, approximately $310,000 of these awards remains unvested and will be amortized as compensation costs in future years.

Shares of restricted stock granted above are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board.  In the event a recipient’s employment or service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement are forfeited to the Company in accordance with such restricted grant agreement.

The Company reclassified $149,714 from unvested, unissued common stock to additional paid-in capital relating to the unvested portion of vested shares granted as of the prior year ended March 31, 2014, to make its presentation of stockholders’ deficiency reflect the transaction more appropriately. There was no net effect on stockholders’ deficiency.

Common stock issued for services

During the year ended March 31, 2015, the Company issued an aggregate of 790,972 shares of the Company’s common stock to consultants as payment for services and recorded an expense of $294,100 based on the closing market price of our common stock on the date of the issuance. These shares were issued outside of the 2012 Stock Incentive Plan.

In December 2014, the Company issued 78,948 shares of common stock under the 2012 Stock Incentive Plan to a consultant under the terms of a consulting agreement and recorded an expense of $30,000 based on the closing market price of our common stock on the date of issuance.

In March 2015, the Company also issued 40,000 shares of common stock under the 2012 Stock Incentive Plan, to an employee and recorded an expense of $14,800 based on the closing market price of our common stock on the date of issuance.

6. STOCK OPTIONS

Year ended March 31, 2014

The 2012 Stock Incentive Plan authorizes the Company to issue common stock, stock options and other equity awards to its employees, directors and consultants as compensation for services. Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

During the year ended March 31, 2014, the Company granted 225,000 options to employees that expire between ten years from the applicable date of grant, with vesting periods ranging from zero to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions (i) volatility rate between 46.9% and 78.7%, (ii) discount rate of between 2.73%  and 3.04%, (iii) zero expected dividend yield, and (iv) expected life of approximately 7 years, which represents the average of the term of the option and the vesting period. The total fair value of these option grants to employees at grant dates was approximately $64,000.

During the year ended March 31, 2014, the Company also granted consultants options to purchase 4,000,000 shares of the Company’s common stock that expire three years from date of grant, with vesting periods ranging from zero months to 24 months. The fair value of these options granted to consultants was estimated, as the options vest, using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rates ranging from 76.26% to 84.5% (ii) discount rates ranging from 0.63% to 2.53% (iii) zero expected dividend yield, and (iv) expected life ranging from 3 to 10 years.  The total fair value of these option grants to consultants at current valuation date was approximately $977,000.

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

Year Ended March 31, 2015

During the year ended March 31, 2015, the Company granted to employees options to purchase an aggregate of 1,125,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from zero to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 81.84%, (ii) discount rate of 1.62%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $300,000.

During the year ended March 31, 2015, the Company also granted to three consultants options to purchase 225,000 shares of the Company’s common stock that expire between five and ten years from date of grant and have vesting periods ranging from is 0 to 36 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.17%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $88,000.

In April 2014, 50,000 options were exercised by a consultant at an exercise price of $0.10 per share or total proceeds to the Company of $5,000.

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2014 and 2015 is as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	2,275,000	$0.16
Granted	4,225,000
Exercised	(1,250,000)
Cancelled	(100,000)
Balance outstanding at March 31, 2014	5,150,000	$0.26
Granted	1,350,000
Exercised	(50,000)
Cancelled	(125,000)
Balance outstanding at March 31, 2015	6,325,000	$0.33
Balance exercisable at March 31,2015	5,189,587	$0.32

A summary of the Company’s stock options outstanding as of March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price
Options Outstanding, March 31, 2015	1,300,000	$0.10	$1.00
	200,000	$0.27	$0.27
	2,200,000	$0.31 - 0.38	$0.31-0.38
	2,025,000	$0.40-.047	$0.40-0.47
	600,000	$0.51	$0.51
	6,325,000
Options Exercisable, March 31, 2015	1,300,000	$0.10	$1.00
	200,000	$0.27	$0.27
	1,300,002	$0.31-0.36	$0.31-0.36
	1,789,585	$0.40-0.47	$0.40-0.47
	600,000	$0.51	$0.51
	5,189,587

During the years ended March 31, 2015 and 2014, we expensed total stock-based compensation related to stock options of $233,310 and $1,178,245, respectively, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2015 was approximately $304,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of

2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic value of all outstanding stock options at March 31, 2015, was approximately $324,000.

7. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2014 and 2015 is as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2013	1,080,000	$0.50
Granted	11,323,601	0.50
Exercised	(4,676,472)	0.41
Cancelled	-	-
Balance outstanding at March 31, 2014	7,727,129	$0.41
Granted	8,076,472	0.37
Exercised	(3,676,472)	0.40
Cancelled	-	-
Balance outstanding at March 31, 2015	12,127,129	$0.39
Balance exercisable at March 31, 2015	12,127,129	$0.39	*

*  The exercise prices of 7,352,944 of these warrants are subject to adjustment based on the occurrence of future offerings or events and are not a fixed amount and therefore we characterized the fair value of these warrants as derivative liabilities.  The exercise prices of these warrants were subsequently reset to $0.30 per share as a result of the offering described in Note 12.

Warrants granted under the October 2012 financing

We issued warrants to purchase up to an aggregate of 1,080,000 shares of the Company’s common stock to the convertible note holders and the placement agent in an offering we entered into on October 29, 2012. These warrants had a exercise prices ranging from $0.625 per share to $0.70 per share, a term of five years and were exercisable immediately.  During the year ended March 31, 2014, all of the convertible note holders exercised their 1,000,000 warrants held by them and acquired 1,000,000 shares of the Company’s common stock at the then-effective exercise price of $0.34 per share, resulting in $340,000 in proceeds to the Company.  Warrants to acquire 80,000 shares of common stock issued to our placement agent remained outstanding as of March 31, 2015.

Warrants granted under the June 2013 financing

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

The exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount and therefore we characterized the fair value of these warrants as derivative liabilities upon issuance.

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

On December 9, 2013, all of the purchasers acted on the early exercise offer and the Company issued 3,362,472 shares of its common stock, resulting in net proceeds of $1,327,504 to the Company (see Note 5). As these warrants were accounted for as derivative liabilities as of their issue date, their corresponding fair values at the date of exercise of $359,731 were extinguished when the $3,676,472 Series B warrants were exercised, and charged to additional paid-in capital.

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

On September 9, 2014, we offered the purchasers holding the nine-month warrants the right to exercise all of those warrants, for an aggregate of 3,676,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.40 per share and new warrants would be issued to such investors, so long as the exercise thereof occurred on or before September 10, 2014. All purchasers acted on the early exercise offer and we issued 3,676,472 shares of our common stock for net proceeds to us of $1,470,589. We determined that the modification of the exercise price of the warrants from $0.42 per share to $0.40 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $21,218 between the fair value of the warrants before and after the modification as a cost in the accompanying statements of operations for the year ended March 31, 2015.

In conjunction with the early exercise offer, we issued to the warrant holders who acted on such offer new, replacement warrants to purchase an additional 3,676,472 shares of our common stock. The terms and conditions of the replacement warrants are the same as the terms of the originally issued warrants, except that: (a) the initial exercise date is September 10, 2014 rather than June 28, 2013; (b) the replacement warrants have an exercise term of five years rather than nine months; (c) the exercise price of the replacement warrants is $0.45 per share (subject to anti-dilution and other adjustments as described below and a floor exercise price of $0.20 per share); and (d) the replacement warrants and the shares of common stock underlying such warrants are not registered under the Securities Act and are restricted securities. The new warrants are exercisable immediately upon issuance. These replacement warrants also provide for the adjustment of the exercise price and/or number of shares issuable upon exercise thereof in connection with stock dividends and splits, subsequent rights offerings, pro rata distributions to the Company’s common stockholders and subsequent equity sales by the Company at an effective price lower than the then-current exercise price of the replacement warrants. We determined that the fair value of these replacement warrants at their issue date of $940,549 was recorded as a cost to induce the exercise of the originally issued nine-month warrants in the accompanying statements of operations for the year ended March 31, 2015.

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

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 9). During the year ended March 31, 2015, we expensed total stock-based compensation related to the vesting of these warrants of $432,772, and the remaining unamortized cost of the outstanding warrants at March 31, 2015 was $273,108.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at March 31, 2015 was $355,200.

8.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of March 31, 2015, the Company had net operating loss carry forwards of approximately $7,300,000 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2015 no liability for unrecognized tax benefits was required to be recorded.

9. DISTRIBUTION AND LICENSE AGREEMENTS

On August 25, 2014, we entered into a distribution agreement with Qualipride International (“Qualipride”), a stevia supplier located and organized in the People’s Republic of China, under which we became the exclusive worldwide distributor of Qualipride’s stevia products and acquired Qualipride’s customer list. Pursuant to the distribution agreement, Qualipride will supply products to the Company at its cost, plus up to 2% for handling costs and up to a 5% sales commission. We are obligated to hire and train sales personnel or appoint representatives to introduce, promote, market and sell Qualipride’s products worldwide. In addition, we must file a “generally recognized as safe” notice with the U.S. Food and Drug Administration for one or more of Qualipride’s stevia products prior to August 18, 2015. The Company will account for such costs as such sales are made, or such other direct costs are incurred. During the year ended March 31, 2015, neither any sales were made nor other direct cost were incurred pursuant to the terms of the distribution agreement.

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, we must obtain financing of at least $2.55 million prior to August 18, 2015 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant. The Company will account for the costs of such license and obligation once such financing has been received. During the year ended March 31, 2015, the Company did not receive any financing pursuant to the terms of the license agreement.

Concurrently with such arrangements, we also entered into employment agreements with Mr. Dong and Mr. Guo.  Under the employment agreements, in addition to their salaries, which will be determined once significant operations begin, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock (see Note 5) and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock (see Note 7).  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years. An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones, including reaching more than $5 million in annual revenue and the planned California stevia extraction and purification facility becoming operational and meeting certain technical performance specifications. The Company will account for the costs of the 1,000,000 shares of common stock and warrants to purchase up to an aggregate of 1,600,000 shares of common stock, at the time their issuance becomes probable. During the year ended March 31, 2015, no such milestones were met and as of the year ended March 31, 2015, we owed no compensation to Mr. Dong or Mr. Guo.

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

The amount of all rent payments under the Sutter Lease of $250,000 was initially accounted for by the Company as an asset, advance payment of related party lease, and was amortized over the term of the lease of 24 months. During the year ended March 31, 2014, the Company recognized rent expense of $125,000 related to the Sutter Lease. As of March 31, 2014, the unamortized balance of the advance payment of the related party lease was $10,413. The lease expired on May 1, 2014 and was not renewed and the Company is not renting or leasing the property after the expiration of the lease.

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

Aggregate payments under the above leases for the years ended March 31, 2015 and 2014 were $49,000 and $156,400, respectively.

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

12. SUBSEQUENT EVENTS

In May 2015, the Company entered into a securities purchase agreement with the purchasers identified therein  providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 5,000,002 shares of the Company’s common stock (collectively, the “Shares”) and Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”, and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), at a price of $0.30 per Share (the “Offering”). The Offering closed on May 11, 2015. After deducting for fees and expenses, the aggregate net proceeds to the Company from the sale of the Shares and Warrants were approximately $1,325,000.

On the closing of the Offering, the Company issued warrants to purchase up to 400,000 shares of the Company’s common stock to H.C. Wainwright & Co., LLC (“H.C. Wainwright”) as placement agent for the Offering (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series A Warrants issued to the purchasers, except that the exercise price is $0.375 per share.

As a result of the Offering, the exercise prices of 7,352,944 previously issued warrants were reduced to $0.30 per share.

In April and May 2015, we issued a total of 325,000 shares of our common stock to two consultants in exchange for services valued at $115,000.

In May 2015, our board of directors approved option grants to each of the directors and two employees to purchase a total of 1,300,000 shares of the Company’s common stock under the 2012 Plan, all of which vest over two years.  The total cost of the option grants of approximately $217,000 will be amortized over the two year vesting period.

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

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Offer Letter to Series B Warrant holders dated December 6, 2013 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.)
4.3	Offer Letter to Series C Warrant holders dated March 27, 2014 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
4.4	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
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

10.20	Form of Stock Release Agreement dated April 2, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.21#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.22

Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)

10.23	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
14.1*	Code of Business Conduct and Ethics
21.1*	Subsidiaries

23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.