Form 10-Q
period 2015-06-30
Stevia First Corp.
filed 2015-08-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of August 12, 2015, there were 78,603,917 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2015

INDEX

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION	22

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	24

SIGNATURES	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$1,194,894	$389,730
Accounts receivable, net	43,328	61,595
Inventory	8,478	8,478
Advance payment on related party lease	2,300	-
Prepaid expenses	2,500	2,500

Total Assets	$1,251,500	$462,303

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$159,808	$134,007
Accounts payable - Related Party	-	1,000
Derivative liability	1,987,446	1,406,596

Total liabilities	2,147,254	1,541,603

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 78,293,917 and 72,968,915 shares issued and outstanding, respectively	78,294	72,969
Additional paid-in-capital	11,185,592	11,222,965
Accumulated deficit	(12,159,640)	(12,375,234)
Total stockholders’ deficit	(895,754)	(1,079,300)
Total liabilities and stockholders’ deficit	$1,251,500	$462,303

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Revenue	$61,915	$41,441
Cost of goods sold	24,033	11,875
Gross profit	37,882	29,566

Operating expenses:
General and administrative	741,596	566,666
Rent and other related party costs	10,900	20,317
Research and development	183,525	245,980
Total operating expenses	936,021	832,963

Loss from operations	(898,139)	(803,397)

Other income (expenses)
Interest expense	(68)	(657)
Change in fair value of derivative liability	1,113,801	148,257
Total other income (expense), net	1,113,733	147,600

Net income (loss)	$215,594	$(655,797)

Net income (loss) per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding
Basic	75,687,597	66,878,127
Diluted	77,787,597	66,878,127

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
Description	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total

Balance- March 31, 2015	72,968,915	$72,969	$11,222,965	$(12,375,234)	$(1,079,300)
Issuance of common stock and warrants, net of derivative liability	5,000,002	5,000	(408,077)		(403,077)
Fair value of vested common stock issued to employees and director			59,234	-	59,234
Fair value of common stock issued for services	325,000	325	114,675	-	115,000
Fair value of vested stock options	-	-	119,764	-	119,764
Fair value of vested warrants			77,031		77,031
Net income	-	-	-	215,594	215,594

Balance- June 30, 2015 (unaudited)	78,293,917	$78,294	$11,185,592	$(12,159,640)	$(895,754)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2015	2014

Operating activities
Net income (loss)	$215,594	$(655,797)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	119,764	56,723
Fair value of vested common stock issued to employees and director	59,234	18,923
Change in fair value of derivative liability	(1,113,801)	(148,257)
Fair value of common stock issued for services	115,000	94,100
Fair value of vested warrants	77,031	-
Changes in operating assets and liabilities:
Accounts receivable	18,267	11,570
Inventory	-	(15,866)
Prepaid expenses	-	1,173
Advance payment on related party lease	(2,300)	10,413
Accounts payable and accrued liabilities	25,801	31,339
Accounts payable - related party	(1,000)	6,900
Net cash used in operating activities	(486,410)	(588,779)

Investing activities
Acquisition of cash upon acquisition	-	10,505
Net cash provided by investing activities	-	10,505

Financing activities
Proceeds from exercise of options	-	5,000
Proceeds from sale of common stock, net	1,291,574	-
Net cash provided by financing activities	1,291,574	5,000

Net increase (decrease) in cash	805,164	(573,274)

Cash and cash equivalent - beginning of period	389,730	1,403,403
Cash and cash equivalent - end of period	$1,194,894	$830,129
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68	$658
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,694,651	$-
Acquisition of accounts receivable upon acquisition	$-	$39,495
Issuance of unvested common stock to employee	$-	$38,000

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2015

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in stockholders’ deficit of $895,754 as of June 30, 2015, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2015 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 9 months after June 30, 2015. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride International (“Qualipride”) (See Note 8) . These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2015 was derived from the audited financial statements as of and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2015. These financial statements should be read in conjunction with that report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, the fair value of equity instruments issued for services, and assumptions used in the valuation of our outstanding derivative liabilities.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At June 30, 2015, and March 31, 2015, the allowance for doubtful accounts and returns and discounts was approximately $17,500 and $2,500, respectively.

Financial Assets and Liabilities Measured at Fair Value

The Company accounts for the fair value of financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements”. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table presents certain liabilities of the Company that are required to be measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and March 31, 2015:

June 30, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,987,446	$-	$1,987,446

March 31, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,406,596	$-	$1,406,596

The carrying value of cash, accounts receivable and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Basic and Diluted Loss Per Share

The Company’s computation of earnings (loss) per share (EPS) includes basic and diluted EPS. Basic EPS is calculated by dividing the Company’s net income (loss) available to common stockholders by the weighted average number of common shares during the period. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted EPS reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income (loss) of the Company. In computing diluted EPS, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.

As of June 30, 2015 potentially dilutive securities include options to acquire 8,300,000 shares of common stock and warrants to acquire 25,027,034 shares of common stock. At June 30, 2014 potentially dilutive securities include options to acquire 5,425,000 shares of common stock and warrants to acquire 7,727,129 shares of common stock.  The basic and fully diluted shares for the three months ended June 30, 2014 are the same because the inclusion of the potential shares would have had an anti-dilutive effect.  Diluted net income per common share for the three months ended June 30, 2015 was calculated based on an increased number of shares that would be outstanding as follows:

	Three Months Ended June 30,
	2015	2014

Numerator:
Net income (loss)	$215,594	$(655,797)

Denominator:
Weighted average shares outstanding (basic)	75,687,597	66,878,127
Effect of of dilutive stock options	2,100,000	-
Weighted average shares outstanding (diluted)	77,787,597	66,878,127

Net income (loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers . ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on the Company’s ongoing financial reporting.

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

3. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to purchasers and placement agent in June 2013 and September 2014, and the new warrants issued to investors in May 2015, do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future or have other variable provisions.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings, and a fundamental transaction provision, which require a revaluation of the liabilities. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2015, at applicable date of issuance and June 30, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2015	Upon Issuance	June 30, 2015
Exercise Price	$0.34 - 0.45	$0.35 - 0.45	$0.30 - 0.45
Stock Price	$0.38	$0.29	$0.20
Risk-free interest rate	0.41 - 1.25%	0.17 - 1.59%	0.20 - 1.63%
Expected volatility	76.26%	76.26 - 107.51%	107.51%
Expected life (in years)	2.5 - 4.5 years	0.75 - 5.0 years	0.75 - 5.0 years
Expected dividend yield	0	0	0

Fair Value:	$1,406,596	$1,694,651	$1,987,446

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

As of March 31, 2015, the Company’s derivative liabilities had a balance of $1,406,596.  In May 2015, we recognized additional derivative liabilities of $1,694,651 related to the warrants issued in conjunction with the sale of the Company’s common stock (described in Note 4).  For the three months ended June 30, 2015, the Company recorded a reduction in fair value of the derivative liability of $1,113,801. As of June 30, 2015, the aggregate fair value of the derivative liabilities was $1,987,446.

4. EQUITY

Equity Financing

In May 2015, the Company entered into a Securities Purchase Agreement with seven purchasers for the sale of an of aggregate of 5,000,002 shares of the Company’s common stock (collectively, the “Shares”), and warrants to purchase an aggregate of 12,500,005 shares of the Company’s common stock for total gross proceeds of $1,500,000, or a sales price of $0.30 per share (the “Offering”).  The Offering closed on May 11, 2015.  The Company incurred $208,426 direct costs, fees and expenses in connection with the Offering, resulting in net cash proceeds to the Company of $1,291,574.  The warrants to purchase an aggregate of 12,500,005 issued to the purchasers in the Offering were issued in three tranches: Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.45 per share, and a term of 5 years; Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.35 per share, and a term of 9 months; and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock, with exercise price of $0.40 per share, and a term of 1 year; all of which are exercisable immediately  (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”).   The Company also issued warrants to purchase up to 400,000 shares of the Company’s common stock (the “Placement Agent Warrants”) to H.C. Wainwright & Co., LLC as placement agent to the Offering. The Placement Agent Warrants have an exercise price of  $0.375 per share,a term of 5 years, and are exercisable immediately.

The exercise price of the Series A Warrants granted to the purchasers of the Offering includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants, provided that the exercise price shall not be reduced to less than $0.20 per share.   Additionally, all of the Warrants granted to the purchasers of the Offering and the Placement

Agent Warrants are subject to provision for certain fundamental transactions.   The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the exercise prices of the Warrants and the Placement Agent Warrants were not fixed amounts because they are subject to fluctuation based on the occurrence of future offerings or events, and certain fundamental transactions. As a result, the Company determined that the Warrants and the Placement Agent Warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the Warrants and the Placement Agent Warrants in the Offering to be $1,694,651 at issuance valued using a probability weighted average Black-Scholes-Merton pricing model. For financial statement purposes, the amount of the derivative liability created from the issuance of the Warrants and the Placement Agent Warrants of $1,694,651 has been offset to the net cash proceeds received of $1,291,574, resulting in a net reduction of additional paid-in capital of $408,077 from the sale of the Shares of common stock and Warrants.

Common stock issued to employees for services with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $683,000.    The allocable portion of the aggregate fair values of these shares of common stock that vested during the three months ended June 30, 2015 and 2014 amounted to $59,234 and $18,923, respectively, and were recognized as expense in the accompanying statements of operations during the periods then ended.  As of June 30, 2015, approximately $250,000 of these awards remains unvested and will be amortized as compensation costs in future years.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2015	1,833,333
Granted	-
Vested	(25,000)
Forfeited	-
Non-vested shares, June 30, 2015	1,808,333

Common stock issued to consultants for services

In May 2015, pursuant to the terms of certain consulting agreement, the Company issued an aggregate of 325,000 shares of the Company’s common stock to two consultants as payment for services and recorded an expense of $115,000 based on the fair value of the Company’s common stock at the issuance dates. These shares were issued outside of the 2012 Stock Incentive Plan.

5. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the three months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	6,325,000	$0.33
Granted	1,975,000	0.36
Exercised	-	-
Cancelled	-	-
Balance outstanding at June 30, 2015	8,300,000	$0.23
Balance exercisable at June 30, 2015	5,833,337	$0.34

At June 30, 2015, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, June 30, 2015	1,300,000	$0.10	$1.00
	2,175,000	$0.20 - 0.27	$0.20 - 0.27
	2,200,000	$0.31 - 0.38	$0.31 - 0.38
	2,025,000	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	8,300,000

Options Exercisable, June 30, 2015	1,300,000	$0.10	$1.00
	800,000	$0.20 - 0.27	$0.20 - 0.27
	1,325,002	$0.31 - 0.38	$0.31 - 0.38
	1,808,335	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	5,833,337

During the three months ended June 30, 2015, the Company granted to employees options to purchase an aggregate of 1,375,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from 0 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.19%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $233,000.

During the three months ended June 30, 2015, the Company also granted to two consultants options to purchase an aggregate of 600,000 shares of the Company’s common stock that expire three years from date of grant and vested upon grant. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 107.51%, (ii) discount rate of 1.01%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $78,000.

During the three months ended June 30, 2015 and 2014, we expensed total stock-based compensation related to vesting stock options of $119,764 and $868,497, respectively, and the remaining unamortized cost of the outstanding stock options at June 30, 2015 was $158,978. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at June 30, 2015  were approximately $130,000 and $130,000, respectively, and $542,000 and $506,000, respectively, at June 30, 2014.

6. WARRANTS

At June 30, 2015, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	12,127,129	$0.41
Granted	12,900,005	0.34
Exercised	-	-
Cancelled	-	$-
Balance outstanding and exercisable at June 30, 2015	25,027,134	$0.32

Warrants issued in equity financing

In May 2015, the Company granted 5,000,002 Series A warrants, 5,000,002 Series B warrants and 2,500,001 Series C warrants in connection with an offering of the Company’s common stock for cash. Each Series A Warrant has an exercise price of $0.45 per share, was immediately exercisable, and expires on the five year anniversary of the date of issuance.  Each Series B Warrant has an exercise price of $0.35 per share, was immediately exercisable, and will expire on the nine month anniversary of the date of issuance.  Each Series C Warrant has an exercise price of $0.40 per share, was immediately exercisable, and will expire on the one year anniversary of the date of issuance.  The Company also issued Placement Agent Warrants to purchase up to 400,000 shares of the Company’s common stock to H.C. Wainwright.  The Placement Agent Warrants have an exercise price of $0.375 per share, a term of 5 years, and are exercisable immediately.

The exercise price of the Series A Warrants granted to the purchasers of the Offering includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants, provided that the exercise price shall not be reduced to less than $0.20 per share.   Additionally, all of the Warrants granted to the purchasers of the Offering and to the placement agent are subject to provision for certain fundamental transactions.  In consideration of applicable guidance, the Company has determined that none of the warrants are considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterizes the fair value of these warrants as derivative liabilities (See Note 3).

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 8). During the three months ended June 30, 2015, we expensed total stock-based compensation related to the vesting of these warrants of $77,031, and the remaining unamortized  cost of the outstanding warrants at June 30, 2015 was approximately $196,000.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at June 30, 2015 and 2014 was approximately $0 and $42,000, respectively.

7. RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

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

Aggregate payments under the above leases for the three months ended June 30, 2015 and 2014 were $10,900 and $20,317, respectively.

8. DISTRIBUTION AND LICENSE AGREEMENTS

On August 25, 2014, as amended on August 12, 2015, we entered into a distribution agreement with Qualipride International (“Qualipride”), a stevia supplier located and organized in the People’s Republic of China, under which we became the exclusive worldwide distributor of Qualipride’s stevia products and acquired Qualipride’s customer list. Pursuant to the distribution agreement, Qualipride will supply products to the Company at its cost, plus up to 2% for handling costs and up to a 5% sales commission. We are obligated to hire and train sales personnel or appoint representatives to introduce, promote, market and sell Qualipride’s products worldwide. In addition, we must file a “generally recognized as safe” notice with the U.S. Food and Drug Administration for one or more of Qualipride’s stevia products prior to August 14, 2016.  The Company will account for such costs as such sales are made, or such other direct costs are incurred.

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, as amended on August 12, 2015, we must obtain financing of at least $2.55 million prior to August 14, 2016 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant. The Company will account for the costs of such license and obligation once such financing has been received.  During the three months ended June 30, 2015, the Company did not receive any financing pursuant to the terms of the license agreement.

Concurrently with such arrangements, we also entered into employment agreements with Mr. Dong and Mr. Guo.  Under the employment agreements, in addition to their base salaries, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock.  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years. An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones, including reaching more than $5 million in annual revenue and the planned California stevia extraction and purification facility becoming operational and meeting certain technical performance specifications. The Company will account for the costs of the 1,000,000 shares of common stock and warrants to purchase up to an aggregate of 1,600,000 shares of common stock, at the time their issuance becomes probable.

9. SUBSEQUENT EVENTS

In July 2015, we issued a total of 310,000 shares of our common stock to two consultants in exchange for services valued at $107,500.

On August 12, 2015, the Company entered into agreements to amend the distribution agreement and the license agreement with Qualipride (see Note 8) extending certain deadlines in these agreements to August 14, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Stevia First Corp., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed on June 25, 2015, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 25, 2015.

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

Plan of Operations

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

We are an agricultural biotechnology company that currently devotes most of our resources to research and development of new products and technologies, but we are currently seeking to commercialize stevia products, research products, as well as other food and nutritional products that are related to metabolic health.  During the three months ended June 30, 2015, we generated $61,915 in revenues from our business operations, although we do not expect to generate significant amounts of cash from our operations in the immediate future. We had an accumulated deficit as of June 30, 2015 of $895,754. As described in more detail elsewhere in this annual report, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

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

Stevia Commercialization Arrangements with Qualipride

In September 2014, we entered into definitive agreements with Qualipride International (“Qualipride”), a stevia supplier based in China with access to annual stevia supply greater than 1,000 metric tons, in order to accelerate the commercialization of our stevia products and technologies.  We entered into a definitive distribution agreement that is intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, and entered into a definitive license agreement that provides us an exclusive license outside China to use their proprietary facility designs for stevia extraction and purification, and initiated plans for the construction of the first dedicated stevia processing facility in California. Most Qualipride sales are currently domestic sales within China, and we are focused on the expansion of Qualipride’s customer base, primarily in North

America.  However, we are in the process of opening a wholly-owned subsidiary in China in order to finance research and development operations within China and to act as a local reseller there, if it becomes desirable to do so.  Pursuant to the distribution agreement, we must file for a GRAS designation for one or more of Qualipride’s stevia products prior to August 14, 2016.  Pursuant to the licensing agreement, we must be financed with at least $2.55 million prior to August 14, 2016 in order to retain exclusive rights to the proprietary stevia processing facility designs. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing, provided that the Company receives signed commitments from major stevia customers to purchase output from the proposed California processing facility.

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

 Over the 12 months following the date of this report, we aim to increase the scale of our research and development activities and commercial operations. As of August 13, 2015, we had seven full-time employees and one part-time employee. Total expenditures over the 12 months following June 30, 2015, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least the 9 months after June 30, 2015. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Please see the additional discussion under “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended June 30, 2015 and June 30, 2014

Our net income during the three months ended June 30, 2015 was $215,594 compared to a net loss of $655,797 for the three months ended June 30, 2014. During the three months ended June 30, 2015, we generated $61,915 in revenue and $37,882 in gross profit, compared to $41,441 in revenue and $29,566 in gross profit for the 2014 period. We expect such sales to continue at approximately this rate.

During the three months ended June 30, 2015, we incurred general and administrative expenses in the aggregate amount of $741,596 compared to $566,666 incurred during the three months ended June 30, 2014 (a increase of $174,930). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation costs which increased to $224,116 in the period ending June 30, 2015, as compared to $75,646 in the period ending June 30, 2014.

In addition, during the three months ended June 30, 2015, we incurred research and development costs of $183,525, compared to $245,980 during the three months ended June 30, 2014 (an decrease of $62,455). These resulted from our research and development activities, including equipment costs related to prototype development.

During the three months ended June 30, 2015, we incurred related party rent and other costs totaling $10,900 compared to $20,317 incurred during the three months ended June 30, 2014 (a decrease of $9,417). This decrease resulted from the expiration of one of the related party leases in May 2014.

This resulted in a loss from operations of $898,139 during the three months ended June 30, 2015 compared to a loss from operations of $803,397 during the three months ended June 30, 2014.

During the three months ended June 30, 2015, we recorded total net other income (expenses) in the amount of $1,113,733, compared to total net other income (expenses) recorded during the three months ended June 30, 2014 in the amount of $147,600. During the three months ended June 30, 2015, we recorded a gain related to the change in fair value of derivatives of $1,113,801, compared to a gain of $148,257 during the 2014 quarter. This resulted in net income of $215,594 during the three months ended June 30, 2015 compared to a net loss of $655,797 during the three months ended June 30, 2014.

The net income during the three months ended June 30, 2015 compared to the net loss for the three months ended June 30, 2014 is attributable primarily to a higher gain related to the change in the fair value of derivatives in the 2015 period.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $1,251,500, which was comprised mainly of cash of $1,194,894. Our total current liabilities as of June 30, 2015 were $2,147,254 and consisted of accounts payable and accrued liabilities of $159,808, and derivative liability of $1,987,446. The derivative liability is a non-cash item related to certain of our outstanding warrants as of June 30, 2015. As a result, on June 30, 2015, we had working capital of $(895,754).

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in stockholders’ deficit of $895,754 as of June 30, 2015, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 9 months after June 30, 2015. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2015, net cash used in operating activities was $486,410 compared to net cash used in operating activities of $588,799 for the three months ended June 30, 2014. This decrease was primarily attributable to an increase in the gain recognized related to the change in the fair value of derivatives, offset by an increase in stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2015 consisted primarily of net income of $215,594 and change in fair value of derivative liability of $1,113,801, offset by $256,029 related to stock-based compensation. Net cash used in operating activities during the three months ended June 30, 2014 consisted of a net loss of $655,797, a change in fair value of derivative liability of $148,257, offset by $371,089 related to stock-

based compensation.

Net Cash Used in Investing Activities

During the three months ended June 30, 2014 net cash used in investing activities was $10,505, attributable to net cash acquired under the Percipio acquisition. During the three months ended June 30, 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2015, net cash provided by financing activities was $1,291,574 compared to net cash provided by financing activities of $5,000 for the three months ended June 30, 2014. Net cash provided by financing activities during the three months ended June 30, 2015 was attributable to the sale of common stock and warrants. Net cash provided by financing activities during the three months ended June 30, 2014 was attributable to the exercise of stock options.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”),  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2014-15 on our results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers . ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), “ Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) .” ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2015, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures . The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2015 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2015:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2015. As a result , there were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 25, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2015, the Company issued an aggregate of 5,000,002 shares of our common stock and warrants to purchase 12,900,005 of our common stock to certain investors and placement agents for net proceeds of approximately $1,292,000. The shares of common stock issued to these investors were registered effective July 29, 2015.  These shares were not initially registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: the investors represented that each of them was an accredited investor as defined in the rules and regulations under the Securities Act and that each of them was acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the shares were issued as restricted securities.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment to Exclusive Technology License Agreement, dated August 12, 2015 by and between Stevia First Corp. and Qualipride International.*
10.2	Amendment to Exclusive Distributor Agreement, dated August 12, 2015 by and between Stevia First Corp. and Qualipride International.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
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

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 14, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment to Exclusive Technology License Agreement, dated August 12, 2015 by and between Stevia First Corp. and Qualipride International.*
10.2	Amendment to Exclusive Distributor Agreement, dated August 12, 2015 by and between Stevia First Corp. and Qualipride International.*
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
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