Form 10-Q
period 2015-09-30
Stevia First Corp.
filed 2015-11-16
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 78,867,074 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$692,679	$389,730
Accounts receivable, net	42,927	61,595
Inventory	9,432	8,478
Prepaid expenses	2,500	2,500

Total Assets	$747,538	$462,303

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$183,534	$134,007
Accounts payable - Related Party	6,900	1,000
Derivative liability	788,492	1,406,596

Total liabilities	978,926	1,541,603

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 78,603,917 and 72,968,915 shares issued and outstanding, respectively	78,604	72,969
Additional paid-in-capital	11,345,322	11,222,965
Accumulated deficit	(11,655,314)	(12,375,234)
Total stockholders’ deficit	(231,388)	(1,079,300)
Total liabilities and stockholders’ deficit	$747,538	$462,303

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenue	$51,697	$86,695	$113,612	$128,136
Cost of goods sold	41,199	22,106	65,232	33,981
Gross profit	10,498	64,589	48,380	94,155

Operating expenses:
General and administrative	556,945	933,060	1,298,541	1,499,726
Rent and other related party costs	4,900	9,900	15,800	30,217
Research and development	143,133	207,663	326,658	453,643
Total operating expenses	704,978	1,150,623	1,640,999	1,983,586

Loss from operations	(694,480)	(1,086,034)	(1,592,619)	(1,889,431)

Other income (expense)
Change in fair value of derivative liability	1,198,954	644,107	2,312,755	792,364
Cost to induce exercise of warrants	-	(961,767)	-	(961,767)
Interest expense	(148)	(4,055)	(216)	(4,712)
Total other income (expense), net	1,198,806	(321,715)	2,312,539	(174,115)
Net income (loss)	$504,326	$(1,407,749)	$719,920	$(2,063,546)

Net income (loss) per common share
Basic	$0.01	$(0.02)	$0.01	$(0.03)
Diluted	$0.01	$(0.02)	$0.01	$(0.03)
Weighted average number of common shares outstanding
Basic	78,571,200	68,630,355	77,223,343	67,356,536
Diluted	78,571,200	68,630,355	77,223,343	67,356,536

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
Description	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total

Balance- March 31, 2015	72,968,915	$72,969	$11,222,965	$(12,375,234)	$(1,079,300)
Issuance of common stock and warrants, net of derivative liability	5,000,002	5,000	(408,077)		(403,077)
Fair value of vested common stock issued to employees and director			93,468	-	93,468
Fair value of common stock issued for services	635,000	635	175,365	-	176,000
Fair value of vested stock options	-	-	149,556	-	149,556
Fair value of vested warrants			112,045		112,045
Net income	-	-	-	719,920	719,920

Balance- September 30, 2015 (unaudited)	78,603,917	$78,604	$11,345,322	$(11,655,314)	$(231,388)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2015	2014

Operating activities
Net income (loss)	$719,920	$(2,063,546)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	149,556	121,721
Fair value of vested common stock issued to employees and director	93,468	203,680
Change in fair value of derivative liability	(2,312,755)	(792,364)
Fair value of common stock issued for services	176,000	144,100
Fair value of vested warrants	112,045	278,711
Cost to induce exercise of warrants	-	961,767
Changes in operating assets and liabilities:
Accounts receivable	18,668	99
Inventory	(954)	(19,417)
Prepaid expenses	-	(10,827)
Advance payment on related party lease	-	10,413
Accounts payable and accrued liabilities	49,527	73,543
Accounts payable - related party	5,900	(15,100)
Net cash used in operating activities	(988,625)	(1,107,220)

Investing activities
Acquisition of cash upon acquisition	-	10,505
Net cash provided by investing activities	-	10,505

Financing activities
Proceeds from exercise of warrants	-	1,470,489
Proceeds from exercise of options	-	5,000
Proceeds from sale of common stock, net	1,291,574	-
Net cash provided by financing activities	1,291,574	1,475,489

Net increase in cash	302,949	378,774

Cash and cash equivalent - beginning of period	389,730	1,403,403
Cash and cash equivalent - end of period	$692,679	$1,782,177
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$216	$4,055
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,694,651	$-
Acquisition of accounts receivable upon acquisition	$-	$39,495
Issuance of unvested common stock to employee	$-	$458,000
Extinguishment of derivative liability	$-	$269,368

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in stockholders’ deficit of $231,388 as of September 30, 2015, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2015 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 6 months after September 30, 2015. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride International (“Qualipride”) (See Note 8) . These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2015 was derived from the audited financial statements as of and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2015. These financial statements should be read in conjunction with that report.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At September 30, 2015, and March 31, 2015, the allowance for doubtful accounts and returns and discounts was approximately $17,500 and $2,900, respectively.

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

The following table presents certain liabilities of the Company that are required to be measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2015 and March 31, 2015:

September 30, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$788,492	$-	$788,492

March 31, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,406,596	$-	$1,406,596

The carrying value of cash, accounts receivable and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of September 30, 2015 potentially dilutive securities include options to acquire 8,991,667 shares of common stock and warrants to acquire 25,027,134 shares of common stock. At September 30, 2014 potentially dilutive securities include options to acquire 5,525,000 shares of common stock and warrants to acquire 12,127,129 shares of common stock.  The basic and fully diluted shares for the three and six months ended September 30, 2015 and September 30, 2014 are the same because the inclusion of the potential shares would have had an anti-dilutive effect and there were no instruments that would result in issuance of additional shares using the treasury stock method.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company's treatments and product candidates. Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. The Company reviews the status of its research and development contracts on a quarterly basis..

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2014-16 on the Company's results of operations or financial condition.

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

3. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The warrants issued to purchasers and placement agent in June 2013 and September 2014, and the warrants issued to investors in May 2015, do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future or have other variable provisions.  The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings, and a fundamental transaction provision, which require a revaluation of the liabilities. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2015, at applicable date of issuance and September 30, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2015	Upon Issuance	September 30, 2015
Exercise Price	$0.34 - 0.45	$0.35 - 0.45	$0.30 - 0.45
Stock Price	$0.38	$0.29	$0.10
Risk-free interest rate	0.41 - 1.25%	0.17 - 1.59%	0.08 - 1.31%
Expected volatility	76.26%	76.26 - 107.51%	109.32%
Expected life (in years)	2.5 - 4.5 years	0.75 - 5.0 years	0.36 - 4.7 years
Expected dividend yield	0	0	0

Fair Value:	$1,406,596	$1,694,651	$788,492

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

As of March 31, 2015, the Company’s derivative liabilities had a balance of $1,406,596.  In May 2015, we recognized additional derivative liabilities of $1,694,651 related to the warrants issued in conjunction with the sale of the Company’s common stock (described in Note 4).  For the six months ended September 30, 2015, the Company recorded a reduction in fair value of the derivative liability of $2,312,755. As of September 30, 2015, the aggregate fair value of the derivative liabilities was $788,492.

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

Common stock issued to employees for services with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $683,000.    The allocable portion of the aggregate fair values of these shares of common stock that vested during the six months ended September 30, 2015 and 2014 amounted to $93,468 and $203,680, respectively, and were recognized as expense in the accompanying statements of operations during the periods then ended.  As of September 30, 2015, approximately $170,000 of these awards remains unvested and will be amortized as compensation costs in future years.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2015	1,833,333
Granted	-
Vested	(75,000)
Forfeited	-
Non-vested shares, September 30, 2015	1,758,333

Common stock issued to consultants for services

In May 2015, pursuant to the terms of certain consulting agreement, the Company issued an aggregate of 325,000 shares of the Company’s common stock to two consultants as payment for services and recorded an expense of $115,000 based on the fair value of the Company’s common stock at the issuance dates. In July 2015, we issued a total of 310,000 shares of our common stock to two consultants in exchange for services and recorded an expense of $61,000.    These shares were issued outside of the 2012 Stock Incentive Plan.

5. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the six months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	6,325,000	$0.33
Granted	2,675,000	0.21
Exercised	-	-
Cancelled	(8,333)	0.42
Balance outstanding at September 30, 2015	8,991,667	$0.29
Balance exercisable at September 30, 2015	6,127,086	$0.30

At September 30, 2015, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, September 30, 2015	1,300,000	$0.10	$1.00
	2,875,000	$0.20 - 0.27	$0.20 - 0.27
	2,200,000	$0.31 - 0.38	$0.31 - 0.38
	2,016,667	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	8,991,667

Options Exercisable, September 30, 2015	1,300,000	$0.10	$1.00
	900,000	$0.20 - 0.27	$0.20 - 0.27
	1,491,668	$0.31 - 0.38	$0.31 - 0.38
	1,835,418	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	6,127,086

During the six months ended September 30, 2015, the Company granted to employees options to purchase an aggregate of 1,375,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from 0 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.19%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $233,000.

During the six months ended September 30, 2015, the Company also granted to four consultants options to purchase an aggregate of 1,300,000 shares of the Company’s common stock that expire three years from date of grant and vested upon grant. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 109.32%, (ii) discount rate of 1.01%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $127,000.

During the six months ended September 30, 2015 and 2014, we expensed total stock-based compensation related to vesting stock options of $149,556 and $121,721, respectively, and the remaining unamortized cost of the outstanding stock options at September 30, 2015 was approximately $300,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at September 30, 2015 were $0 and $0, respectively, and $320,500 and $318,500, respectively, at September 30, 2014.

6. WARRANTS

At September 30, 2015, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	12,127,129	$0.41
Granted	12,900,005	0.34
Exercised	-	-
Cancelled	-	$-
Balance outstanding and exercisable at September 30, 2015	25,027,134	$0.32

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

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock as discussed in Note 8. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date with a fair value of $201,680, which  was recorded as an expense during the year ended March 31, 2015, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years with a fair value of $504,204 upon grant date, which is being amortized over their vesting terms, of which $112,045 were recorded as an expense during the six months ended September 30, 2015, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 8). The remaining unamortized  cost of the outstanding warrants at September 30, 2015 was approximately $161,000.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at September 30, 2015 and 2014 was approximately $0 and $104,000, respectively.

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

Aggregate payments under the above leases for the six months ended September 30, 2015 and 2014 were $15,800 and $30,950, respectively.

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

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, as amended on August 12, 2015, we must obtain financing of at least $2.55 million prior to August 14, 2016 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant. The Company will account for the costs of such license and obligation once such financing has been received.  During the six months ended September 30, 2015, the Company did not receive any financing pursuant to the terms of the license agreement.

Concurrently with such arrangements, we also entered into employment agreements with Mr. Dong and Mr. Guo.  Under the employment agreements, in addition to their base salaries, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock.  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance with an aggregate fair value of $321,680, which was recorded as an expense during the year ended March 31, 2015.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years (see Note 4 for a discussion of the vesting of the common stock and Note 6 for a discussion of the vesting of the warrants). An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain milestones, including reaching more than $5 million in annual revenue and the planned California stevia extraction and purification facility becoming operational and meeting certain technical performance specifications. The Company will account for the costs of the 1,000,000 shares of common stock and warrants to purchase up to an aggregate of 1,600,000 shares of common stock, at the time their issuance becomes probable.

9. SUBSEQUENT EVENTS

In October 2015, we issued a total of 263,157 shares of our common stock to one consultant in exchange for services valued at $50,000.

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

We are an agricultural biotechnology company that currently devotes most of our resources to research and development of new products and technologies, but we are currently seeking to commercialize stevia products, research products, as well as other food and nutritional products that are related to metabolic health.  During the six months ended September 30, 2015, we generated $113,612 in revenues from our business operations, although we do not expect to generate significant amounts of cash from our operations in the immediate future. We had an accumulated deficit as of September 30, 2015 of $231,388. As described in more detail elsewhere in this quarterly report, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

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

Our Operations

Our present research and development operations are focused on harnessing breakthrough technologies for increasing global stevia production and developing additional food and nutrition products, while solving key challenges for the food, nutrition, and life sciences industries.  Our commercial operations seek to market stevia products primarily in North America, as well as to market and sell research products and tools to life science researchers.  The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” below.

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

Stevia Commercialization Arrangements with Qualipride

In September 2014, we entered into definitive agreements with Qualipride International (“Qualipride”), a stevia supplier based in China with access to annual stevia supply greater than 1,000 metric tons, in order to accelerate the commercialization of our stevia products and technologies.  We entered into a definitive distribution agreement that is intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, and entered into a definitive license agreement that provides us an exclusive license outside China to use their proprietary facility designs for stevia extraction and purification, and initiated plans for the construction of the first dedicated stevia processing facility in California. Most Qualipride sales are currently domestic sales within China, and we are focused on the expansion of Qualipride’s customer base, primarily in North

America.  However, we are in the process of opening a wholly-owned subsidiary in China in order to finance research and development operations within China and to act as a local reseller there, if it becomes desirable to do so.  Pursuant to the distribution agreement, we must file for a GRAS designation for one or more of Qualipride’s stevia products prior to August 14, 2016.  Pursuant to the licensing agreement, we must be financed with at least $2.55 million prior to August 14, 2016 in order to retain rights to the proprietary stevia processing facility designs. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing, provided that the Company receives signed commitments from major stevia customers to purchase output from the proposed California processing facility.

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

Our commercial operations include our pursuit of sales of stevia extract to multinational food and beverage companies focused mainly on North America.  Our sales and distribution operations provide North American stevia sales, marketing, and quality control support, and also provide a distribution channel for any food and nutrition products made internally using our novel bioprocessing methods.  We are focused mainly on business-to-business sales but we may also perform some direct-to-consumer marketing of these products.  We expect to spend approximately $75,000 in the next 12 months on product marketing and further integration of the Qualipride sales and distribution business, which may require the Company to manage and conduct certain operations in China through a wholly-owned subsidiary.  We are currently optimizing a proprietary enzyme enhancement process for stevia, and will likely need to achieve additional operational milestones in order to realize sales from this process, including demonstrating implementation of the process at industrial scale, additional process optimization results, and obtaining regulatory approvals for Reb A derived from the process.  We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $100,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner.  We currently estimate that regulatory approval of this product will be obtained in 2015 or the first half of 2016.   In addition, we are planning construction of the first dedicated stevia leaf processing facility in California, which is designed to produce at least 150 metric tons of stevia extract annually, and also could be used to implement our proprietary bioprocessing methods.  The planned facility would be technologically advanced and could lead the stevia industry in terms of energy efficiency, water conservation, and overall product quality. We have not yet finalized a site design for the facility, and we currently estimate finalized design and construction will cost $4,000,000 or more and span 10-14 months. We do not intend to pursue construction plans unless we are able to obtain funding for these activities primarily or entirely through long-term debt financing or other similar means on favorable terms, and until after we receive signed commitments from stevia buyers in order to purchase output from the proposed California facility.

Our commercial operations also include a research products business, which entails commercialization of life sciences research products and tools, some of which are also used within our own research and development activities.  We initiated these commercial operations in May 2014 upon acquiring certain product assets, customer relationships, and rights to molecular biology research products.

Over the 12 months following the date of this report, we aim to increase the scale of our research and development activities and commercial operations. As of November 13, 2015, we had seven full-time employees and one part-time employee. Total expenditures over the 12 months following September 30, 2015, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least the 6 months after September 30, 2015. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. Please see the additional discussion under “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

Our net income during the three months ended September 30, 2015 was $504,326 compared to a net loss of $1,407,749 for the three months ended September 30, 2014. During the three months ended September 30, 2015, we generated $51,697 in revenue and $10,498 in gross profit, compared to $86,695 in revenue and $64,589 in gross profit for the 2014 period. We expect such sales to continue at approximately this rate.

During the three months ended September 30, 2015, we incurred general and administrative expenses in the aggregate amount of $556,945 compared to $933,060 incurred during the three months ended September 30, 2014 (a decrease of $376,115). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation costs which decreased to $76,646 in the period ending September 30, 2015, as compared to $476,798 in the period ending September 30, 2014 (a decrease of $400,152).

In addition, during the three months ended September 30, 2015, we incurred research and development costs of $143,133, compared to $207,663 during the three months ended September 30, 2014 (a decrease of $64,530).

During the three months ended September 30, 2015, we incurred related party rent and other costs totaling $4,900 compared to $9,900 incurred during the three months ended September 30, 2014 (a decrease of $5,000). This decrease resulted from the expiration of one of the related party leases in May 2015.

This resulted in a loss from operations of $694,480 during the three months ended September 30, 2015 compared to a loss from operations of $1,086,034 during the three months ended September 30, 2014.

During the three months ended September 30, 2015, we recorded total net other income (expenses) in the amount of $1,198,806, compared to total net other income (expenses) recorded during the three months ended September 30, 2014 in the amount of $(321,715). During the three months ended September 30, 2015, we recorded a gain related to the change in fair value of derivatives of $1,198,954, compared to a gain of $644,107 during the 2014 quarter. This resulted in net income of $504,326 during the three months ended September 30, 2015 compared to a net loss of $1,407,749 during the three months ended September 30, 2014.

The net income during the three months ended September 30, 2015 compared to the net loss for the three months ended September 30, 2014 is attributable primarily to a higher gain related to the change in the fair value of derivatives in the 2015 period.

Six Months Ended September 30, 2015 and September 30, 2014

Our net income during the six months ended September 30, 2015 was $719,920 compared to a net loss of $2,063,546 for the six months ended September 30, 2014. During the six months ended September 30, 2015, we generated $113,612 in revenue and $48,380 in gross profit from sales of certain research products. We expect such sales to continue at approximately this rate.

During the six months ended September 30, 2015, we incurred general and administrative expenses in the aggregate amount of $1,298,541 compared to $1,499,726 incurred during the six months ended September 30, 2014 (a decrease of $201,185). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development.  The general and administrative expenses included stock-based compensation of $300,762 during the six months ended September 30, 2015, as compared to stock-based compensation of $512,952 during the six months ended September 30, 2014 (a decrease of $212,190).

In addition, during the six months ended September 30, 2015, we incurred research and development costs of $326,658 relating to research and development of our stevia products, compared to research and development costs of $453,643 during the six months ended September 30, 2014 (a decrease of $126,985). The decrease resulted primarily from changes in our research and development activities, including equipment costs, which previously included costs related to prototype development.

During the six months ended September 30, 2015, we incurred related party rent and other costs totaling $15,800 compared to $30,217 incurred during the six months ended September 30, 2014 (a decrease of $14,417). This decrease resulted from the expiration of one of our related party leases in May 2015.

This resulted in a loss from operations of $1,592,619 during the six months ended September 30, 2015 compared to a loss from operations of $1,889,431 during the six months ended September 30, 2014.

During the six months ended September 30, 2015, we recorded total other income in the amount of $2,312,539, compared to total other expenses recorded during the six months ended September 30, 2014 in the amount of $174,115.  During the six months ended September 30, 2015, we recorded a gain related to the change in fair value of derivative liabilities of $2,312,755, compared to a gain of $792,364 during the six months ended September 30, 2014 (an increase of $1,520,391). Also during the six months ended September 30, 2014, we incurred expenses to induce the exercise of certain warrants of $961,767. We incurred interest expense of $216 during the six months ended September 30, 2015 compared to interest expense of $4,712 incurred during the six months ended September 30, 2014 (a decrease of $4,496).

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $747,538, which was comprised mainly of cash of $692,679. Our total current liabilities as of September 30, 2015 were $978,926 and consisted of accounts payable and accrued liabilities of $183,534, accounts payable to related party of $6,900, and derivative liability of $788,492. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 3 to our financial statements included in this report. As a result, on September 30, 2015, we had working capital of $(231,388).

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in an accumulated deficit of $11,655,314 as at September 30, 2015, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 6 months after September 30, 2015. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2015, net cash used in operating activities was $988,625 compared to net cash used in operating activities of $1,107,220 for the six months ended September 30, 2014. This increase was primarily attributable to an increase in the gain related to the change in fair value of derivative liability. Net cash used in operating activities during the six months ended September 30, 2015 consisted primarily of net income of $719,920 and change in fair value of derivative liability of $2,312,755, offset by $149,556 related to stock-based compensation for vested stock options and $112,045 for stock-based compensation for vested warrants granted to employees.  Net cash used in operating activities during the six months ended September 30, 2014 consisted primarily of a net loss of $2,063,546, a change in fair value of derivative liability of $792,364, offset by costs to induce the exercise of warrants of $961,767 and $278,711 for stock-based compensation for vested warrants granted to employees.

Net Cash Used in Investing Activities

During the six months ended September 30, 2014 net cash used in investing activities was $10,505, attributable to net cash acquired under the Percipio acquisition. During the six months ended September 30, 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2015, net cash provided by financing activities was $1,291,574 compared to net cash provided by financing activities of $1,475,489 for the six months ended September 30, 2014. Net cash provided by financing activities during the six months ended September 30, 2015 was attributable to the sale of common stock and warrants. Net cash provided by financing activities during the six months ended September 30, 2014 was attributable to the proceeds received on the exercise of warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2015, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures . The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2015 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2015:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the six months ended September 30, 2015. As a result , there were no changes in our internal control over financial reporting during the six months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 16, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
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