Form 10-Q
period 2015-12-31
Stevia First Corp.
filed 2016-02-16
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 12, 2016, there were 79,117,094 shares of the registrant’s common stock outstanding.

STEVIA FIRST CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December  31, 2015

INDEX

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION	22

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	24

SIGNATURES	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STEVIA FIRST CORP.

CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER  31, 2015 AND 2014

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

STEVIA FIRST CORP

CONDENSED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(unaudited)
Assets
Current Assets
Cash	$208,078	$389,730
Accounts receivable, net	76,790	61,595
Inventory	7,866	8,478
Deposit	2,500	2,500

Total Assets	$295,234	$462,303

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$161,425	$134,007
Accounts payable - related party	-	1,000
Derivative liability	217,695	1,406,596

Total liabilities	379,120	1,541,603

Stockholders' Deficit
Common stock, par value $0.001 per share;
525,000,000 shares authorized; 79,117,074 and 72,968,915 shares issued and outstanding, respectively	79,117	72,969
Additional paid-in-capital	11,575,947	11,222,965
Accumulated deficit	(11,738,950)	(12,375,234)
Total stockholders’ deficit	(83,886)	(1,079,300)
Total liabilities and stockholders’ deficit	$295,234	$462,303

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenue	$80,818	$59,641	$194,430	$187,777
Cost of goods sold	30,671	20,234	95,903	54,215
Gross profit	50,147	39,407	98,527	133,562

Operating expenses:
General and administrative	535,389	655,950	1,833,930	2,155,676
Rent and other related party costs	7,900	9,900	23,700	40,117
Research and development	161,144	365,850	487,802	819,493
Total operating expenses	704,433	1,031,700	2,345,432	3,015,286

Loss from operations	(654,286)	(992,293)	(2,246,905)	(2,881,724)

Other income (expense)
Change in fair value of derivative liability	570,797	(149,686)	2,883,552	642,678
Cost to induce exercise of warrants	-	-	-	(961,767)
Interest expense	(147)	(102)	(363)	(4,814)
Total other income (expense), net	570,650	(149,788)	2,883,189	(323,903)
Net income (loss)	$(83,636)	$(1,142,081)	$636,284	$(3,205,627)

Net income (loss) per common share
Basic	$-	$(0.02)	$0.01	$(0.05)
Diluted	$-	$(0.02)	$0.01	$(0.05)
Weighted average number of common shares outstanding
Basic	76,604,432	72,573,650	75,419,835	69,408,309
Diluted	76,604,432	72,573,650	75,419,835	69,408,309

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
Description	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total

Balance- March 31, 2015	72,968,915	$72,969	$11,222,965	$(12,375,234)	$(1,079,300)
Issuance of common stock and warrants, net of derivative liability	5,000,002	5,000	(408,077)		(403,077)
Fair value of vested common stock issued to employees and director			152,701	-	152,701
Fair value of common stock issued for services	1,148,157	1,148	274,852	-	276,000
Fair value of vested stock options	-	-	186,447	-	186,447
Fair value of vested warrants			147,059		147,059
Net income	-	-	-	636,284	636,284

Balance- December 31, 2015 (unaudited)	79,117,074	$79,117	$11,575,947	$(11,738,950)	$(83,886)

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2015	2014

Operating activities
Net income (loss)	$636,284	$(3,205,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	186,447	177,271
Fair value of vested common stock issued to employees and director	152,701	222,603
Change in fair value of derivative liability	(2,883,552)	(642,678)
Fair value of common stock issued for services	276,000	324,100
Fair value of vested warrants	147,059	355,742
Cost to induce exercise of warrants	-	961,767
Changes in operating assets and liabilities:
Accounts receivable	(15,195)	(228)
Inventory	612	(34,770)
Prepaid expenses	-	1,173
Advance payment on related party lease	-	10,413
Accounts payable and accrued liabilities	27,418	7,414
Accounts payable - related party	(1,000)	(15,100)
Net cash used in operating activities	(1,473,226)	(1,837,920)

Investing activities
Acquisition of cash upon acquisition	-	10,505
Net cash provided by investing activities	-	10,505

Financing activities
Proceeds from exercise of warrants	-	1,470,489
Proceeds from exercise of options	-	5,000
Proceeds from sale of common stock, net	1,291,574	-
Net cash provided by financing activities	1,291,574	1,475,489

Net decrease in cash	(181,652)	(351,926)

Cash and cash equivalent - beginning of period	389,730	1,403,403
Cash and cash equivalent - end of period	$208,078	$1,051,477

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$363	$4,814
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$1,694,651	$-
Issuance of unvested common stock to employee	$-	$39,495
Extinguishment of derivative liability	$-	$269,368

The accompanying notes are an integral part of these condensed financial statements.

STEVIA FIRST CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER  31, 2015

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in stockholders’ deficit of $83,886 as of December  31, 2015, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2015 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital soon to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 3 months after December  31, 2015. We will require immediate additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride International (“Qualipride”) (See Note 8). Accordingly, if we do not receive an additional financing soon, we will have to discontinue key operations in the near future

We do not have any firm commitments for future capital.  Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, sufficient or consistent revenue to fund our business from our operations, and will need to obtain significant funding from external sources. Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December  31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”) .  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2015 was derived from the audited financial statements as of and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2015. These financial statements should be read in conjunction with that report.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2015, and March 31, 2015, the allowance for doubtful accounts and returns and discounts was approximately $17,500 and $2,900, respectively.

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

The following table presents certain liabilities of the Company that are required to be measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and March 31, 2015:

December 31, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$217,695	$-	$217,695

March 31, 2015

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$-	$1,406,596	$-	$1,406,596

The carrying value of cash, accounts receivable and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of December 31, 2015 potentially dilutive securities include options to acquire 8,991,667 shares of common stock and warrants to acquire 25,027,134 shares of common stock. At December 31, 2014 potentially dilutive securities include options to acquire 6,025,000 shares of common stock and warrants to acquire 12,127,129 shares of common stock.  The basic and fully diluted shares for the three and nine months ended December 31, 2015 and December 31, 2014 are the same because (i) for the three months ended December 31, 2014 and 2015 and for the nine months ended December 31, 2014, the inclusion of the potential shares would have had an anti-dilutive effect and (ii) for the nine months ended December 31, 2015, there were no instruments that would result in issuance of additional shares using the treasury stock method.

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

As of March 31, 2015, at applicable date of issuance and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	March 31, 2015	Upon Issuance	December 31, 2015
Exercise Price	$0.34 - 0.45	$0.35 - 0.45	$0.30 - 0.45
Stock Price	$0.38	$0.29	$0.03
Risk-free interest rate	0.41 - 1.25%	0.17 - 1.59%	0.14 - 1.61%
Expected volatility	76.26%	76.26 - 107.51%	111.26%
Expected life (in years)	2.5 - 4.5 years	0.75 - 5.0 years	0.1 - 4.4 years
Expected dividend yield	0	0	0

Fair Value:	$1,406,596	$1,694,651	$217,695

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

As of March 31, 2015, the Company’s derivative liabilities had a balance of $1,406,596.  In May 2015, we recognized additional derivative liabilities of $1,694,651 related to the warrants issued in conjunction with the sale of the Company’s common stock (described in Note 4).  For the nine months ended December 31, 2015, the Company recorded a reduction in fair value of the derivative liability of $2,883,552. As of December 31, 2015, the aggregate fair value of the derivative liabilities was $217,695.

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

Common stock issued to employees for services with vesting terms

In prior years, the Company has issued shares of common stock to employees and directors that vest over time. These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $698,000.    The allocable portion of the aggregate fair values of these shares of common stock that vested during the nine months ended December 31, 2015 and 2014 amounted to $152,701 and $222,603, respectively, and were recognized as expense in the accompanying statements of operations during the periods then ended.  As of December 31, 2015, approximately $104,000 of these awards remains unvested and will be amortized as compensation costs in future years.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2015	2,383,333
Granted	-
Vested	(358,334)
Forfeited	(300,000)
Non-vested shares, December 31, 2015	1,724,999

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

In October and November 2015, pursuant to the terms of a  certain consulting agreement, the Company issued an aggregate of 513,157 shares of the Company’s common stock to a consultant as payment for services valued at $100,000.    These shares were issued outside of the 2012 Stock Incentive Plan

5. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the nine months ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	6,325,000	$0.33
Granted	2,675,000	0.21
Exercised	-	-
Cancelled	(8,333)	0.42
Balance outstanding at December 31, 2015	8,991,667	$0.29
Balance exercisable at December 31, 2015	6,558,336	$0.25

At December 31, 2015, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, December 31, 2015	1,300,000	$0.10	$1.00
	2,875,000	$0.20 - 0.27	$0.20 - 0.27
	2,200,000	$0.31 - 0.38	$0.31 - 0.38
	2,016,667	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	8,991,667

Options Exercisable, December 31, 2015	1,300,000	$0.10	$1.00
	1,237,500	$0.20 - 0.27	$0.20 - 0.27
	1,566,668	$0.31 - 0.38	$0.31 - 0.38
	1,854,168	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	6,558,336

During the nine months ended December 31, 2015, the Company granted to employees options to purchase an aggregate of 1,375,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from 0 months to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.19%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $233,000.

During the nine months ended December 31, 2015, the Company also granted to four consultants options to purchase an aggregate of 1,300,000 shares of the Company’s common stock that expire three years from date of grant and vested upon grant. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 111.26%, (ii) discount rate of 1.01%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $127,000.

During the nine months ended December 31, 2015 and 2014, we expensed total stock-based compensation related to vesting stock options of $186,447 and $177,271, respectively, and the remaining unamortized cost of the outstanding stock options at December 31, 2015 was approximately $355,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at December 31, 2015 were $0 and $0, respectively, and $441,000 and $419,500, respectively, at December 31, 2014.

6. WARRANTS

At December 31, 2015, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2015	12,127,129	$0.41
Granted	12,900,005	0.34
Exercised	-	-
Cancelled	-	$-
Balance outstanding and exercisable at December 31, 2015	25,027,134	$0.32

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

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock as discussed in Note 8. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date with a fair value of $201,680, which was recorded as an expense during the year ended March 31, 2015, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years with a fair value of $504,204 upon grant date, which is being amortized over their vesting terms, of which $147,059 were recorded as an expense during the nine months ended December 31, 2015, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 8). The remaining unamortized  cost of the outstanding warrants at December 31, 2015 was approximately $126,000.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at December 31, 2015 and 2014 was approximately $0 and $104,000, respectively.

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

Aggregate payments under the above leases for the nine months ended December 31, 2015 and 2014 were $24,700 and $40,850, respectively.

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

Concurrently, we also entered into a license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao, in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities. Pursuant to the license agreement, as amended on August 12, 2015, we must obtain financing of at least $2.55 million prior to August 14, 2016 or the license granted to us will terminate, which funds we intend would be used to build a stevia extraction and purification facility in California. The license agreement also requires us to make payments to Qualipride of up to $700,000 upon securing required financing and achievement of certain other milestones, in addition to royalty payments of between $1.00 and $2.00 for each kilogram of certain specified stevia extracts produced at a California stevia production facility that is designed using the methods subject to the license grant. The Company will account for the costs of such license and obligation once such financing has been received.  During the nine months ended December 31, 2015, the Company did not receive any financing pursuant to the terms of the license agreement.

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

9. SUBSEQUENT EVENTS

In January 2016, we issued options to purchase 100,000 shares of our common stock to a consultant with a fair value of $3,400 which will be amortized over 22 months as the options vest.  These options have an exercise price of $0.15 per share and expire ten years form the date of issuance.

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

Plan of Operations

Business Overview

The 21st century to date has seen a focus on health and sustainability and related trends, including efforts to reduce sugar consumption and to stem our global epidemics of diabetes and obesity. At the same time, new technologies that combine software with the life sciences, often through biotechnology, are becoming more widely available and accessible to physicians, researchers, and consumers. Through our focus on harnessing these new technologies and tools, and applying them to key challenges within the food, nutrition, and healthcare industries, we believe we have the potential to build a growing business and to develop innovative nutritional and pharmaceutical products.

We are a company that currently devotes most of our resources to research and development of new products and technologies, and today we primarily seek to market stevia products and research products, while also seeking to commercialize our core technologies through joint ventures or strategic partnerships with companies in the food, nutrition, and healthcare industries.  During the nine months ended December 31, 2015, we generated $194,430 in revenues from our business operations, although we do not expect to generate significant amounts of cash from our operations in the immediate future. We had an accumulated deficit as of December 31, 2015 of $83,886. As described in more detail elsewhere in this quarterly report, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

In order to capitalize on the research and development efforts described above, we intend to build commercial operations that provide us with the ability to sell food, nutrition, and pharmaceutical products and related services, or to enter into licensing arrangements, strategic partnerships, and/or joint ventures to achieve increased sales and revenue.  Our primary commercialization efforts today are directed at licensing or joint ventures of our stevia processing technologies, and we are currently pursuing development and commercialization of additional products, including ones with pharmaceutical applications.  We also currently market and sell research products in operations that began in 2014 and include the assets purchased from Percipio Biosciences, Inc. (“Percipio”).

Our long-term business goals include developing, building, or maintaining the following commercial operations in order to capitalize upon our research and development activities, our proprietary technologies related to production of stevia and other products, and our technologies that may be useful for additional applications within the food, nutrition, and pharmaceutical industries:

•	A sales and distribution business, either operated directly or through a joint venture, which focuses on sales of stevia and related products;

•

A bioprocessing facility, with the necessary equipment and personnel to enable industrial enzyme production as well as bioprocessing of stevia and other products, including ones relevant to the pharmaceutical industry; and

•	A research products business, which manufactures and sells research products and operates a global distribution network for such research products.

In furtherance of these long-term business goals, we expect to focus on the following activities during calendar year 2016:

•

Conducting additional research and development activities to advance our proprietary bioprocessing technologies, and to explore use of these technologies for stevia production and for additional applications within the food, nutrition, and pharmaceutical industries;

•

Obtaining necessary approvals from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities in order to market products derived from our proprietary enzyme enhancement process;

•	Building new sales channels and marketing capabilities, either internally or through partners, in order to help us fully leverage and capitalize upon our current product offerings; and

•

Evaluating new business development opportunities and new strategic directions for the company, including further development of cannabinoid glycoside prodrugs as pharmaceutical products, as well as opportunities to in-license new technologies and/or form strategic partnerships with third parties in order to fund our operations or increase our capabilities.

Our Operations

Our present research and development operations are focused on harnessing breakthrough technologies in order to develop new intellectual property and to gain regulatory approvals related to innovative food, nutritional, and pharmaceutical products.  Our commercial operations seek to market these products and technologies, either directly to end customers or through strategic partnerships or joint ventures.  The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” below.

Research and Development Operations

We currently employ three Ph.D.-level scientists who conduct and manage our internal research and development activities and staff, and we have retained seven additional scientists and engineers who act as consultants and perform research and development work independently through their own laboratory facilities and offices. Internal research and development work is primarily conducted at our headquarters in Yuba City, California, which contains more than 3,000 square feet of research and development space. These facilities include a laboratory, greenhouse, workshop, a food-grade pilot production facility, and a diverse array of equipment especially geared towards enzyme production and bioprocessing.

During the next 12 months, we are planning for total research and development expenditures of $250,000 or more. These activities include scale-up and process optimization of our proprietary enzyme enhancement process for stevia and other products.  We believe that our long-term commercial success and profit potential depends in large part on our ability to develop, advance and apply these technologies to enable production of novel and proprietary products, to do this more quickly and efficiently than our competitors, and also on our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio.

In June 2015, the Company filed a U.S. patent application titled “Method for Production and Recycling of UDPG”, which describes methods for recycling and economical production of a key cofactor necessary for biotransformation of products through glycosylation.  In July 2015, the Company filed a U.S. patent application, titled “Combined Process for Clarification and Purification of Sugar and Stevia Leaf Extract”, which describes methods to enable combined processing of sugarcane and stevia leaf.

In September and October 2015, the Company filed two U.S. patent applications, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, including an initial filing and an expanded filing.  These patent applications describe more than 30 cannabinoid glycoside prodrugs, which are designed to overcome the deficiencies of existing cannabinoid pharmaceuticals.  The patent filings include, but are not limited to, prodrugs of delta-9-tetrahydrocannabinol, the primary psychoactive component of medical marijuana, as well as the non-psychotropic compounds cannabidiol and cannabidivarin.

The Company’s internally developed patents now include provisional and non-provisional patent applications filed in the United States in 2013, 2014, and 2015 covering novel compositions of matter for cannabinoid prodrugs, methods for biosynthesis and medical applications of cannabinoid prodrugs, biosynthesis methods for steviol glycosides, methods for biosynthesis through glycosylation, and methods for combined processing of sugarcane and stevia leaf extract.  If successful in prosecuting the patent claims, the Company would obtain patent protection through 2035, which may also be extended through patent term adjustments.

Stevia Commercialization Arrangements with Qualipride

In September 2014, we entered into definitive agreements with Qualipride International (“Qualipride”), a stevia supplier based in China with access to annual stevia supply greater than 1,000 metric tons, in order to accelerate the commercialization of our stevia products and technologies, and to provide a reliable and low-cost supply of stevia feedstock to use within industrial enzyme enhancement operations.  We entered into a definitive distribution agreement that is intended to result in our Company substantially taking over Qualipride’s stevia sales and distribution business, and entered into a definitive license agreement that provides us an exclusive license outside China to use their proprietary facility designs for stevia extraction and purification, and initiated plans for the construction of the first dedicated stevia processing facility in California. Most Qualipride sales are currently domestic sales within China, and we have been focused on the expansion of Qualipride’s customer base, primarily in North America through discussions with major multinational beverage companies.  Pursuant to the distribution agreement, we must file for a GRAS designation for one or more of Qualipride’s stevia products prior to August 14, 2016.  Pursuant to the licensing agreement, we must be financed with at least $2.55 million prior to August 14, 2016 in order to retain rights to the proprietary stevia processing facility designs. These funds would be used primarily to finance equipment for the facility’s construction and we expect to obtain such funds primarily through debt financing, which would be pursued if the Company receives signed commitments from major stevia customers such as beverage companies indicating that they will purchase output from a proposed California stevia leaf processing facility.

Commercial Operations

Our present business operations are primarily directed at achieving sales of our existing products, seeking joint ventures to further commercialize our technologies, and evaluating new strategic directions for the Company.  In 2014, we initiated a research products business, which we own and operate, and that provides a sales channel for certain research products and tools that we have developed.  We initiated these commercial operations in May 2014 upon acquiring certain product assets, customer relationships, and rights to molecular biology research products.

We are currently optimizing a proprietary enzyme enhancement process for stevia and other products, and will likely need to achieve additional operational milestones in order to realize sales from this process, including demonstrating implementation of the process at industrial scale, additional process optimization results, and obtaining necessary regulatory approvals for products derived from the process.  We currently estimate that completion of these milestones and initial commercialization of stevia extract using enzyme enhancement processes would require approximately $100,000 of additional investment if we commercialize the product through a contract manufacturer or strategic partner.  We currently estimate that regulatory approval of this product will be obtained in 2016.   In addition, we are planning construction of additional facilities in California, which could be used for leaf extraction as well as to implement our proprietary bioprocessing methods for production of stevia and other products.  We have not yet finalized a site design for these facilities, and we currently estimate finalized design and construction for an industrial stevia processing facility that contains bioprocessing equipment will cost $4,000,000 or more and span 10-14 months. We do not intend to pursue construction plans unless we are able to obtain advance purchase commitments from stevia buyers including multinational beverage companies where they agree to purchase output from the proposed California facility.

As of February 12, 2016, we had seven full-time employees and one part-time employee. Total expenditures over the 12 months following December 31, 2015, are expected to be approximately $2,000,000. We expect to have sufficient funds to operate our business for at least the 3 months after December 31, 2015. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot immediately raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate key operations. If any of these were to occur, there is a substantial risk that our business would fail. Please see the additional discussion under “Liquidity and Capital Resources” below.

Results of Operations

Three Months Ended December 31, 2015 and December 31, 2014

Our net loss during the three months ended December 31, 2015 was $83,636 compared to a net loss of $1,142,081 for the three months ended December 31, 2014. During the three months ended December 31, 2015, we generated $80,818 in revenue and $50,147 in gross profit, compared to $59,641 in revenue and $39,407 in gross profit for the 2014 period. We expect such sales to continue at approximately this rate.

During the three months ended December 31, 2015, we incurred general and administrative expenses in the aggregate amount of $535,389 compared to $655,950 incurred during the three months ended December 31, 2014 (a decrease of $120,561). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to professional fees which decreased to $166,677 during the three months ended December 31, 2015 from $297,135 during the three months ended December 31, 2014 (a decrease of $130,458) off set by stock-based compensation costs which increased to $109,012 in the period ending December 31, 2015, as compared to $93,619 in the period ending December 31, 2014 (an increase of $15,393).

In addition, during the three months ended December 31, 2015, we incurred research and development costs of $161,144, compared to $365,850 during the three months ended December 31, 2014 (a decrease of $204,706).

During the three months ended December  31, 2015, we incurred related party rent and other costs totaling $7,900 compared to $9,900 incurred during the three months ended December 31, 2014 (a decrease of $2,000).

This resulted in a loss from operations of $654,286 during the three months ended December 31, 2015 compared to a loss from operations of $992,293 during the three months ended December 31, 2014.

During the three months ended December 31, 2015, we recorded total net other income (expenses) in the amount of $570,650, compared to total net other income (expenses) recorded during the three months ended December 31, 2014 in the amount of $(149,788). During the three months ended December 31, 2015, we recorded a gain related to the change in fair value of derivatives of $570,797, compared to a loss of $149,686 during the 2014 quarter. This resulted in net loss of $83,636 during the three months ended December 31, 2015 compared to a net loss of $1,142,081 during the three months ended December 31, 2014.

The net loss during the three months ended December 31, 2015 compared to the net loss for the three months ended December 31, 2014 is attributable primarily to a lower operating expenses overall as well as the gain related to the change in the fair value of derivatives in the 2015 period.

Nine Months Ended December 31, 2015 and December 31, 2014

Our net income during the nine months ended December  31, 2015 was $636,284 compared to a net loss of $3,205,627 for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, we generated $194,430 in revenue and $98,527 in gross profit from sales of certain research products compared to $187,777 in revenue and $133,562 in gross profit for the 2014 period. We expect such sales to continue at approximately this rate.

During the nine months ended December 31, 2015, we incurred general and administrative expenses in the aggregate amount of $1,833,930 compared to $2,155,676 incurred during the nine months ended December 31, 2014

(a decrease of $321,746). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development.  The general and administrative expenses included stock-based compensation of $396,776 during the nine months ended December 31, 2015, as compared to stock-based compensation of $652,304 during the nine months ended December 31, 2014 (a decrease of $255,528). We also incurred consulting and professional fees totaling $692,746 during the nine months ended December 31, 2014, compared to $539,852 during the nine months ended December 31, 2015, a decrease of $152,894.

During the nine months ended December 31, 2015, we incurred research and development costs of $487,802 relating to research and development of our products, compared to research and development costs of $819,493 during the nine months ended December 31, 2014 (a decrease of $331,691). The decrease resulted primarily from changes in our research and development activities, including equipment costs, which previously included costs related to prototype development.

During the nine months ended December 31, 2015, we incurred related party rent and other costs totaling $23,700 compared to $40,117 incurred during the nine months ended December 31, 2014 (a decrease of $16,417). This decrease resulted from the expiration of one of our related party leases in May 2015.

This resulted in a loss from operations of $2,246,905 during the nine months ended December 31, 2015 compared to a loss from operations of $2,881,724 during the nine months ended December 31, 2014.

During the nine months ended December 31, 2015, we recorded total other income in the amount of $2,883,189, compared to total other expenses recorded during the nine months ended December 30, 2014 in the amount of $323,903.  During the nine months ended December 31, 2015, we recorded a gain related to the change in fair value of derivative liabilities of $2,883,552, compared to a gain of $642,678 during the nine months ended December 31, 2014 (an increase of $2,240,874). Also during the nine months ended December 31, 2014, we incurred expenses to induce the exercise of certain warrants of $961,767. We incurred interest expense of $363 during the nine months ended December 31, 2015 compared to interest expense of $4,814 incurred during the nine months ended December 31, 2014 (a decrease of $4,451).

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $295,234, which was comprised mainly of cash of $208,078. Our total current liabilities as of December 31, 2015 were $379,120 and consisted of accounts payable and accrued liabilities of $161,425 and derivative liability of $217,695. The derivative liability is a non-cash item related to our outstanding warrants as described in Note 3 to our financial statements included in this report. As a result, on December 31, 2015, we had working capital of $(83,886).

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in an accumulated deficit of $11,738,950 as at December 31, 2015, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 3 months after December 31, 2015. We will require additional financing to fund our planned long-term operations, including our commitment under our distribution and license agreements with Qualipride. Accordingly, if we do not receive an additional financing soon, we will have to discontinue key operations in the near future.

We do not have any firm commitments for future capital. Significant additional financing will be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain significant funding from external sources. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate key operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2015, net cash used in operating activities was $1,473,226 compared to net cash used in operating activities of $1,837,920 for the nine months ended December 31, 2014.  Net cash used in operating activities during the nine months ended December 31, 2015 consisted primarily of net income of $636,284 and change in fair value of derivative liability of $2,883,552, offset by $186,447 related to stock-based compensation for vested stock options and $147,059 for stock-based compensation for vested warrants granted to employees.  Net cash used in operating activities during the nine months ended December 31, 2014 consisted primarily of a net loss of $3,205,627, a change in fair value of derivative liability of $642,678, offset by costs to induce the exercise of warrants of $961,767 and $355,742 for stock-based compensation for vested warrants granted to employees.

Net Cash Used in Investing Activities

During the nine months ended December  31, 2014 net cash used in investing activities was $10,505, attributable to net cash acquired under the Percipio acquisition. During the nine months ended December 1 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December  31, 2015, net cash provided by financing activities was $1,291,574 compared to net cash provided by financing activities of $1,475,489 for the nine months ended December  31, 2014. Net cash provided by financing activities during the nine months ended December  31, 2015 was attributable to the sale of common stock and warrants. Net cash provided by financing activities during the nine months ended December  31, 2014 was attributable to the proceeds received on the exercise of warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2015 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2014-16 on our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December  31, 2015, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures . The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2015 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December  31, 2015:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended December  31, 2015, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the six months ended December  31, 2015. As a result , there were no changes in our internal control over financial reporting during the nine months ended December  31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October and November 2015, the Company issued an aggregate of 513,157 shares of our common stock pursuant to the terms of a certain consulting agreement for services valued at $100,000.  These shares were not registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: the consultant represented that it is an accredited investor as defined in the rules and regulations under the Securities Act and that it was acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the shares were issued as restricted securities.  We are under no obligation to register the resale of such shares and do not expect to do so.  Such shares may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state security laws.

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

STEVIA FIRST CORP.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	February 16, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
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