Form 10-K
period 2016-03-31
Stevia First Corp.
filed 2016-06-24
CIK 1438943

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53832

STEVIA FIRST CORP.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1907 Avenue of the Stars, 2nd Floor
Los Angeles, California 90067	(530) 231-7800
(Address of principal executive office, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	Common Stock, $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,028,142, based on the closing price of $0.10 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 22, 2016, there were 105,617,074 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as "believe", "expect", "anticipate", "estimate", "intend", "strategy", "may", "will likely" and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. The forward-looking statements contained in this annual report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict, any of which could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products;; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors discussed under the heading “Risk Factors” and elsewhere in this annual report. Except as required by law, we do not undertake any obligation to revise or update any forward-looking statement for any reason.

Unless the context otherwise requires, all references to “we,” “our,” “us” and the “Company” in this annual report refer to Stevia First Corp., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this annual report are the property of their respective owners.

PART  I

Item 1. Business

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, and began pursuing an agricultural biotechnology business plan.  In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each 10 shares of common stock outstanding or exercisable under any outstanding warrants or option agreements and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000.  These corporate changes will become effective upon the approval of the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”)

Business Overview

The Company, soon to be renamed Vitality Biopharma, Inc., is unlocking the power of cannabinoids for treatment and reversal of serious neurological and inflammatory disorders.

In 2014, sales of medical marijuana were estimated at $2.57 billion, and are estimated to grow to $10.2 billion in five years due to legalization and increasing recognition of its therapeutic utility, within the medical community.  Pharmaceutical versions of cannabinoids have been marketed in the U.S. for more than a decade, which hold the same therapeutic potential, yet their sales have lagged behind, with sales of synthetic cannabinoids pharmaceuticals in the U.S. estimated at only $133 million in 2014 by IMS Health.  Cannabinoid pharmaceuticals that are currently approved or in development by other companies have well known limitations, such as poor oral bioavailability, which translates into erratic and potentially unsafe dosing as well as a short duration of action, which means that current treatments must be administered repeatedly throughout the day, and that there is no overnight relief.

The Company has developed a new class of cannabinoid prodrugs, known as cannabosides, to overcome these limitations, and to ultimately provide a compelling oral cannabinoid pharmaceutical that we expect physicians will be eager to prescribe, and that patients will prefer over use of medical marijuana.  Cannabosides were discovered in 2015 through application of the company’s proprietary enzymatic taste modification technologies that were originally developed for stevia sweeteners.

Cannabosides are cannabinoid “prodrugs,” which means that they are medications or compounds that, after administration, are converted within the body into a pharmacologically active drug, and which often already have a long history of clinical investigation and use.  A classic prodrug example is Asprin, acetylsalicylic acid, which was first made by Felix Hoffmann at Bayer in 1897 and is a synthetic prodrug of salicylic acid.  Because there already exists independent verification of the active drug’s safety and efficacy, prodrugs may receive marketing approval more quickly than others, and in some cases may receive drug approvals through completion of small clinical studies evaluating bioequivalence or bioavailability.  At the same time, a prodrug can have many commercial advantages, including that they can be proprietary and patentable compositions of matter, unlike cannabinoids themselves, or older pharmaceutical formulations where patent protection has already expired.

Cannabosides are more stable and soluble than cannabinoids, so there is less risk of non-psychotropic cannabidiol (“CBD”) being converted to psychotropic THC or otherwise degraded in the acidic stomach environment.   This could improve product bioavailability, eliminate unwanted side effects in pediatric epilepsy patients, and be useful in any medical treatment where oral CBD is administered at high dose.  Cannabosides enable the passage of cannabinoids through the digestive tract and their eventual release within the large intestine or colon, which enables targeted delivery of cannabinoids for treatment of gastrointestinal diseases.  Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which can also provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

We have produced more than 25 novel cannabosides  so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, CBD, and CBDV.  The Company aims to develop and approve these proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to ultimately deliver to the market pharmaceuticals that are highly differentiated both from medical marijuana and from current cannabinoid drugs.

A key part of our strategy will be to take advantage of a more efficient FDA review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials.   This expedited regulatory process is available for our cannabosides because in the U.S. and internationally there have already been many independent clinical studies completed using the reference cannabinoid drugs we are studying.

We are initially developing our cannaboside pharmaceutical products for symptomatic relief of pain, cramping, and muscle spasticity that is the result of serious neurological and inflammatory conditions, such as inflammatory bowel disease and multiple sclerosis.  There is extensive clinical evidence supporting the potential efficacy of cannabinoids for treatment of each of these indications, including through clinical trials conducted by independent investigators.

We plan to complete preclinical studies necessary in order to launch multiple clinical trials in 2017 that evaluate the clinical pharmacokinetics of drug formulations containing cannabosides, as well as their potential for providing symptomatic relief of pain, cramping, and muscle spasticity.  These trials may also obtain preliminary data about the regenerative potential of our drug formulations, both when administered alone and in combination with other medications, in healthy control populations, and also in patients that have inflammatory bowel disease and multiple sclerosis.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods.  The Company’s facilities include laboratories and a manufacturing suite for GMP production, which will be used for pharmaceutical-grade production of products to be tested in clinical trials, and which will be registered the U.S. FDA and DEA.

Our Operations

As of the end of our March 31, 2016 fiscal year, we had generated only $248,348 in revenue from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had net losses for the year ended March 31, 2016 of $141,325,  used cash in operations of $1,685,841, and we had an accumulated deficit as of March 31, 2016 of $12,516,559. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.  We will need to raise additional funds in order to continue operating our business and pursue and execute our planned research and development and commercial operations. We expect that we will seek such funding through equity and debt financings with our existing stockholders and other qualified investors. We do not have any commitments for any future financing and sources of additional funds may not be available when needed, on acceptable terms, or at all. See “Liquidity and Capital Resources” below.

Over the 12 months following the date of this report, we aim to increase the scale of our pharmaceutical development efforts. As of June 22, 2016, we had eight full-time employees. Total expenditures over the 12 months following March 31, 2016, are expected to be approximately $2,400,000. We expect to have sufficient funds to operate our business for at least 6 months.  However, our estimate of total expenditures could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

The below descriptions of our planned operations include expected expenditures for various activities, some of which may depend on our ability to obtain additional funding, if available, and all of which are estimates based on current expectations and assumptions and could prove to be wrong. See “Liquidity and Capital Resources” in Item 7 of this annual report.

Product Development Plans

For each of the pharmaceutical products in our pipeline, the active cannabinoid pharmaceutical agents have either been independently approved by regulatory bodies, or are now in late-stage clinical trials, and there is extensive clinical data already available related to drug safety and effectiveness.  Because of this, the company will pursue abbreviated regulatory paths towards approval of its proprietary follow-on prodrugs for approval in similar clinical indications to those that have been approved in the U.S. and internationally.   In some cases, in order to obtain marketing authorization for a product in certain countries, the Company may need to only demonstrate plasma bioavailability of the active pharmaceutical agent, rather than repeat clinical studies that have previously demonstrated safety and efficacy of the approved cannabinoid pharmaceutical.

Cannabinoids are known to be effective anti-inflammatory and neuroprotective agents, and as of 2015, more than 20 U.S. states have enacted medical marijuana laws to permit access to marijuana for treatment of a variety of conditions.  The approved conditions include chronic pain, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, inflammatory bowel disease, and more.  Cannabinoid pharmaceuticals are increasingly being approved as well, including primarily synthetic and botanical extracts of the two major constituents of Cannabis sativa, which are THC and CBD.  Dronabinol is a synthetic THC drug that has been approved for treating nausea and for stimulating appetite.  Nabiximols is a blend of two cannabinoids, THC and CBD, which has been approved in more than 20 countries for treatment of muscle spasticity in multiple sclerosis, and also for treatment of cancer pain in certain countries.

CBD is not psychoactive, has established antianxiety and antipsychotic effects, and beyond its inclusion in nabiximols, is also being investigated as a stand-alone agent for epilepsy, schizophrenia, substance abuse, inflammatory bowel disease, and a variety of other neurological and inflammatory conditions.  We intend to obtain marketing authorizations for our cannaboside drug formulations in one or more of these disease indications.

Short Term Development Targets

•	Complete additional pharmacokinetic studies and additional preclinical efficacy trials to support clinical development of cannabosides
•	Complete the manufacture of cannaboside formulations that will be used in initial clinical studies
•

Obtain regulatory approval for first-in-man clinical studies to evaluate the pharmacokinetics of cannabosides, and to obtain preliminary data about their efficacy for providing symptomatic relief related to neurological and inflammatory disorders

•	Obtain regulatory approval to begin manufacturing of pharmaceutical-grade cannabinoids, in order to support future clinical trials and for marketing authorizations both by the U.S. FDA

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop and advance proprietary cannabinoid prodrugs that are strongly differentiated from both medical marijuana and existing cannabinoid drugs, and to do this more quickly, efficiently and effectively than our competitors.  Another critical factor that will determine our success is our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “Intellectual Property” in this report for a further discussion.

Product Pipeline

Our pipeline includes cannabosides, which are cannabinoid glycoside prodrugs.   Prodrugs are medications or compounds metabolized by the body into a pharmacologically active drug.  We have patents pending for more than 25 of these novel pharmaceutical compositions including prodrugs of THC, CBD, and CBDV, which are cannabinoids that are either marketed and approved as pharmaceutical products today, or that are under investigation in independent clinical trials currently.    Prodrugs can optimize the marketability of a drug because they can be patented and proprietary, and yet still be approved through an abbreviated regulatory pathway.  VITA-100 is an oral cannabinoid formulation containing cannabosides that is being developed for treatment of inflammatory bowel disease, epilepsy, schizophrenia, and other disorders.  VITA-210 is a cannabinoid glycoside prodrug being developed primarily for treatment of pain and muscle spasticity in multiple sclerosis and in rare white matter disorders.

Through a process called glycosylation, the solubility and stability of a drug can be significantly improved.  Cannabinoid glycoside prodrugs and their use in drug formulations that are currently under development at Vitality Biopharma are designed to enable significant benefits, including:

1.	Administration of cannabinoids in a convenient oral formulation;
2.	Improved solubility, leading to oral formulations that are easy to manufacture and that improve the taste of products through reduction or removal of harsh organic solvents;
3.

Improved stability, preventing conversion of CBD to psychoactive THC in the acidic stomach environment, or other forms of degradation, and therefore enabling higher doses of CBD to be administered orally without undesirable side effects;

4.

Delayed release, enabling long-lasting relief of symptoms for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional pharmaceuticals for overnight pain relief or as a sleep aid; and

5.

Targeted delivery of compounds to specific tissues or organs, especially targeted delivery of cannabinoids to the colon or large intestine for treatment of gastrointestinal disorders including inflammatory bowel disease.

Drug	Treatment Indications	Status
Cannabosides - VITA-100	Gastrointestinal Disorders, including Inflammatory Bowel Disease & Irritable Bowel Syndrome	Phase 1/2 Trial Expected to Initiate in 2017
Cannabosides - VITA-210	Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders	Phase 1/2 Trial Expected to Initiate in 2017
Cannabosides	Epilepsy, Schizophrenia, Substance Abuse, Huntington’s disease	Preclinical

We also have licensed intellectual property that seeks to protect methods of use of certain FDA-approved drugs for treatment of multiple sclerosis and demyelinating disorders.  These drugs are being tested in combination with our cannaboside drug formulations in order to establish treatment regimens that provide regenerative effects for patients with serious neurological and inflammatory conditions.

Additional Operations

Our glycosylation technology in the past was applied primarily to production of better tasting varieties of stevia through enzyme bioprocessing, which was developed in concert with additional technologies designed to improve the taste and yield of stevia sweetener derived from the stevia plant.  The company has an intellectual property portfolio related to stevia, as well as commercial operations related to the manufacture and sale of research products that commenced in 2014.  We also previously entered into a    distribution agreement and licensing agreement with Qualipride, a stevia supplier located in China, in order to license rights to certain stevia production technologies.  The Company intends to sustain these operations and technologies in a manner that is cash-flow neutral or better, through a combination of restructuring of existing agreements and entering into new licensing arrangements or strategic partnerships.

Glycodiversification Technology for Prodrug Development

The biosynthetic process of adding additional glucose molecules to compounds is called glycosylation, and we originally developed related production technologies in order to modify the taste and enable low-cost and reliable industrial production of steviol glycosides, which are sweet molecules better known as stevia, a zero-calorie, high-potency sweetener that is derived from the stevia plant, and that has been adopted widely within the food and beverage industry.  It has recently become appreciated within the pharmaceutical industry that glycosylation can act to generate novel natural product libraries with improved drug properties.  It is generally accepted that attaching a glyosidic moiety, a glucose or sugar molecule, to a compound that is typically found without one, known as an aglycone, will make the product more water-soluble.  This increase in water solubility influences the pharmacokinetic parameters of the respective compounds, including modification of their bioavailability within certain tissues and body fluids.

The process for modifying natural products through glycosylation to provide libraries of new molecules that may have more desirable attributes is called glycorandomization, or glycodiversification.   Reliable production of glycosylated natural products must be done in a directed way to enable production of purified individual compounds, after selection of those with the most desirable commercial attributes.  Synthesis is typically performed either using chemical or enzymatic methods. Production of chemical intermediates known as cofactors, which enable the glycosylation reaction to occur, has historically been expensive and has made it challenging to produce diverse natural product libraries, or to enable their economical industrial production.   We have developed multi-step enzymatic biosynthesis methods to recycle cofactors and to reduce the overall costs of glycoside production.  These methods have most recently been applied to production of cannabinoid glycosides (“cannabosides”), which are metabolized differently from cannabinoids and can enable their use as pharmaceutical prodrugs.

A prodrug is a medication or compound that, after administration, is metabolized (i.e., converted within the body) into a pharmacologically active drug. Prodrugs are often designed to improve bioavailability of a drug, or to improve how selectively the drug interacts with cells or tissues that are not its intended target.  In general, prodrugs  are often used to make a drug better tolerated by patients and to reduce any of its adverse or unintended effects.

Cannabinoids prodrugs are designed to overcome challenges that may be necessary in order to ensure cannabinoid pharmaceuticals can be effectively marketed and commercialized, including overcoming including problems with the taste and tolerability of formulations, improving their bioavailability, extending their duration of action, and also strengthening the intellectual property protection of follow-on pharmaceutical cannabinoid formulations.  Many of the most commonly accepted barriers that prodrugs may overcome include: insufficient chemical stability, poor aqueous stability, offensive taste or odor, irritation or pain, low oral absorption or systemic exposure, marked presystemic metabolism, a short duration of action, unfavorable distribution in the body, inadequate site specificity, drug toxicity, or drug patent life expiration.

Upon ingestion, delivery of bioactive compounds is known to occur naturally through liberation of aglycone compounds from poorly absorbed plant glycosides.  Many of these glycosides pass through the stomach and upper intestine without appreciable loss due to absorption or degradation by stomach acids.  Once a prodrug reaches the lower intestine, or colon, the polar sugar residue is released by the hydrolytic activity of glycosidase enzymes that are produced by gut bacteria, thus liberating the active pharmaceutical ingredient in the large intestine.  In addition, some glycoside compounds have been found to undergo active carrier-mediated transport across membranes and into specific tissues, such as the brain.  Such technology could also more broadly enable site-specific delivery of prodrugs through use of mechanisms that are typically used by the body to increase absorption of glucose as an energy source to various tissues.

Commonly known and ingested compounds that are glycosides include many flavonoids, or polyphenols, present in fruit and vegetables.  Flavonols are the most ubiquitous flavonoids found in foods, and these compounds are typically present in glycosylated form.  Fruit often contains 5 or 10 different flavonol glycosides.  A single glass of orange juice may contain between 40 and 140 mg of flavanone glycosides.  In leafy vegetables such as lettuce and cabbage, the glycoside concentration is more than 10 times higher in the green outer leaves as in the lighter, inner leaves.   There are also FDA-approved drugs that are glycosylated, including sennosides, or Ex-Lax, an over-the-counter drug that has been sold in the United States since 1906.  Sennosides are on the World Health Organization’s List of Essential Medicines, the most important medications needed in a basic health system, and exert their effects through targeted delivery of the active pharmaceutical ingredient to the colon over the course of six to 12 hours.

Pharmaceutical Use of Cannabinoids

The U.S. national legal marijuana market value is projected to be $2.57 billion in 2014 and to rise by more than 700 percent to $10.2 billion in 2019, according to Arcview Market Research.   Marijuana is one of the most popular recreational drugs, where worldwide an estimated 178 million people used cannabis at least once in 2012.  Cannabis was included as a controlled drug in the United Nations’ Single Convention on Narcotic Drugs, and its use is illegal in most countries.

As of 2015, more than 20 U.S. states have enacted medical marijuana laws to permit access to marijuana for treatment of a variety of medical conditions, with the approved conditions in certain states including chronic pain, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, inflammatory bowel disease, and more.  A concern with the increasing use of medical marijuana is that patients and physicians don’t know the precise chemical profile of these products, and that they desire a safe, well-tested pharmaceutical product that can be treated as any other medicine, which includes a list of ingredients, effects, and side effects.  Regulatory approval of pharmaceutical cannabinoid products could dramatically increase the chance that health insurance companies would pay for them, and their use could be further legitimized through approval by governments, insurance companies, and physicians.

There are already several approved cannabinoid drugs internationally, including dronabinol, nabilone, and nabiximols.  In 1985, the FDA approved both dronabinol and nabilone, which are synthetic forms of THC, and a THC analog, respectively, which are approved for management of chemotherapy-induced nausea and vomiting and for wasting conditions related to AIDS and cancer.  Sales of these drugs are currently relatively weak, with dronabinol capsules in 2014 estimated to be only $133 million in the United States, according to IMS Health.  Data from more than 40 clinical trials of cannabinoids have been published, including evaluations of their use for treatment of chronic pain, neuropathic pain, epilepsy, and muscle spasticity associated with multiple sclerosis.  As of March 2015, there were:

•	Six (6) trials that examined chronic pain including 325 patients;
•	Six (6) trials that examined neuropathic pain including 396 patients;
•	Twelve (12) trials that examined multiple sclerosis including 1,600 patients; and
•	Multiple small clinical trials that examined use of CBD for treatment of rare forms of childhood epilepsy.

Several of these trials had positive results indicating that the drugs could be effective.

The American Academy of Neurology published evidence-based guidelines that recommend oral cannabis extract as having the highest level of empirical support for reducing patient-reported symptoms of spasticity and pain associated with multiple sclerosis, an autoimmune disorder where the immune system attacks the myelin and glial cells of the nervous system.  As of 2014, nabiximols, which is the world’s first prescription medicine made from cannabis extracts, was approved for use in multiple sclerosis in more than 20 countries, including the United Kingdom, Canada, France, Germany, Italy, and Australia.    The American Academy of Neurology

also published a systematic review suggesting that nabiximols, a spray that contains both THC and CBD, as probably effective in treating spasticity, central pain, and urinary dysfunction associated with multiple sclerosis.

The main non-psychotropic component of marijuana is cannabidiol (CBD), which has established antianxiety and antipsychotic effects, acting to mitigate the high from THC, as well as neuroprotective and anti-inflammatory properties.  Cannabidiol has demonstrated therapeutic effects in clinical trials for serious neurological conditions including rare seizure disorders in children, and the FDA has granted orphan drug designation to an oral liquid formulation of plant-derived CBD for a clinical trial investigating its effectiveness in Dravet syndrome, Lennox-Gastaut syndrome, and neonatal hypoxic-ischemic encephalopathy.  An open-label trial found that CBD reduced seizure frequencies in doses up to 25 mg/kg in multiple drug-resistant forms of epilepsy and seizure disorders and independent results of a placebo-controlled trial were announced in 2016 that found cannabidiol was effective in treating a rare form of childhood epilepsy called Dravet syndrome.  The average age of trial participants was 10 years old and the treatment group that included use of CBD achieved a median reduction in monthly convulsive seizures of nearly 40%, compared to 13% with a placebo, achieving a highly statistically significant effect that was sustained during the treatment period.  CBD was generally well tolerated in the study, however, somnolence or drowsiness was reported, and historically is present in nearly 20% of these patients, which may be as a result of degradation or conversion of CBD to THC within the acidic stomach environment.

The Role of Cannabidiol in Neuroprotection and Neural Repair

Cannabidiol is one of the key cannabinoid constituents of the Cannabis sativa plant and may often account for up to 40% of cannabis extracts.    Contrary to THC, which has some therapeutic benefits but also important adverse effects, CBD is not psychoactive.  It is well-tolerated and exhibits a broad spectrum of therapeutic properties, which have been studied at both the molecular and clinical level extensively.  CBD is often used alone or in combination with other phytocannabinoids, and has noted anti-inflammatory effects, making it useful for neuroinflammatory disorders.  Independent studies have already confirmed its effectiveness in treatment of multiple sclerosis in preclinical studies.  Based on its anticonvulsant properties, CBD has also been proposed for treatment of epilepsy and sleep disorders.  Moreover, CBD may also serve as an antipsychotic making it a promising compound for the treatment of schizophrenia, as well as for treatment of anxiety and depression.  In addition, due to its anti-inflammatory and anti-oxidant properties, CBD has an established neuroprotective role, and therefore may have broad spectrum utility in neurological disorders beyond multiple sclerosis, epilepsy, and schizophrenia, including indications such as neonatal ischemia or Huntington’s disease.

The therapeutic value of CBD, either given alone or in combination with THC, may be due to it providing neuroprotection through multiple mechanisms of action at the molecular level, making it a rare compound.  Its combination of anti-glutamatergic, anti-inflammatory, and anti-oxidant effects cover nearly all aspects of neurotoxicity that are present in neurodegenerative diseases, including inflammatory responses, excitotoxicity, and oxidative injury.  The therapeutic properties of CBD do not appear to be exerted by the activation of key known molecular targets of the endocannabinoid systems such as the CB1 or CB2 receptors.  CBD has negligible activity at these cannabinoid receptors, and so is likely to exert effects through other mechanisms.   In almost all clinical studies performed, CBD has enhanced the effects of THC however, and so at least some of its biological and clinical activity is linked to enhancement of the endocannabinoid and related cellular signaling systems.

Cannabidiol may induce neuroprotection through oligodendrocytes and oligodendrocyte progenitor cells (OPCs), where it has been shown to promote survival through attenuation of cellular stress.  CBD administration has also been shown to protect both neuronal and non-neural cells against several detrimental insults, including β-amyloid, 6-hydroxydopamine, and glutamate, where related toxicity is thought to contribute to disorders such as Alzheimer’s and Parkinson’s diseases.  Additionally, synthetic cannabinoids have been shown to stimulate proliferation of OPCs, and the activation of cannabinoid receptors has been shown to be necessary for oligodendrocyte maturation.  Therefore, cannabinoids may provide a unique means to stimulate neuroprotection and also neuroregeneration.  The reported neuroprotective effects of CBD do not appear to be afforded by any other drugs that exist, suggesting a benefit for treatment of a wide variety of neurodegenerative disorders, especially upon consideration that CBD at commonly used doses has a near absence of side effects, including most notably a lack of psychotropic effects.

Treatment of Multiple Sclerosis, a Serious Neurological and Inflammatory Condition

Multiple sclerosis (MS) is a condition that afflicts more than two million people worldwide, approximately 450,000 in the United States, and involves degenerative changes characterized by inflammation and demyelination of the central nervous system (CNS).  Most people with MS experience relapses and remissions of their symptoms, particularly early in the course of the disease, and symptoms are typically associated with areas of CNS inflammation.  Typically over time, the disease will gradually worsen, independent of acute inflammatory attacks, and progressive or degenerative changes occur.  People with MS have many debilitating symptoms that vary over time, including muscle spasticity, impaired mobility, mood and cognitive changes, pain and sensory problems, fatigue, visual disturbances, and therefore there is a significant impact on quality of life for patients and their families.  MS typically makes it difficult to live an independent and autonomous life, and often young adults that are diagnosed are then faced with needing to adapt their life to an unpredictable disease that requires frequent healthcare visits, extensive laboratory testing, and costly

medications.   Compared to patients with other chronic diseases, those diagnosed with MS experience limitations in social roles, and have diminished ratings in physical function, health, and vitality.

The myelin sheath insulates and supports axons, the fibers that transit signals between nerve cells.  Recurring inflammatory attacks in MS patients degrade the myelin sheath.  Stripped of this protective coating, the axons gradually cause numbness, muscle spasms, and muscle spasticity, which is a frequent symptom of the disease.  The lifetime financial cost of MS, including both direct and indirect costs, has been estimated at $1.2 million, although today many MS drugs cost between $50,000 an $65,000 per year.    In addition, studies that have analyzed large populations that were untreated with a disease-modifying therapy demonstrated a reduction in survival of 8-12 years.   Copaxone, which was approved in 1996, is the best-selling therapy, with 2014 retail sales of $3.4 billion in the U.S. alone, according to Bloomberg Intelligence.   According to consulting firm GlobalData, the market for multiple sclerosis therapeutics was $17.2 billion in 2014.  As of 2014, there were 12 disease-modifying therapies approved in the U.S., which slow the inflammatory attack of MS, although they often have dangerous side effects, and none have been able to reverse disability or promote functional recovery.   None of these medications is a cure, and none will prevent recurring symptoms, such as fatigue or numbness.

Muscle spasticity, or muscle stiffness, is one of the more common symptoms of multiple sclerosis and affects approximately 80 percent of patients.  Spasticity is also present in many other disorders, such as rare demyelinating disorders, rare white matter disorders, spinal cord injury, stroke, and cerebral palsy.  Spasticity may be as mild as feeling tightness in muscles, leading to lower back pain, or may be so severe as to produce painful and uncontrollable spasms of the legs and other extremities.  Sales of muscle relaxants that have effects similar to spasticity medications were estimated at roughly $780 million annually from 2000-2007, and were part of the broader market for pain medications that had total annual sales of $17.8 billion annually during this period.  If untreated, spasticity can lead to serious complications, such as frozen or immobilized joints known as contractures, and pressure sores.  Treatment of spasticity and muscle tightness by medication and physical and occupational therapy is needed to prevent painful and disabling joint contractures, which often occurs in the knees, shoulders, elbows, ankles, and hips.  According to the National MS Society, two medications are primarily used to treat muscle spasticity today, including baclofen, the most common medication, and tizanidine.  Common side effects of these medications include drowsiness, muscle weakness, and a feeling of sedation.  Dosing of baclofen is very patient-specific, due to a narrow therapeutic window between effectiveness and inability to maintain functional ability.  Other less commonly-used medications include botulinum toxin, clonidine, phenol, dantrolene, and diazepam, or Valium®, which is not a first choice drug due to sedating effects and its potential to create dependence, but its effects last longer than baclofen and physicians may prescribe doses at bedtime to relieve spasms that interfere with sleep.

Treatment of Inflammatory Bowel Disease and Gastrointestinal Disorders

Inflammatory bowel disease (“IBD”) is a progressive inflammatory condition where parts of the digestive system become sore and inflamed.  The disease can lead to currently irreversible damage to the gastrointestinal tract and require surgical removal of the intestine and affected areas.  Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system and also ulcerative colitis, which often affects the rectum and the colon, or large intestine.   IBD is a chronic condition, meaning that it is ongoing and typically lasts throughout life in those that are afflicted.  As with multiple sclerosis, the disease is often unpredictable, and there are periods of remission where there are few or no symptoms, which alternate with periods where symptoms are very active and debilitating.

Different classes of drugs are used to treat IBD, including anti-inflammatory drugs such as steroids, biologics, and immunosuppressants, antibiotics that treat or help prevent bacterial infections that result from gastrointestinal disturbances, and also drugs that relieve the symptoms of disease such as diarrhea, constipation, and pain.  A market research report by Visiongain predicts that in 2017 drug revenues for treatment of IBD will reach $9.6 billion. The ultimate goal of clinical treatment of IBD is to obtain complete disease control and to stop disease progression.  This includes remission of disease without use of steroids, normalization of inflammatory markers in the blood, and also healing of the mucosal lining of the gastrointestinal tract, which typically leads to better clinical outcomes, reduced healthcare costs, and an improved quality of life.

Spastic colon is another name for irritable bowel syndrome (“IBS”), a gastrointestinal disorder that is characterized by abdominal cramping, diarrhea, constipation, and abdominal pain.  The term of “spastic colon” refers to the contraction of muscles in the small and large intestines that are often associated with the disorder.  IBD and IBS have similar symptoms, but the underlying disease process is quite different, where IBD is characterized by inflammatory attack and destruction of the gastrointestinal wall.  IBS is typically a gastrointestinal disorder where no apparent cause can be found, and is very common, with up to 25% of the U.S. population reporting symptoms of IBS.

In gastroenterology, Cannabis extracts are known for their anti-vomiting, appetite-stimulating, and anti-diarrheal effects, which are thought to be useful for symptomatic relief of IBS and IBD.  More than half of patients with IBD in the U.S. use or have used Cannabis (51.3%), and 16.4% of patients had used Cannabis to treat IBD-related symptoms such as abdominal pain, nausea, loss of appetite, and diarrhea.  In a study of Cannabis use in 313 patients with IBD, there were reported improvements by 83.9% for abdominal pain, 76.8% for abdominal cramping, and 48.2% for joint pain.   In a Canadian population in 2011, chronic abdominal pain was reported as the primary reason for self-medication with Cannabis, including in patients with a history of abdominal surgery.  In a

2013 clinical trial of use of Cannabis in Crohn’s disease, complete remission was achieved in 5 out of 11 subjects (classified as Crohn’s Disease Activity Index < 150).  There were considerable clinical benefits including patients being weaned off steroid dependency, and reported improvements in sleep and appetite, with no significant side effects reported.

Studies have shown that activation of cannabinoid receptors can decrease inflammation, gastric acid secretion, and intestinal motility, and that cannabinoids may have therapeutic potential for reversing the disordered intestinal permeability associated with intestinal inflammation.  This includes inflammation related to IBD, colorectal cancer, and also sepsis (which some call “blood poisoning”).  Sepsis is a disorder where the gut is now hypothesized to play a central role, where a failure of the integrity of the gut mucosal lining leads to infections throughout the body and can lead to septic shock and multi-organ failure.  Each year, sepsis affects more than 750,000 Americans and is responsible for more than 210,000 deaths.  Up to 50% of all hospital deaths have been linked to sepsis.  It is the most expensive reason for hospitalization in the U.S., where in 2011 the U.S. spent more than $55 million each day in direct healthcare costs treating it.  Prevention methods are being developed, which include treatments that may help prevent sepsis altogether, or prevent patient deterioration from sepsis to severe sepsis, or from severe sepsis to septic shock.  Independent preclinical studies have already found that a lack of cannabinoid receptors leads to increased incidence of multi-organ failure, and that treatment with cannabidiol can lead to a significant reduction of mortality.

Competition

The biotechnology and pharmaceutical industries are highly active and dynamic, where many companies compete with a strong focus on advancing new technologies and developing proprietary products.  We believe our product candidates, technology, scientific acumen, facilities, and additional capabilities provide us with a significant and sustainable competitive advantage, but competition exists today, and new competitors may arise from multiple sources, including especially from major pharmaceutical and biotechnology companies, researchers at non-profit institutions, and government-sponsored researchers.  Successfully commercialized products must compete not only with existing therapies, but also with new agents that are currently in development or that may become available in the future.

Cannabinoid pharmaceuticals are approved and marketed currently, with more in development, from companies such as GW Pharmaceuticals PLC (“GW Pharma”), Insys Therapeutics Inc. (“Insys”), Zynerba Pharmaceuticals, Inc. (“Zynerba”), and others.  GW Pharma is developing botanical extracts including THC, CBD, CBDV, and blends of these compounds, including the current development and marketing of nabiximols, branded as Sativex®, which is approved in more than 20 countries internationally.  GW Pharma is also developing cannabidiol, branded as Epidiolex®, for use primarily with epilepsy and rare seizure disorders, and that is being developed in a liquid spray formulation that must be administered multiple times daily.  A similar synthetic CBD product is being developed by Insys.  Zynerba is developing synthetic forms of THC and CBD, or related prodrugs, which are being developed for use within formulations to be used as a topical gel or transdermal patch, rather than by oral delivery.  There is additional competition from companies that supply alternative synthetic cannabinoids, which may influence cannabinoid signaling, as well as from medical marijuana and botanical extracts that are increasingly available to physicians and patients.

The global market for multiple sclerosis drugs is currently estimated at $17.2 billion in 2014 according to GlobalData, with drugs marketed and in development from major pharmaceutical companies including Biogen, Teva Neuroscience, Genzyme, Novartis, Pfizer, Bayer Healthcare, as well as smaller development-stage pharmaceutical and biotechnology companies.   Disease-modifying medications appear to slow down the accumulation of disability, and can reduce the frequency and severity of relapses or clinical attacks, as well as reduce the accumulation of lesions, which is damage to the brain and spinal cord as seen on magnetic resonance imaging scans.  None of these currently-marketed medications is a cure or will prevent recurring symptoms of the disease, although agents that effect functional repair of the nervous system are in development by various companies, including Biogen that is developing a first-in-class remyelinating drug that is a monoclonal antibody and is administered intravenously.  Muscle spasticity is a common symptom of multiple sclerosis for which there is no cure either, but symptomatic relief can be obtained through use of medications such as baclofen, tizanidine, and through use of less common alternative such as diazepam (Valium®), nerve blocking agents, and botulinum toxin (Botox®).

The global market for drugs treating IBD is predicted by Visiongain to reach $9.6 billion in annual revenues in 2017.  The main types of drugs used commonly in IBD include anti-inflammatory drugs, drugs that provide symptomatic relief, and also antibiotics.  Drugs used in IBD come in different forms, and may be administered in different ways, including orally, through topical treatments, and also through injectables or infusions in order to obtain an immediate response to a severe inflammatory attack.   Primary drugs used in treatment of IBD include aminosalicylic acids, corticosteroids, immunosuppressants such as methotrexate, cyclosporine, and tacrolimus, and newer biologics such as infliximab (Remicade®) or adalimumab (Humira®) that target TNF-alpha, a mediator of inflammation.   There are a variety of drugs available for treatment of common symptoms such as pain, diarrhea, and constipation.  Current drugs that reduce painful abdominal cramps or spasms by relaxing the intestinal muscles are medications such as mebeverine, hyoscine butylbromide, and alverine citrate, which are often recommended for symptomatic relief of IBS but may also be helpful for IBD.

Government Regulation

Due to our development of pharmaceutical products, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act (“FDC Act”) sets most requirements for the development and marketing of our products.  Although most regulation described within this document focuses on the United States, the largest market in the world for pharmaceutical products, we anticipate seeking approval for, and marketing of, our products in other countries as well. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope, although there can be meaningful differences.

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States.  Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or even civil penalties or criminal prosecution.  The FDA also inspects manufacturing facilities periodically in order to ensure adequate compliance with Good Manufacturing Practices (“GMP”), which may require substantial record keeping requirements and equipment maintenance.

Drug Approval Process by the U.S. Food & Drug Administration

The steps required before a new drug may be marketed in the United States generally include: completion of preclinical studies of drug safety and efficacy, as well as chemistry, manufacturing, and controls studies to characterize the production of the drug; submission to the FDA of an Investigational New Drug (“IND”) to support human clinical testing in the United States; approval by an independent research panel before each clinical trial may be initiated; performance of well-controlled clinical trials to establish the safety and efficacy of the drug for each proposed clinical use; submission of an New Drug Application (“NDA”) to the FDA; satisfaction of any periodic reviews or inspections; and FDA review and approval of the NDA.  After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements, which may include ongoing testing, additional clinical trials, and surveillance of the drug’s clinical use in order to continue assess tis overall safety and efficacy profile.  In addition, companies with marketed drugs are required to report adverse reactions and manufacturing issues to the FDA, and to comply with requirements concerning advertising and promotional labeling for any of its products.

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities conducted online. A pharmaceutical product cannot be commercially marketed before it is approved by the FDA.  After approval, product promotion can include only those claims relating to its safety and effectiveness that are consistent with the product labeling approved in advance by the FDA. Physicians and other healthcare providers are permitted to prescribe drugs for "off-label" uses, which deviate from the specific use described on the product labeling, because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on drug manufacturers regarding the ability to market or promote such off-label use.

Beyond seeking approval for a drug through an NDA, applicants may apply for an abbreviated new drug application (“ANDA”), and also through an abbreviated 505(b)(2) application. An ANDA provides for marketing of a generic drug product that has the same active ingredients, same strengths and dosage form, as a listed drug and has been shown through PK testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product.  505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contains full safety and effectiveness data as an NDA, but at least some of this information comes from studies that were not conducted by or for the applicant. Upon approval, depending on the type of drug approved, and the indication it was approved for, it may receive additional periods of marketing exclusivity during which the FDA cannot approve any alternative versions of the drugs.  In addition, the FDA may grant three years of marketing exclusivity for a 505(b)(2) application if the NDA includes reports of clinical studies beyond bioequivalence testing.

Additional special programs are available through acts of the FDA, including use of patent term extensions, which can extend the life of a patent as compensation for lost time during the FDA review and approval process, as well as alternative regulatory paths.  This includes the Orphan Drug Act of 1983 and the FDA Safety and Innovation Act of 2012, which for example provides for a Breakthrough Therapy Designation.  Through obtaining a Breakthrough Therapy Designation, a Company may be able to obtain accelerated approval for one or more drugs if they meet the qualifying criteria, which includes treatment of a serious or life threatening disease or condition, and having preliminary clinical evidence that the treatment will provide a substantial improvement over existing therapies.

Drug Coverage and Reimbursement by Third-Party Payers

Upon marketing approval, there still remains extensive uncertainty over the ability for any drug to obtain insurance coverage and reimbursement for use of any products from third-party payers within the healthcare system in the United States and internationally.  Sales of any products depend upon their acceptance and use by physicians and other healthcare providers, but also their availability from wholesalers and agreement to provide reimbursement from third-party payers, including private health insurance firms, managed care providers, and government health administrative agencies.   Any or all of these groups may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA approved drugs for a particular indication. In addition, third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

Alternative pricing and drug reimbursement mechanisms exist in other countries.  Some jurisdictions may not allow marketing of a drug until market prices have been established.  To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies.  Countries of the European Union are permitted to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on providing cost-effective pharmaceutical treatments.  Coverage policies and third-party reimbursement rates may change at any time.

Controlled Substance Regulations

We are developing and performing research on compounds that have been classified as “controlled substances” within the Controlled Substances Act, and that are monitored in the United States by the Drug Enforcement Administration (“DEA”).   The DEA actively monitors and helps establish procedures that are in accordance with the Controlled Substances Act, and this involves the company to register itself, and to adhere to certain reporting and security practices in order to prevent and mitigate any loss or mishandling of controlled substances used on the premises.  The State of California has similar requirements, and the Company must maintain registration with a panel with disclosure of planned studies and its practices in order to conduct its operations.

The DEA regulates controlled substances using different schedules, where Schedule I substances by definition have high potential for abuse, no currently accepted medical use in the United States and lack accepted safety for use under medical supervision.  Schedule I and Schedule II substances are considered to present the highest risk of abuse, and Schedule V substances the lowest risk.  THC, CBD, and purified synthetic forms are listed by the DEA as Schedule I substances, although some FDA-approved pharmaceutical versions of these products are now listed as Schedule III substances.

A quota system controls and limits the availability and production of controlled substances in Schedule I or II. This includes manufacturing of pharmaceutical products.  The DEA establishes annually an aggregate quota for how much product may be produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount is allocated among individual companies, who must submit applications annually to the DEA for individual manufacturing and procurement quotas.

DEA registration is required for any facility that performs research, manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule.   The DEA typically inspects facilities to review the premises in advance of issuing a formal registration, in order to assess the adequacy of their security and internal controls.  Security measures differ based on the specific type of application and controlled substance, but generally include physical control of inventory, surveillance cameras, and ensuring there is no diversion or loss of material through record-keeping and inventory monitoring.  Reports must be provided to the DEA on the use of materials, as well as immediate reports of theft, loss, or suspicious activity

Research and Development

During the fiscal years ended March 31, 2016 and 2015, we incurred $613,119 and $1,131,327 in expenses that were allocated to research and development activities.

Intellectual Property

In September and October 2015, the Company filed two U.S. patent applications, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, including an initial filing and an expanded filing. These patent applications describe more than 30 cannabinoid glycoside prodrugs, or cannabosides, which are designed to overcome the deficiencies of existing cannabinoid pharmaceuticals. The patent filings include, but are not limited to, prodrugs of delta-9-tetrahydrocannabinol, the primary psychoactive component of medical marijuana, as well as the non-psychotropic compounds cannabidiol and cannabidivarin.

In June 2015, the Company filed a U.S. patent application titled “Method for Production and Recycling of UDPG”, which describes methods for recycling and economical production of a key cofactor necessary for biotransformation of steviol and cannabinoids through glycosylation.  We previously licensed rights to a U.S. patent application titled, “Compositions and methods for producing steviol and steviol glycosides”, which was related to microbial production of stevia, and terminated this license in May 2016 in favor of pursuing internally developed patent applications for production of stevia and cannabinoid glycosides.

In March 2016, the Company was assigned rights to a U.S. provisional patent application titled “Methods for Treatment of Multiple Sclerosis and Demyelinating Disorders” from the Myelin Repair Foundation, which covers methods for treating multiple sclerosis and other demyelinating diseases through use of FDA-approved drugs that can be repurposed for their utility in effecting remeylination, a form of nervous system repair or regeneration.  These drugs along with others including the Company’s cannabinoid glycoside prodrugs may be administered in oral or injectable forms.

The Company’s internally developed patents now include provisional and non-provisional patent applications filed in the United States in 2013, 2014, and 2015 covering novel compositions of matter for cannabinoid prodrugs, methods for biosynthesis and medical applications of cannabinoid prodrugs, biosynthesis methods for steviol glycosides, and methods for efficient biosynthesis through glycosylation.  If successful in prosecuting patent claims, the Company would obtain patent protection through 2035 or beyond, and which may be extended through patent term adjustments.

Employees

As of June 22, 2016, we had eight full-time employees, including six dedicated to research and development. We also utilize the services of a network of consultants that contribute on a part-time basis, which gives us access to additional scientists and engineers that focus on research and development activities. We expect to increase the number of our employees and contractors as we expand our operations, and the number of employees dedicated to marketing and sales support as we begin to commercialize additional products and intensify our sales efforts.

General Information

We maintain a corporate website at www.vitality.bio. Information contained on our website is not incorporated by reference in this annual report. We file reports with the Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

In the fiscal year to March 31, 2016, we generated only $248,348 in revenue, which is not currently sufficient to sustain our operations.  From inception through March 31, 2016, we incurred an accumulated deficit of $12,516,559, which includes non-cash expenses. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent auditors’ report on our financial statements for the year ended March 31, 2016, which are included in this report.

We will likely need to raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings, such as our issuance and sale of 26,500,000 shares of common stock and warrants to purchase an aggregate of 79,500,000 shares of our common stock that we completed on May 4, 2016, for net proceeds to us of approximately $265,000. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

We expect our total expenditures over the 12 months following March 31, 2016, to be approximately $2,400,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, we expect that our operational expenses will increase substantially during our current fiscal year if we pursue our current operational goals, continuing our research and development activities, and otherwise seek to ramping-up our business. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We are not profitable and may never become profitable.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in obtaining regulatory approval to market our products, we may still incur losses for the foreseeable future. We also expect to experience negative cash flow for the near future, as we plan to use all available resources to fund our operations and make significant capital expenditures.  As a result, we would need to generate significant revenues if we are to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids, and related to neurological and inflammatory disorders includes major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services.  A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including but not limited to Biogen, Teva Neuroscience, Pfizer, Otsuka Pharmaceuticals, Purdue Pharma, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Insys Therapeutics, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications.    See “Competition” in this report for a further discussion.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. We only recently commenced operations in the development of pharmaceutical products, our primary business focus. As a result, we have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

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

As of June 22, 2016, we had eight full-time employees, including six dedicated to research and development.   Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have limited sales, marketing or distribution capabilities. We intend to build these capabilities internally and also to pursue collaborative arrangements regarding the sales and marketing of our products, including steps necessary to commercialize legacy stevia products and technologies. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sale and marketing of our proposed stevia products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and such efforts may be unsuccessful.

We are largely dependent on the success of our products, which are still in preclinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in preclinical development. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional preclinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources beyond the proceeds we raise in this offering. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Because the results of preclinical testing are not necessarily predictive of future results, our products may not have favorable results in our planned clinical trials.

Any positive results from our preclinical testing of our products may not necessarily be predictive of the results from our planned clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials, the development timeline and regulatory approval and commercialization prospects for our products, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the completion of our preclinical studies or the commencement and completion of our clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

To date, we have not commenced any clinical trials. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or an MAA to the EMA.  Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables.    The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

• delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

• delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints;

• difficulties obtaining institutional review board, or IRB, DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

• challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications;

• severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

• DEA or comparable foreign regulatory authority-related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the site's controlled substance license and causing a delay or termination of planned or ongoing clinical trials;

• regulatory concerns with cannabinoid products generally and the potential for abuse of those products;

• difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest;

• ambiguous or negative interim results; or

• lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, IRBs, ethics committees, data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

• failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;

• inspection of the clinical trial operations or clinical trial sites by the FDA, the DEA, the EMA or other foreign regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

• unforeseen safety issues, including any safety issues that could be identified in our ongoing toxicology studies;

• adverse side effects or lack of effectiveness; and

• changes in government regulations or administrative actions.

We intend to focus on prodrugs for certain indications, and may fail to capitalize on other product candidates or other indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing on research programs relating to our proprietary products for certain indications, which concentrates the risk of product failure in the event the products prove to be unsafe or ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that could later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to our products may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our products, we may relinquish valuable rights to our products through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to our products.

The regulatory approval processes of the FDA, the EMA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the EMA, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our ongoing preclinical studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials. We are still conducting preclinical studies and have not yet commenced our clinical program or tested any product in humans. We plan to submit NDAs for our products to the FDA upon completion of all requisite clinical trials. Successfully initiating and completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

• we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

• the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

• the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

• the FDA or EMA may require that we conduct additional clinical trials;

•the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

• the contract research organizations, or CROs, and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

• the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that our products’ clinical and other benefits outweigh their safety risks;

• the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

• the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

• if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

• the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, which would use risk minimization strategies beyond the professional labeling to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

• the FDA, EMA, DEA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

• the FDA or EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our products.

Even if our products receive regulatory approval, they may still face future development and regulatory difficulties.

If we obtain regulatory approval for our products, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product's indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance or impose a recall.

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

• issue untitled letters or warning letters;

• mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

• require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

• seek an injunction or impose civil or criminal penalties or monetary fines;

• suspend or withdraw regulatory approval;

• suspend any ongoing clinical trials;

• refuse to approve pending applications or supplements to applications filed by us; or

• require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and may otherwise have a material adverse effect on our business, financial condition and results of operations.

Our products will be subject to controlled substance laws and regulations; failure to receive necessary approvals may delay the launch of our products and failure to comply with these laws and regulations may adversely affect the results of our business operations.

Our products will contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While Cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain Cannabis or Cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the "accepted medical use" requirement. If and when our products receive FDA approval, the DEA will make a scheduling determination and place them in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our products to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our products. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our products.

Because our products will contain active ingredients of Cannabis, which are Schedule I substances, to conduct preclinical studies and clinical trials with our products in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to procure necessary materials from suppliers, and to handle and dispense our products. If the DEA delays or denies the grant of a research registration to one or more research sites, the preclinical studies or clinical trials could be significantly delayed, and we could lose and be required to replace clinical trial sites, resulting in additional costs.

We expect that our products will be scheduled as Schedule II or III, as a result of which we will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our products are Schedule II drugs, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

We may manufacture the commercial supply of our products, or necessary raw materials, outside of the United States. If our products are approved by the FDA and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our products and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted.

Individual states have also established controlled substance laws and regulations. Though state-controlled substance laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of our products and raw materials may require import and export licenses. In the United States, the FDA, U.S. Customs and Border Protection and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of our products and materials may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of our products. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of our products could have a material adverse effect on our business, results of operations and financial condition.

Failure to obtain regulatory approval in jurisdictions outside the United States and the European Union would prevent our product candidates from being marketed in those jurisdictions.

In order to market and sell our products in jurisdictions other than the United States and the European Union, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The regulatory approval process outside the United States and the European Union generally includes all of the risks associated with obtaining FDA and EMA approval, but can involve additional testing. We may need to partner with third parties in order to obtain approvals outside the United States and the European Union. In addition, in many countries worldwide, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States and the European Union on a timely basis, if at all. Even if we were to receive approval in the United States or the European Union, approval by the FDA or the EMA does not ensure approval by regulatory authorities in other countries or jurisdictions. Similarly, approval by one regulatory authority outside the United States and the European Union would not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or the EMA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in other foreign jurisdictions, the commercial prospects of those product candidates may be significantly diminished and our business prospects could decline.

Healthcare legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates.

In the United States there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. A significant number of provisions are not yet, or have only recently become effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and successfully commercialize our products, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

We may seek orphan drug status for our products for the treatment of certain diseases or conditions, but we may be unable to obtain such designation or to maintain the benefits associated orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA's Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. In the European Union, Orphan Drug Designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug approval. This period may be reduced to six years if the Orphan Drug Designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified.

As a result, even if our products receive orphan exclusivity, the FDA or EMA can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our products or the EMA could reduce the term of exclusivity if our products are sufficiently profitable.

We may seek orphan drug designation for our products, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or EMA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we may seek orphan drug designation for our products, we may never receive such designation, or there may be a delay in receiving such designation that would impact our expected timeframe for clinical development.

Even if we are able to commercialize our products, the products may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

The availability of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our products, if approved, will depend substantially on the extent to which the costs of these products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could decrease the coverage and reimbursement rate that we receive for any of our approved products. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

The intended use of a drug product by a physician can also affect pricing. For example, CMS could initiate a National Coverage Determination administrative procedure, by which the agency determines which uses of a therapeutic product would and would not be reimbursable under Medicare. This determination process can be lengthy, thereby creating a long period during which the future reimbursement for a particular product may be uncertain.

Outside the United States, particularly in member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations or the successful completion of health technology assessment procedures with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Certain countries allow companies to fix their own prices for medicines, but monitor and control company profits. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

• the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

• federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent (including through impermissible promotion of our products for off-label uses) or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

• the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

• HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information, or PHI. As amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, HIPAA establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of PHI and imposes notification obligations in the event of a breach of the privacy or security of PHI. In addition to adhering to the requirements of HIPAA, entities considered "covered entities" under HIPAA (such as health plans, healthcare clearinghouses, and certain healthcare providers) are required to obtain assurances in the form of a written contract from certain business associates to which they transmit PHI (or who create, receive, transmit or maintain PHI on the covered entity's behalf) to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements. HITECH made changes to HIPAA including extending the reach of HIPAA beyond HIPAA covered entities to business associates, increased the maximum civil monetary penalties for violations of HIPAA, and granted enforcement authority to state attorneys general. Failure to comply with HIPAA/HITECH can result in civil and criminal liability, including civil monetary penalties, fines and imprisonment;

• the U.S. federal physician payment transparency requirements under the Affordable Care Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures. Additionally, state and foreign laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

Comparable laws and regulations exist in the countries within the European Economic Area, or EEA. Although such laws are partially based upon European Union law, they may vary from country to country. Healthcare specific, as well as general European Union and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare practitioners, and the handling of healthcare data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, licensees or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

If we are unable to develop pharmaceutical sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions on acceptable terms, we may be unable to generate revenue.

If our pharmaceutical products are approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

Our products, if approved, may be unable to achieve broad market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians and patients. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, physicians' willingness to prescribe the product, reimbursement from third-party payors such as government healthcare systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our product candidates could have a material adverse effect on our business, results of operations and financial condition.

If we receive regulatory approvals, we intend to market our products in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we plan to market our products in jurisdictions where we have limited or no experience in marketing, developing and distributing our products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non-U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

In addition, controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabisextracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market our products in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

Our products will contain controlled substances, the use of which may generate public controversy.

Since our products will contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our products. These pressures could also limit or restrict the introduction and marketing of our products. Adverse publicity from Cannabis misuse or adverse side effects from Cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our products. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of June 22, 2016,  105,617,074 were outstanding and 106,118,798 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not deem, that may not enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares will cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this annual report, director Dr. Avtar Dhillon beneficially owns approximately 5.7% of our outstanding common stock and director and Chief Executive Officer Robert Brooke beneficially owns approximately 2.8% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that non-controlling stockholders may not deem to be in their best interests and which could result in such stockholders receiving a premium for their shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease office and laboratory space at our operational headquarters in Yuba City, California. Our lease agreement for our laboratory space expires on May 1, 2017 and requires rent payments of $2,300 per month.

We believe that our current facilities will be adequate for our research and development needs for the next 12 months, although we may lease additional property for additional research and development space.

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

	High	Low

Fiscal 2015
First Quarter ended June 30, 2014	0.45	0.34
Second Quarter ended September 30, 2014	0.39	0.33
Third Quarter ended December 31, 2014	0.45	0.30
Fourth Quarter ended March 31, 2015	0.44	0.34

Fiscal 2016
First Quarter ended June 30, 2015	0.36	0.17
Second Quarter ended September 30, 2015	0.21	0.09
Third Quarter ended December 31, 2015	0.11	0.03
Fourth Quarter ended March 31, 2016	0.14	0.03

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 22, 2016, there were 32 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 4, 2016,  subsequent to March 31, 2016, we issued an aggregate of 26,500,000 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 79,500,000 shares of the Company’s common stock( the “Warrants”, and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), at a price of $0.01 per Share (the “Offering”).

Each Warrant has an exercise price of $0.17 per share, was immediately exercisable, and expires on the six month anniversary of the date of issuance.  The Warrants are subject to adjustment for stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders.  The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (as amended, the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan. In February 2013 our Board of Directors approved, and on April 11, 2013 at our 2013 annual stockholder meeting our stockholders approved, an amendment to the 2012 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder from 5,000,000 to 10,000,000 shares. In March 2014 our Board of Directors approved, and on June 9, 2014 at our 2014 annual stockholder meeting our stockholders approved, a second amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance thereunder from 10,000,000 to 18,000,000 shares.  On May 4, 2016, our Board of Directors and stockholders of the Company, holding a majority of the outstanding shares of our common stock, executed joint written consents in lieu of a special meeting approving the amendment of the Plan by increasing the number of shares of the Company’s Common Stock available for issuance under the Plan from 1,800,000 (after adjusting for the Reverse Split) to 3,600,000 and adding an evergreen provision which, on January 1 of each year, increases the number of the Company’s common shares available for issuance under the Plan by a number equal to 10% of the number of shares of Common Stock previously available for issuance under the Plan (the “Evergreen  Provision”).

Except as listed in the table below, as of March 31, 2016, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2016 with respect to our equity compensation plans:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,091,667	$0.29	4,789,385
Equity compensation plans not approved by security holders	—	$—	—

Total	9,091,667	$0.29	4,789,385

5
	(1)	As of March 31, 2016, 4,789,385 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2015 and 2016 appearing elsewhere in this annual report.

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” In February 2012, we substantially changed our management team, and began pursuing an agricultural biotechnology business plan.

In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each 10 shares of common stock outstanding or exercisable under any outstanding warrants or option agreements and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000.  These corporate changes will become effective upon the approval of the SEC and FINRA.

Our common stock is currently quoted on the OTC Markets Group’s OTCQB tier under the symbol “STVF.” There is only a limited trading market for our common stock.

Plan of Operations

As of the end of our March 31, 2016 fiscal year, we had generated only $248,348 in revenue from our business operations and we do not expect to generate significant amounts of cash from our operations for the foreseeable future. We had net losses for the year ended March 31, 2016 of $141,325,  used cash in operations of $1,685,841, and we had an accumulated deficit as of March 31, 2016 of $12,516,559. As described further under the heading “Liquidity and Capital Resources” below, we will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. In their report on our annual financial statements for the fiscal year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.

Vitality Biopharma is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders, such as inflammatory bowel disease and multiple sclerosis.

In 2014, sales of medical marijuana were estimated at $2.57 billion, and are estimated to grow to $10.2 billion in five years due to legalization and increasing recognition of its therapeutic utility, within the medical community.  Pharmaceutical versions of cannabinoids have been marketed in the U.S. for more than a decade, which hold the same therapeutic potential, yet their sales have lagged behind, with sales of synthetic cannabinoids pharmaceuticals in the U.S. estimated at only $133 million in 2014 by IMS Health.  Cannabinoid pharmaceuticals that are currently approved or in development by other companies have well known limitations, such as poor oral bioavailability, which translates into erratic and potentially unsafe dosing as well as a short duration of action, which means that current treatments must be administered repeatedly throughout the day, and that there is no overnight relief.

Vitality Biopharma has developed a new class of cannabinoid glycoside prodrugs, known as cannabosides, to overcome these limitations, and to ultimately provide a compelling oral cannabinoid pharmaceutical that we expect physicians will be eager to prescribe, and that patients will prefer over use of medical marijuana.  Cannabosides were discovered in 2015 through application of the company’s proprietary enzymatic taste modification technologies that were originally developed for stevia sweeteners.

Cannabosides are cannabinoid “prodrugs,” which means that they are medications or compounds that, after administration, are converted within the body into a pharmacologically active drug, which already has a long history of clinical investigation and use.  A classic prodrug example is Asprin, acetylsalicylic acid, which was first made by Felix Hoffmann at Bayer in 1897 and is a synthetic prodrug of salicylic acid.  Because there already exists independent verification of the active drug’s safety and efficacy, prodrugs may receive marketing approval more quickly than others, and in some cases may receive drug approvals through completion of small clinical studies evaluating bioequivalence or bioavailability.  At the same time, a prodrug can have many commercial advantages, including that they can be proprietary and patentable compositions of matter, unlike cannabinoids themselves, or older pharmaceutical formulations where patent protection has already expired.

Cannabosides are more stable and soluble than cannabinoids, so there is less risk of non-psychotropic cannabidiol (“CBD”) being converted to psychotropic THC in the acidic stomach environment, which may cause unwanted side effects in pediatric epilepsy patients, or in any medical treatment where oral CBD is used, and especially when oral CBD is administered at high dose.  Cannabosides enable the passage of cannabinoids through the digestive tract and their eventual release within the large intestine or colon, which enables targeted delivery of cannabinoids for treatment of gastrointestinal diseases.  Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which can also provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, CBD, and CBDV.  The Company aims to develop and approve these proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to ultimately deliver to the market pharmaceuticals that are highly differentiated both from medical marijuana and from current cannabinoid drugs.

A key part of our strategy will be to take advantage of a more efficient FDA review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials.   This expedited regulatory process is available for our cannabosides because in the U.S. and internationally there have already been many independent clinical studies completed using the reference cannabinoid drugs we are studying.

We are initially developing our cannaboside pharmaceutical products for symptomatic relief of pain, cramping, and muscle spasticity in that is the result of serious neurological and inflammatory conditions, such as inflammatory bowel disease and multiple sclerosis.  There is extensive clinical evidence supporting the potential efficacy of cannabinoids for treatment of each of these indications, including through clinical trials conducted by independent investigators.

We plan to complete preclinical studies necessary in order to launch multiple clinical trials in 2017 in order to evaluate the clinical pharmacokinetics of cannabosides, their potential for providing symptomatic relief of pain and muscle spasticity, as well as obtain preliminary data about the regenerative potential of cannabosides, both when administered alone and in combination with other medications, in healthy control populations, and also in patients that have inflammatory bowel disease and multiple sclerosis.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods.  The Company’s facilities include laboratories and a manufacturing suite for GMP production, which will be used for pharmaceutical-grade production of products to be tested in clinical trials, and which will be registered the U.S. FDA and DEA.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 2 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Fiscal Years Ended March 31, 2016 and March 31, 2015

The following table sets forth our results of operations for the years ended March 31, 2016 and 2015.

	Twelve Months Ended March 31,
	2016	2015

Revenues	$248,348	$245,680
Cost of goods sold	149,478	121,341
Gross profit	98,870	124,339

Operating Expenses:

General and Administrative	2,196,922	2,749,153
Rent and other related party costs	30,600	49,017
Research & development	613,119	1,131,327
Loss from operations	(2,741,771)	(3,805,158)

Other income (expenses)
Cost to induce exercise of warrants	-	(961,767)
Interest expense	(363)	(6,065)
Change in fair value of derivative liability	2,600,809	724,617

Net loss	$(141,325)	$(4,048,373)

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000, which was allocated based upon the fair value of the acquired assets, as determined by management.  As a result of the acquisition, the results of our operations utilizing those assets were included in the Company’s March 31, 2016 financial statements since May 17, 2014.

During the fiscal year ended March 31, 2016, we generated $248,348 in revenue, compared to sales of $245,680 during the year ended March 31, 2015.  Our cost of goods sold were $149,478 and $121,341, resulting in gross profit of $98,870 and $124,339 for the year ended March 31, 2016 and 2015, respectively.

Our net loss during the fiscal year ended March 31, 2016 was $141,325 compared to a net loss of $4,048,373 for the fiscal year ended March 31, 2015 (a decrease in net loss of $3,907,048).

During the fiscal year ended March 31, 2016, we incurred general and administrative expenses in the aggregate amount of $2,196,922 compared to $2,749,153 incurred during the fiscal year ended March 31, 2015 (a decrease of $552,231). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2016, we incurred research and development costs of $613,119 compared to $1,131,327 incurred during the fiscal year ended March 31, 2015 (a decrease of $518,208). During the fiscal year ended March 31, 2016, we incurred related party rent and other costs totaling $30,600 compared to $49,017 incurred during the fiscal year ended March 31, 2015 (a decrease of $18,417). Also during the fiscal year ended March 31, 2016, we incurred stock-based compensation totaling $906,256 compared to $1,334,493 incurred during the fiscal year ended March 31, 2015 (a decrease of $428,237), which are allocated between general and administrative expenses and research & development expenses during the years ended March 31, 2016 and 2015.

This resulted in a loss from operations of $2,741,771 during the fiscal year ended March 31, 2016 compared to a loss from operations of $3,805,158 during the fiscal year ended March 31, 2015, (a decrease of $1,063,387).

During the fiscal year ended March 31, 2016, we recorded total net other income in the amount of $2,600,446, compared to total net other expenses recorded during the fiscal year ended March 31, 2015 in the amount of $243,215. During the fiscal year ended March 31, 2016, we incurred interest expense of $363 compared to $6,065 incurred during the fiscal year ended March 31, 2015 (a decrease of $5,702).We recorded a gain related to the change in fair value of derivatives of $2,600,809 during the fiscal year ended March 31, 2016, compared to a gain of $724,617 during the fiscal year ended March 31, 2015 (an increase of $1,876,192). We also recorded expenses related to the modification of warrant terms of $961,767 incurred during the fiscal year ended March 31, 2015.  No such expense was recorded during the fiscal year ended March 31,2016. This resulted in a net loss of $141,325 during the fiscal year ended March 31, 2016 compared to a net loss of $4,048,373 during the fiscal year ended March 31, 2015 (a decrease of $3,907,048).

The decrease in net loss during the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015 is attributable to a larger gain related to the change in fair value of derivatives and lower eneral and administrative and research and development expenses.

Liquidity and Capital Resources

As of March 31, 2016 we had recorded revenues of $248,348 from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $12,516,559 as of March 31, 2016, and further losses are anticipated in the development of its business. In their report on our annual financial statements for the fiscal year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of March 31, 2016, we had total current assets of $134,799. Our total current assets as of March 31, 2016 were comprised of cash in the amount of $95,433, accounts receivable, net, of $30,396, inventory of $6,470, and prepaid expenses and other current assets in the amount of $2,500. Our total current liabilities as of March 31, 2016 were $652,964, represented primarily by accounts payable and accrued liabilities of $244,937, accounts payable to a related party of $6,900and derivative liability of $401,127. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 4 to our financial statements. As a result, on March 31, 2016, we had a working capital of $(518,165). We had no long term liabilities as of March 31, 2016, or as of March 31, 2015.

In May 2016, subsequent to the year ended March 31, 2016, the Company entered into a securities purchase agreement with the purchasers identified therein  providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 26,500,000 shares of the Company’s common stock, and warrants to purchase up to an aggregate of 79,500,000 shares of the Company’s common stock, (the “May 2016 Offering”). The proceeds to the Company from the May 2016 Offering were approximately $265,000.

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

In May 2015, the Company entered into a Securities Purchase Agreement with seven purchasers for the sale of an of aggregate of 5,000,002 shares of the Company’s common stock, and warrants to purchase an aggregate of 12,500,005 shares of the Company’s common stock for total gross proceeds of $1,500,000, or a sales price of $0.30 per share (the “May 2015 Offering”).  The May 2015 Offering closed on May 11, 2015.  The Company incurred $208,426 direct costs, fees and expenses in connection with the Offering, resulting in net cash proceeds to the Company of $1,291,574.  The warrants to purchase an aggregate of 12,500,005 issued to the purchasers in the Offering were issued in three tranches: Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.45 per share, and a term of 5 years; Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.35 per share, and a term of 9 months; and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock, with exercise price of $0.40 per share, and a term of 1 year; all of which are exercisable immediately  (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”).   The Company also issued warrants to purchase up to 400,000 shares of the Company’s common stock (the “Placement Agent Warrants”) to H.C. Wainwright & Co., LLC as placement agent to the Offering. The Placement Agent Warrants have an exercise price of  $0.375 per share,a term of 5 years, and are exercisable immediately.

We have generated $248,348 in revenue during the fiscal year ended March 31, 2016. We believe that revenue in the near term, will be less than necessary to support our business and pursue our operational plans without obtaining additional financing. We currently have no commitments for any future funding. As of March 31, 2016, we had cash in the amount of $95,433. As discussed under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2016, are expected to be approximately $2,400,000. As of the date of this annual report we expect to have sufficient funds to operate our business over the next 6 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2016, net cash used in operating activities was $1,685,841 compared to net cash used in operating activities of $2,499,766 for the fiscal year ended March 31, 2015. This increase is due to increased gains related to our derivative liability.  Net cash used in operating activities during the fiscal year ended March 31, 2016 consisted primarily of a net loss of $141,325 and $2,600,809 related to the change in fair value of derivative liability, offset by $906,256 related to stock-based compensation.Net cash used in operating activities during the fiscal year ended March 31, 2015 consisted primarily of a net loss of $4,048,373 and $724,617 related to the change in fair value of derivative liability, offset by $961,767 related to the cost of the warrant modification, and $1,334,493 related to stock-based compensation.

Net Cash Provided by Investing Activities

During the fiscal year ended March 31, 2016, net cash provided by investing activities was $0 compared to net cash used in investing activities of $10,505 for the fiscal year ended March 31, 2015.   Net cash provided by investing activities in the 2015 period related to the acquisition of cash from the acquisition of the assets of Percipio Biosciences of $10,505.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2016, net cash provided by financing activities was $1,391,544 compared to net cash provided by financing activities of $1,475,588 for the fiscal year ended March 31, 2015.  Net cash provided by financing activities during the fiscal year ended March 31, 2016 consisted primarily of $1,291,574 received from the sale of common stock and warrants.  .Net cash provided by financing activities during the fiscal year ended March 31, 2015 consisted primarily of $1,470,588 received from the exercise of warrants to purchase common stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2016 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses in our internal control over financial reporting identified by management as of March 31, 2016:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel . During the year ended March 31, 2016, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016, and identified the material weaknesses described above .

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2016 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	54	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	64	March 2012
Robert Brooke (5)	Chief Executive Officer and Director	36	January 2012

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Financing Committee

(5) Currently serves as our only executive officer.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012. Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (NASDAQ: ONCS) since March 2011, and of Arch Therapeutics since April 2013, after serving as a director since May 2011. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NASDAQ: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman from October 2009 until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included multinational companies, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon held roles of increasing responsibility with MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations, from August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp. ("Cardiome"), a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member in February 2004 of Protox Therapeutics, Inc. (“Protox”), now a publicly traded specialty pharmaceutical company known as Sophiris Bio Inc. Dr. Dhillon maintained his board position at Protox until the execution of a financing with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a venture capital corporation in British Columbia, and has held this role since November 2003. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

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

Robert Brooke has served as a director and our Chief Executive Officer since January 31, 2012, and previously served as our Vice President of Business Development beginning in October 2011. Mr. Brooke was a founder of Lion Biotechnologies, Inc., formerly Genesis Biopharma, Inc. (NASDAQ: LBIO), a cancer drug development company, where he also served as Director, President and Chief Executive Officer from March 2010 until February 2011. Mr. Brooke is a co-founder of Intervene Immune, Inc., a privately held biotechnology company focused on immune regeneration, and since March 2014 has served on a limited part-time basis as Chief Executive Officer. Mr. Brooke was the founder of Percipio Biosciences, Inc., a privately held research diagnostics company that manufactures and distributes products related to oxidative stress research, and served as its President, on a limited part-time basis, from 2008 until its assets were acquired in June 2013. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd. (“Bristol”).  During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report in 2005 as being the most active investor in private placements by public biotechnology companies. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005. Mr. Brooke provides our Board of Directors with public and private capital raising experience, as well as experience in leading early stage biotechnology companies.

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

Audit Committee

The Audit Committee of our Board of Directors consists of only Dr. Maida, who serves as Chairman. Our Board of Directors has determined that the sole member of our Audit Committee is independent within the meaning of applicable SEC rules and Nasdaq Listing Rules, and has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and is financially sophisticated within the meaning of the Nasdaq Listing Rules. The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements and our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing. Our Board of Directors has adopted a written charter for our audit committee, which is available on our website, www.vitality.bio.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Maida is independent within the meaning of applicable Nasdaq Listing Rules. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations. Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website, www.vitality.bio.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Maida is independent within the meaning of applicable Nasdaq Listing Rules. The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website, www.vitality.bio.

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

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2016 and March 31, 2015 for (i) our current principal executive and financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2016 fiscal year and whose total compensation exceeded $100,000 in our 2016 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Total ($)

Robert Brooke, Chief Executive Officer (principal executive and financial officer)	2016	150,000	150,000

	2015	150,000	150,000

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

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2016, 1) Dr. Dhillon held an option to purchase 500,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, and an option to purchase 400,000 shares of common stock, 100,000 of which vested and became fully exercisable on November 21, 2015, and 100, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017; 2) Dr. Maida held an option to purchase 100,000 shares of common stock, 25,000 of which vested and became fully exercisable on November 21, 2015, and 25, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017; and 3) Mr Brooke held an option to purchase 400,000 shares of common stock, 100,000 of which vested and became fully exercisable on November 21, 2015, and 100, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2016. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2016, and Dr. Maida received $30,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2016.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2016:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Dr. Avtar Dhillon (1)	$110,000	$27,867	$-	$137,867

Dr. Anthony Maida (1)	$30,000	$6,967	$-	$36,967

5
(1)

As of March 31, 2016, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held no stock awards and option awards to purchase 900,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 100,000 shares of our common stock and no option awards and an option award to purchase 100,000 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Stevia First Corp., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California  90067. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 22, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	6,050,000	5.7%
Dr. Anthony Maida, III (3)	200,000	*
Robert Brooke (4)	2,972,500	2.8%
Current Directors and Executive Officers as a Group (3 persons)	9,222,500	8.7%

*Less than 1%

[
(1)

Based on 105,617,074 shares of our common stock issued and outstanding as of June 22, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

Includes an option to purchase 500,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, and an option to purchase 400,000 shares of common stock, 100,000 of which vested and became fully exercisable on November 21, 2015, and 100, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017.

(3)

Includes 100,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 33,334 of which vested on January 1, 2013 and 33,333 on each of January 1, 2014 and January 1, 2015, and an option to purchase 100,000 shares of common stock, 25,000 of which vested and became fully exercisable on November 21, 2015, and 25, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017.

(4)

Includes an option to purchase 400,000 shares of common stock, 100,000 of which vested and became fully exercisable on November 21, 2015, and 100, 000 of which will vest on each of May 21, 2016, November 21, 2016 and May 21, 2017.

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

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2016, $11,950 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

Except as described above, during the fiscal years ended March 31, 2015 and 2016, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2015 and 2016. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2016	2015
Audit Fees	$59,474	$71,803
Audit-Related Fees	-	-
Tax Fees	11,735	7,389
All Other Fees	-	-
Total Fees	$71,209	$79,192

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2016 or 2015.

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

STEVIA FIRST CORP.

Date: June 24, 2016	By:	/s/ Robert Brooke
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

[
SIGNATURE	TITLE	DATE

/s/ Robert Brooke	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	June 24, 2016
Robert Brooke

/s/ Avtar Dhillon	Director	June 24, 2016
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	June 24, 2016
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stevia First Corp.

Yuba City, California

We have audited the accompanying balance sheets of Stevia First Corp., (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency at March 31, 2016 and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California

June 24, 2016

STEVIA FIRST CORP.

BALANCE SHEETS

	March 31, 2016	March 31, 2015
Assets

Current Assets
Cash	$95,433	$389,730
Accounts receivable, net	30,396	61,595
Inventory	6,470	8,478
Prepaid Expense and other current assets	2,500	2,500

Total Assets	$134,799	$462,303

Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable and accrued liabilities	$244,937	$134,007
Accounts payable - related party	6,900	1,000
Derivative liability	401,127	1,406,596

Total liabilities	652,964	1,541,603

Stockholders' Deficiency
Common stock, par value $0.001 per share; 525,000,000 shares authorized; 79,117,074 and 72,968,915 shares issued and outstanding, respectively	79,117	72,969
Shares issuable, 9,997,000 shares	99,970	-
Additional paid-in-capital	11,819,307	11,222,965
Accumulated deficit	(12,516,559)	(12,375,234)
Total stockholders' deficiency	(518,165)	(1,079,300)
Total liabilities and stockholders' deficiency	$134,799	$462,303

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP.

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015

Revenues	$248,348	$245,680
Cost of goods sold	149,478	121,341
Gross profit	98,870	124,339

Operating Expenses:
General and Administrative	2,196,922	2,749,153
Rent and other related party costs	30,600	49,017
Research and development	613,119	1,131,327
Total Operating Expenses	2,840,641	3,929,497

Loss from operations	(2,741,771)	(3,805,158)

Other income (expenses)
Cost to induce exercise of warrants	-	(961,767)
Interest expense	(363)	(6,065)
Change in fair value of derivative liability	2,600,809	724,617
Total other income (expense)	2,600,446	(243,215)

Net loss	$(141,325)	$(4,048,373)

Loss per share - Basic and diluted	$(0.00)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	75,419,835	70,421,874

The accompanying notes are an integral part of these financial statements

STEVIA FIRST CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

YEARS ENDED MARCH 31, 2016 and 2015

					Common	Unvested,
	Common Stock		Additional Paid-in-	Accumulated	stock,	Issued
	Shares	Amount	Capital	Deficit	issuable	Common Stock	Total
Balance, March 31, 2014	66,832,523	$66,833	$8,299,366	$(8,326,861)	$-	$(149,714)	$(110,376)

Reclassification of unvested, issued common stock to paid-in capital	-	-	(149,714)	-	-	149,714	-
Common stock issued upon exercise of stock options	50,000	50	4,950	-	-	-	5,000
Common stock issued to employees with vesting terms	1,500,000	1,500	328,011	-	-	-	329,511
Common stock issued for services	909,920	910	337,990	-	-	-	338,900
Fair value of vested stock options	-	-	233,310	-	-	-	233,310
Fair value of vested warrants granted to employees	-	-	432,772	-	-	-	432,772
Common stock issued upon exercise of warrants	3,676,472	3,676	1,466,912	-	-	-	1,470,588
Extinguishment of derivative liability	-	-	269,368	-	-	-	269,368
Net Loss	-	-	-	(4,048,373)	-	-	(4,048,373)

Balance, March 31, 2015	72,968,915	72,969	11,222,965	(12,375,234)	-	-	(1,079,300)

Amortization of common stock issued to employees with vesting terms	-	-	161,936	-	-	-	161,936
Common stock issued for services	1,148,157	1,148	274,852	-	-	-	276,000
Fair value of vested stock options	-	-	286,248	-	-	-	286,248
Fair value of vested warrants granted to employees	-	-	182,072	-	-	-	182,072
Issuance of stock and warrants	5,000,002	5,000	(408,077)	-	-	-	(403,077)
Extinguishment of derivative liability	-	-	99,311	-	-	-	99,311
Common Stock issuable, 9,997,000 shares	-	-	-		99,970		99,970
Net Loss	-	-	-	(141,325)		-	(141,325)

Balance, March 31, 2016	79,117,074	$79,117	$11,819,307	$(12,516,559)	99,970	$-	$(518,165)

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015
Operating activities
Net loss	$(141,325)	$(4,048,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	286,248	233,310
Fair value of vested common stock issued to employees	161,936	329,511
Fair value of vested warrants granted to employees	182,072	432,772
Fair value of common stock issued for services	276,000	338,900
Cost of warrant modification	-	961,767
Change in fair value of derivative liability	(2,600,809)	(724,617)
Changes in assets and liabilities:
Accounts receivable	31,199	(22,100)-
Inventory	2,008	(8,478)
Advance payment on related party lease	-	10,413
Prepaid expense	-	8,137
Accounts payable - related party	5,900	(15,100)
Accounts payable and accrued liabilities	110,930	4,092
Net Cash Used in Operating Activities	(1,685,841)	(2,499,766)

Investing activities
Acquisition of cash upon acquisition	-	10,505
Net Cash Provided by Investing Activities	-	10,505

Financing activities
Proceeds from exercise of warrants, net	-	1,470,588
Proceeds from exercise of options	-	5,000
Proceeds from Common Stock issuable	99,970	-
Proceeds from sale of common stock and warrants, net	1,291,574	-
Net Cash Provided by Financing Activities	1,391,544	1,475,588

Net decrease in cash	(294,297)	(1,013,673)
Cash - Beginning of Period	389,730	1,403,403

Cash - End of Period	$95,433	$389,730
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Fair value of warrants issued with common stock, recorded as derivative liability	$1,694,651	$961,767
Extinguishment of derivative liability	$99,311	269,368
Acquisition of accounts receivable upon acquisition	$-	$34,495

The accompanying notes are an integral part of these financial statements.

STEVIA FIRST CORP.

NOTES TO FINANCIAL STATEMENTS FOR THE

YEARS ENDED MARCH 31, 2016 AND 2015

1.  BUSINESS AND BASIS OF OPERATIONS

Stevia First Corp. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007 and commenced operations as a mineral exploration company. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, and began pursuing an agricultural biotechnology business plan.  In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each 10 shares of common stock outstanding or exercisable under any outstanding warrants or option agreements and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These corporate changes will become effective upon the approval of the SEC and FIRNRA and are not reflected in these financial statements.    The Company's fiscal year end is March 31.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception and has a stockholders’ deficiency of $518,165 as at March 31, 2016, and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of March 31, 2016 we will have sufficient funds to operate the business for the next 6 months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

Subsequent to March 31, 2016, we completed a private placement of our common stock and warrants resulting in net proceeds of $265,000, of which proceeds amounting to $99,970 were received in March 2016.  We do not have any other firm commitments for future capital.   Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies.   We do not presently have, nor do we expect in the near future to have, significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term.   Since inception, we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all.   If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.   If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At March 31, 2016 and 2015, the allowance for doubtful accounts and returns and discounts was approximately $17,500 and $2,500, respectively.

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

The fair value of the derivative liabilities of $401,127 and $1,406,596 at March 31, 2016 and 2015, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2016, reporting date.

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

	March 31,
	2016	2015
Options	9,091,667	6,325,000
Warrants	20,027,132	12,127,129
Total	29,118,799	18,452,129

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.   The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. ACQUISITION FROM RELATED PARTY

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. The acquisition of the assets has been accounted for as a purchase in accordance with ASC Topic 805 Business Combinations and the assets have been included in the Company’s financial statements since May 16, 2014. The purchase price was allocated to current assets based on their fair value as determined by management. At March 31, 2016, $11,950 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The Company has determined that the acquisition is not a material acquisition and accordingly, no pro-forma information has been presented.  In conjunction with the Percipio asset purchase, the Company entered into written employment agreement with Dr. Fang Lu, majority owner and President of Percipio, under which he now serves as Senior Scientist for the Company. Dr. Lu’s employment agreement commenced on May 17, 2014 and is terminable at any time at the option of Dr. Lu or the Company. Under the employment agreement, Dr. Lu is entitled to an annual salary of $95,000.

4. DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  Certain warrants issued to investors and placement agents (described in Note 5 and Note 6) do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future.  In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At the applicable dates of issuance and as of March 31, 2015 and March 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	Date of Modification September 24, 2014	March 31, 2015	Upon Issuance May 11, 2015	March 31, 2016
Exercise Price	$0.40 - 0.45	$0.34 - 0.45	$0.35 - 0.45	$0.30 – 0.45
Stock Price	$0.42	$0.38	$0.29	$0.07
Risk-free interest rate	1.78 - 2.0%	0.41 - 1.25%	0.17 - 1.59%	0.19 – 1.04%
Expected volatility	84.45%	76.26%	76.26 - 107.5%	105.06 - 124.77%
Expected life (in years)	0.01 – 5.0 years	2.50 - 4.5 years	0.75 – 5.0 years	0.1 – 4.2 years
Expected dividend yield	0.00	0.00	0.00	0.00

Fair Value:	$961,767	$1,406,596	$1,694,651	$401,127

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

In May 2015, we recognized additional derivative liabilities of $1,694,651 related to the warrants issued in conjunction with the sale of the Company’s common stock (described in Note 5). For the fiscal year ended March 31, 2016, the Company recognized a change in fair value of the derivative liability of $2,600,809. As of March 31, 2016, the aggregate fair value of the derivative liabilities was $401,127.

5. STOCKHOLDERS’ DEFICIENCY

Equity financing

In May 2015, the Company entered into a Securities Purchase Agreement with seven purchasers for the sale of an of aggregate of 5,000,002 shares of the Company’s common stock (collectively, the “Shares”) , and warrants to purchase an aggregate of 12,500,005 shares of the Company’s common stock for total gross proceeds of $1,500,000, or a sales price of $0.30 per share (the “Offering”). The Offering closed on May 11, 2015. The Company incurred $208,426 direct costs, fees and expenses in connection with the Offering, resulting in net cash proceeds to the Company of $1,291,574. The warrants to purchase an aggregate of 12,500,005 issued to the purchasers in the Offering were issued in three tranches:  Series A Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.45 per share, and a term of 5 years; Series B Warrants to purchase up to an aggregate of 5,000,002 shares of the Company’s common stock, with exercise price of $0.35 per share, and a term of 9  months; and Series C Warrants to purchase up to an aggregate of 2,500,001 shares of the Company’s common stock , with exercise price of $0.40 per share, and a term of 1 year; all of which are exercisable immediately (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”). The Company also issued warrants to purchase up to 400,000 shares of the Company’s common stock (the “Placement Agent Warrants”) to H.C. Wainwright & Co., LLC as placement agent to the Offering. The Placement Agent Warrants have an exercise price of $0.375 per share, a term of 5 years, and are exercisable immediately.

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

•

In conjunction with the Distribution and License Agreements (see Note 9) entered into by the Company in August 2014, the Company entered into employment agreements with two new employees, pursuant to which the Company granted an aggregate of 1,400,000 shares of its common stock, with aggregate fair value of $420,000 at grant date.  Of these 1,400,000 shares of stock, 400,000 vested immediately, and the remaining 1,000,000 are vesting over periods ranging from 12 months to 36 months from the date of grant.  An aggregate of 1,000,000 shares of the Company’s restricted common stock will also be issued and will vest upon achievement certain milestones, for which the Company will account for their costs at the time their issuance becomes probable.

These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $683,000.    The allocable portion of the aggregate fair values of these shares of common stock that vested during the years ended March 31, 2016 and 2015 amounted to $161,936 and $329,511, respectively, and were recognized as expense in the accompanying statements of operations during the years then ended.  As of March 31, 2016, approximately $86,000 of these awards remains unvested and will be amortized as compensation costs in future years.

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

Year Ended March 31, 2016

During the year ended March 31, 2016, the Company granted to employees options to purchase an aggregate of 1,375,000 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from zero to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.19%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $233,000.

During the year ended March 31, 2016, the Company also granted to five consultants options to purchase 1,400,000 shares of the Company’s common stock that expire between three and ten years from date of grant and have vesting periods ranging from is 0 to 36 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 76.26% to 107.51%, (ii) discount rate of 2.17%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $131,000.

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2015 and 2016 is as follows:

Shares	Weighted Average Exercise Price

Balance at March 31, 2014	5,150,000	$0.26
Granted	1,350,000
Exercised	(50,000)
Cancelled	(125,000)
Balance outstanding at March 31, 2015	6,325,000	$0.33
Granted	2,775,000
Exercised	-
Cancelled	(8,333)
Balance outstanding at March 31, 2016	9,091,667	$0.33
Balance exercisable at March 31,2016	6,793,752	$0.32

 A summary of the Company’s stock options outstanding as of March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price
Options Outstanding, March 31, 2016	1,300,000	$0.10	$1.00
	100,000	0.15	0.15
	2,875,000	$0.20 - 0.27	$0.20 - 0.27
	2,200,000	$0.31 - 0.38	$0.31 - 0.38
	2,016,667	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	9,091,667
Options Exercisable, March 31, 2016	1,300,000	$0.10	$1.00
	1,237,500	$0.20 - 0.27	$0.20 - 0.27
	1,716,668	$0.31 - 0.38	$0.31 - 0.38
	1,939,584	$0.40 - 0.47	$0.40 - 0.47
	600,000	$0.51	$0.51
	6,793,752

During the years ended March 31, 2016 and 2015, we expensed total stock-based compensation related to stock options of $286,248 and $233,310, respectively, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2016 was approximately $345,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The outstanding stock options had no intrinsic value at March 31, 2016.

7. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2015 and 2016 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2014	7,727,129	$0.41
Granted	8,076,472	0.37
Exercised	(3,676,472)	0.40
Cancelled	-	-
Balance outstanding at March 31, 2015	12,127,129	$0.39
Granted	12,900,005	0.34

Exercised	-	-
Expired	(5,000,002)	0.35
Balance outstanding at March 31, 2016	20,027,132	$0.35
Balance exercisable at March 31, 2016	20,027,132	$0.35

On September 9, 2014, we offered the holders of 3,676,472 warrants the right to exercise all of those warrants, for an aggregate of 3,676,472 shares of our common stock, based on the terms of an early exercise offer wherein such warrants became exercisable at a reduced exercise price of $0.40 per share and new warrants would be issued to such investors, so long as the exercise thereof occurred on or before September 10, 2014. All purchasers acted on the early exercise offer and we issued 3,676,472 shares of our common stock for net proceeds to us of $1,470,589. We determined that the modification of the exercise price of the warrants from $0.42 per share to $0.40 per share should be recorded as a cost to induce the exercise of the warrants. As such, we recognized the difference of $21,218 between the fair value of the warrants before and after the modification as a cost in the accompanying statements of operations for the year ended March 31, 2015.

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

In May 2015, the Company granted 5,000,002 Series A warrants, 5,000,002 Series B warrants and 2,500,001 Series C warrants in connection with an offering of the Company’s common stock for cash. Each Series A Warrant has an exercise price of $0.45 per share, was immediately exercisable, and expires on the five year anniversary of the date of issuance.  Each Series B Warrant has an exercise price of $0.35 per share, was immediately exercisable, and expired on the nine month anniversary of the date of issuance.  Each Series C Warrant has an exercise price of $0.40 per share, was immediately exercisable, and will expire on the one year anniversary of the date of issuance.  The Company also issued Placement Agent Warrants to purchase up to 400,000 shares of the Company’s common stock to H.C. Wainwright.  The Placement Agent Warrants have an exercise price of  $0.375 per share, a term of 5 years, and are exercisable immediately.

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

In consideration of applicable guidance, the Company has determined that the warrants are not considered indexed to the Company’s own stock, since the exercise prices of the warrants are subject to fluctuation based on the occurrence of future offerings or events and are not a fixed amount, and therefore characterized the fair value of these warrants of $401,127 as a derivative liability upon issuance (See Note 4).

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 4,400,000 shares of the Company’s common stock. These warrants have an exercise price of $0.30, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 800,000 shares of common stock vested immediately at their grant date, (ii) warrants to purchase 2,000,000 shares of common stock have vesting terms ranging from one year to three years, and (iii) warrants to purchase 1,600,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 9). During the years ended March 31, 2016 and 2015, we expensed total stock-based compensation related to the vesting of these warrants of $182,072 and $432,772, respectively and the remaining unamortized cost of the outstanding warrants at March 31, 2016 was $91,036.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at March 31, 2016 was $0.

8.  INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of March 31, 2016, the Company had net operating loss carry forwards of approximately $8,900,000 that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2016  no liability for unrecognized tax benefits was required to be recorded.

9. DISTRIBUTION AND LICENSE AGREEMENTS

Related to our legacy stevia business products and technologies, on August 25, 2014, we entered into a distribution agreement where Qualipride International (“Qualipride”) agreed to provide stevia products to the Company at its cost, plus up to 2% for handling costs and up to a 5% sales commission.  The Company will account for such costs as such sales are made, or as such other direct costs are incurred. During the year ended March 31, 2016, neither any sales were made nor were other direct costs incurred pursuant to the terms of the distribution agreement.  Concurrently, we also entered into a technology license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities.  The Company will account for the potential costs of such license and obligation once adequate financing has been received to finance facility construction contemplated within the agreement, if such financing occurs.  During the year ended March 31, 2016, the Company did not receive any financing pursuant to the terms of the license agreement.

Under employment agreements related to the distribution and license agreements, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 2,400,000 restricted shares of our common stock (see Note 5) and warrants to purchase up to an aggregate of 4,400,000 shares of our common stock (see Note 7).  An aggregate of 400,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 800,000 shares of our common stock vested immediately upon issuance.  An aggregate of 1,000,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 2,000,000 shares of our common stock have vesting terms ranging from one to three years.  An aggregate of 1,000,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 1,600,000 shares of our common stock will vest once we achieve certain financial and operational milestones.  The Company will account for the costs of the 1,000,000 shares of common stock and warrants to purchase up to an aggregate of 1,600,000 shares of common stock, at the time their issuance becomes probable. During the year ended March 31, 2016, no such milestones were met and as of the year ended March 31, 2016, we owed no compensation pursuant to these employment agreements.

The distribution, license and employment agreements are all scheduled to terminate in August 2016, and the Company does not intend to renew or restructure them unless it obtains significant new strategic partnering interest or supply contracts from multinational ingredient or beverage companies related to its stevia products or technologies.

10.  RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

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

On August 18, 2012, the Company entered into a lease agreement (the “Sacramento Lease”) with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife, Diljit Bains, pursuant to which the Company leases an apartment located at 33-800 Clark Avenue, Yuba City, California. This Company used this apartment as an alternative to renting hotel rooms for management use since several of our managers are not resident in Yuba City. The month to month lease began on August 20, 2012 and was terminated in June 2015.  The Company’s rent payment was $1,000 per month. On August 22, 2012, the Company paid $1,000 as a refundable security deposit under the Sacramento lease.

Aggregate payments under the above leases for the years ended March 31, 2016 and 2015 were $30,600 and $49,000, respectively.

11. COMMITMENTS

Related to our legacy stevia products and technologies, in addition to intellectual property developed internally, we previously licensed exclusive and worldwide rights to certain patents and patent applications related to microbial production of steviol and steviol glycosides from Vineland Research and Innovations Centre, Inc. entered into in August 2012, amended in October 2013 (the “Vineland License”), and terminated in May 2016.  Pursuant to the Vineland License, we agreed to total cash fees due and payable within the first year of the agreement of $50,000, all of which have been paid and recorded as expenses.Under the Vineland License we will owe royalties of 0.5% of the sale price of products developed using the intellectual property, and in the third year and all subsequent years of the Vineland License the Company will owe a minimum annual royalty of $10,000.  No additional payments will be owed under the Vineland License as it was terminated in May 2016.

12. SUBSEQUENT EVENTS

In May 2016, the Company entered into a securities purchase agreement with the purchasers identified therein  providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 26,500,000 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 79,500,000 shares of the Company’s common stock(the “Warrants”, and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), at a price of $0.01 per Share (the “Offering”). The Warrants have an exercise price of $0.017 per share and expire six months from the date of issuance.  The Offering closed on May 4, 2016.  The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $265,000.

In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each 10 shares of common stock outstanding or exercisable under any outstanding warrants or option agreements and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000.   These corporate changes will become effective upon the approval of the SEC and FIRNRA and are not reflected in these financial statements.

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

41

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
10.24

Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)

10.25	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
14.1*	Code of Business Conduct and Ethics Agreement
21.1*	Subsidiaries

23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

42