Form 10-Q
period 2016-06-30
Vitality Biopharma, Inc.
filed 2016-08-16
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization )

1901 Avenue of the Stars, 2nd Floor
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2016, there were 11,997,878 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	2

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	3

CONDENSED UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT	4

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	6

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

CONDENSED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$20,481	$95,433
Accounts receivable, net	39,203	30,396
Inventory	6,470	6,470
Deposit	3,058	2,500

Total Assets	$69,212	$134,799

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$232,953	$244,937
Accounts payable - related party	13,800	6,900
Derivative liability	335,802	401,127

Total liabilities	582,555	652,964

Stockholders' Deficit
Common stock, par value $0.001 per share;
1,000,000,000 shares authorized; 10,561,708 and 7,911,708 shares issued and outstanding, respectively	10,562	7,912
Shares issuable, 588,236 and 999,700 shares, respectively	100,000	99,970
Additional paid-in-capital	12,332,059	11,890,512
Accumulated deficit	(12,955,964)	(12,516,559)
Total stockholders’ deficit	(513,343)	(518,165)
Total liabilities and stockholders’ deficit	$69,212	$134,799

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Revenue	$46,377	$61,915
Cost of goods sold	25,119	24,033
Gross profit	21,258	37,882

Operating expenses:
General and administrative	327,874	741,596
Rent and other related party costs	6,900	10,900
Research and development	110,315	183,525
Total operating expenses	445,089	936,021

Loss from operations	(423,831)	(898,139)

Other income (expense)
Change in fair value of derivative liability	(14,953)	1,113,801
Interest expense	(621)	(68)
Total other income, net	(15,574)	1,113,733
Net income (loss)	$(439,405)	$215,594

Net income (loss) per common share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03
Weighted average number of common shares outstanding
Basic	10,069,358	7,568,760
Diluted	10,069,358	7,778,760

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

 (Unaudited)

	Common Stock
Description	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Common Stock, Issuable	Total

Balance- March 31, 2016	7,911,708	$7,912	$11,890,512	$(12,516,559)	$99,970	$(518,165)
Issuance of common stock and warrants	2,650,000	2,650	262,350		(99,970)	165,030
Amortization of common stock issued to employees with vesting terms			24,000	-	-	24,000
Fair value of vested stock options	-	-	39,905	-	-	39,905
Extinguishment of derivative liability			80,278			80,278
Fair value of vested warrants granted to employees			35,014		-	35,014
Common stock issuable upon exercise of warrants, 588,236 shares					100,000	100,000
Net loss	-	-	-	(439,405)	-	(439,405)

Balance- June 30, 2016 (unaudited)	10,561,708	$10,562	$12,332,059	$(12,955,964)	$100,000	$(513,343)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2016	2015

Operating activities
Net income (loss)	$(439,405)	$215,594
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	39,905	119,764
Amortization of common stock issued to employees with vesting terms	24,000	59,234
Change in fair value of derivative liability	14,953	(1,113,801)
Fair value of common stock issued for services	-	115,000
Fair value of vested warrants granted to employees	35,014	77,031
Changes in operating assets and liabilities:
Accounts receivable	(8,807)	18,267
Deposit	(558)	-
Advance payment on related party lease	-	(2,300)
Accounts payable and accrued liabilities	(11,984)	25,801
Accounts payable - related party	6,900	(1,000)
Net cash used in operating activities	(339,982)	(486,410)

Financing activities
Proceeds from common stock issuable	100,000	-
Proceeds from sale of common stock, net	165,030	1,291,574
Net cash provided by financing activities	265,030	1,291,574

Net increase (decrease) in cash	(74,952)	805,164

Cash and cash equivalent - beginning of period	95,433	389,730
Cash and cash equivalent - end of period	$20,481	$1,194,894

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$363	$68
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,694,651
Extinguishment of derivative liability	$80,278	$-

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

(formerly Stevia First Corp.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2016

(Unaudited)

1. BUSINESS AND BASIS OF OPERATIONS

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 29, 2007. In December 2015, we discovered novel pharmaceutical applications of our glycosylation technology for producing cannabinoid prodrugs and we have recently changed our operational focus towards pharmaceutical development of the cannabinoid prodrugs.  On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock will be exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000.  These changes became effective on July 20, 2016.  All share and per share information contained in this Quarterly Report, including these unaudited condensed financial statements, has been adjusted to reflect these changes as if it had occurred in the earliest period presented.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses and utilized cash in operations since inception resulting in stockholders’ deficit of $513,343 as of June 30, 2016, and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2016 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the business for the 6 months after June 30, 2016. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period.  In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements.  However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period.  The balance sheet information as of March 31, 2016 was derived from the audited financial statements as of and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2016. These financial statements should be read in conjunction with that report.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At June 30, 2016, and March 31, 2016, the allowance for doubtful accounts and returns and discounts was approximately $17,500.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts payable and accrued liabilities, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At June 30, 2016 and March 31, 2016, the Company’s balance sheet includes the fair value of derivative liabilities that were measured using level 2 measurements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

As of June 30, 2016 potentially dilutive securities include options to acquire 892,500 shares of common stock and warrants to acquire 9,702,713 shares of common stock. At June 30, 2015 potentially dilutive securities include options to acquire 830,000 shares of common stock and warrants to acquire 2,502,704 shares of common stock.  The basic and fully diluted shares for the three months ended June 30, 2016 are the same because the inclusion of the potential shares would have had an anti-dilutive effect.  Diluted net income per common share for the three months ended June 30, 2015 was calculated based on an increased number of shares that would be outstanding as follows:

	Three Months Ended June 30,
	2016	2015

Numerator:
Net income (loss)	$(439,405)	$215,594

Denominator:
Weighted average shares outstanding (basic)	10,069,358	7,568,760
Effect of dilutive stock options	-	210,000
Weighted average shares outstanding (diluted)	10,069,358	7,778,760

Net income (loss) per share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

3. DERIVATIVE LIABILITY

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to purchasers and placement agent in June 2013 and September 2014, and the warrants issued to investors in May 2015, do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future or have other variable provisions. The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings, and a fundamental transaction provision, which require a revaluation of the liabilities. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2016  and June 30, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	June 30, 2016	March 31, 2016
Exercise Price	$2.00 - 4.25	$3.00 - 4.50
Stock Price	$0.50	$0.70
Risk-free interest rate	0.48 - 0.86%	0.19 - 1.04%
Expected volatility	126.31%	105.06 - 124.77%
Expected life (in years)	1.25 - 3.9 years	0.1 - 4.2 years
Expected dividend yield	0	0

Fair Value:	$335,802	$401,127

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

Certain warrants included in the March 31, 2016 derivative balance expired in May 2016 and were therefore extinguished from the derivative balance at June 30, 2016.  For the three months ended June 30, 2016, the Company recorded an increase in fair value of the derivative liability of $14,953. As of June 30, 2016, the aggregate fair value of the derivative liabilities was $335,802.

4. EQUITY

Equity Financing

In May 2016, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 2,650,000 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 7,950,000 shares of the Company’s common stock,(the “Warrants”, and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), at a price of $0.10 per Share (the “Offering”). The Warrants have an exercise price of $0.17 per share and expire six months from the date of issuance.  The Offering closed on May 4, 2016.  The aggregate proceeds to the Company from the sale of the Shares and Warrants was $265,000.

In addition, 999,700 shares of common stock valued at $99,970 were issued during the period that were previously reflected as common stock, issuable.

Common stock issued to employees for services with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. These shares of common stock were valued based upon the market price of the Company’s common stock at the dates of grant and determined the aggregate fair values to be of approximately $683,000.  The allocable portion of the aggregate fair values of these shares of common stock that vested during the three months ended June 30, 2016 and 2015 amounted to $24,000 and $59,234, respectively, and were recognized as an expense in the accompanying statements of operations during the periods then ended.  As of June 30, 2016, approximately $43,000 of these awards remains unvested and will be amortized as compensation costs in future years.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2016	175,833
Granted	-
Vested	(2,500)
Forfeited	-
Non-vested shares, June 30, 2016	173,333

5. STOCK OPTIONS

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the three months ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	907,500	$3.30
Granted	-	-
Exercised	-	-
Cancelled	(15,000)	3.40
Balance outstanding at June 30, 2016	892,500	$2.86
Balance exercisable at June 30,2016	717,501	$2.99

At June 30, 2016, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, June 30, 2016	130,000	$1.00	$10.00
	10,000	$1.50	$0.40
	287,500	$2.00 - 2.70	$2.00 - 2.70
	205,000	$3.10 - 3.80	$3.10 - 3.80
	200,000	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	892,500

Options Exercisable, June 30,2016	130,000	$1.00	$10.00
	2,500	$1.50	$0.40
	157,500	$2.00 - 2.70	$2.00 - 2.70
	171,668	$3.10 - 3.80	$3.10 - 3.80
	195,833	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	717,501

During the three months ended June 30, 2016 and 2015, we expensed total stock-based compensation related to vesting stock options of $39,905 and $119,764, respectively, and the remaining unamortized cost of the outstanding stock options at June 30, 2016 was $263,460. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at June 30, 2016 were approximately $0 and $0, respectively, and $130,000 and $130,000, respectively, at June 30, 2015.

6. WARRANTS

At June 30, 2016, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	2,002,718	$3.50
Granted	7,950,000	0.17
Exercised	-	-
Expired	(250,000)	$4.00
Balance outstanding and exercisable at June 30, 2016	9,702,718	$0.55

Warrants issued in equity financing

In May 2016, the Company entered into a securities purchase agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, in a private placement, of an aggregate of 2,650,000 and Warrants to purchase up to an aggregate of 7,950,000 shares of the Company’s common stock.  The Warrants have an exercise price of $0.17 per share and expire six months from the date of issuance.

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two new employees, pursuant to which, these employees became entitled to receive warrants to purchase an aggregate of 440,000 shares of the Company’s common stock as discussed in Note 8. These warrants have an exercise price of $3.00, and a term of ten years from issue date. Vesting terms of these warrants are as follows: (i) warrants to purchase 80,000 shares of common stock vested immediately at their grant date with a fair value of $201,680, which was recorded as an expense during the year ended March 31, 2015, (ii) warrants to purchase 200,000 shares of common stock have vesting terms ranging from one year to three years with a fair value of $504,204 upon grant date, which is being amortized over their vesting terms, of which $35,014 were recorded as an expense during the three months ended June 30, 2016, and (iii) warrants to purchase 160,000 shares of common stock vest upon achievement of certain milestones under the distribution agreement (See Note 8). The remaining unamortized  cost of the outstanding warrants at June 30, 2016 was approximately $21,000.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at June 30, 2016 and March 31, 2016 was approximately $2,623,500 and  $0, respectively.

Cash received in advance of exercise of warrants

During the three months ended June 30, 2016, the Company received $100,000 of proceeds from holders of warrants to acquire 588,236 shares of common stock.  As of June 30, 2016, the Company has not yet received the notice of exercise from the holders, and therefore, had not issued the shares of stock and had reflected the $100,000 proceeds received as common stock issuable in the Company’s condensed statement of stockholders’ deficit herein.

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

Aggregate payments under the above lease for the three months ended June 30, 2016 and 2015 were $0 and $10,900, respectively.

8. DISTRIBUTION AND LICENSE AGREEMENTS

Related to our legacy stevia business products and technologies, on August 25, 2014, we entered into a distribution agreement where Qualipride International (“Qualipride”) agreed to provide stevia products to the Company at its cost, plus up to 2% for handling costs and up to a 5% sales commission.  The Company will account for such costs as such sales are made, or as such other direct costs are incurred. During the year ended March 31, 2016, neither any sales were made nor were other direct costs incurred pursuant to the terms of the distribution agreement.  Concurrently, we also entered into a technology license agreement with Qualipride, Mr. Dong Yuejin and Mr. Guo Yuxiao in which we obtained an exclusive license outside China to use Qualipride’s proprietary methods and designs for stevia extraction and purification facilities.  The Company will account for the potential costs of such license and obligation once adequate financing has been received to finance facility construction contemplated within the agreement, if such financing occurs.  During the three months ended June 30, 2016, the Company did not receive any financing pursuant to the terms of the license agreement.

Under employment agreements related to the distribution and license agreements, Mr. Dong and Mr. Guo are entitled to receive an aggregate of 240,000 restricted shares of our common stock (see Note 5) and warrants to purchase up to an aggregate of 440,000 shares of our common stock (see Note 7). An aggregate of 40,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 80,000 shares of our common stock vested immediately upon issuance. An aggregate of 100,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 200,000 shares of our common stock have vesting terms ranging from one to three years.  An aggregate of 100,000 shares of our restricted common stock will be issued and warrants to purchase up to an aggregate of 160,000 shares of our common stock will vest once we achieve certain financial and operational milestones.  The Company will account for the costs of the 100,000 shares of common stock and warrants to purchase up to an aggregate of 160,000 shares of common stock, at the time their issuance becomes probable.

The distribution, license and employment agreements are all scheduled to terminate in August 2016, and the Company does not intend to renew or restructure them unless it obtains significant new strategic partnering interest or supply contracts from multinational ingredient or beverage companies related to its stevia products or technologies.

9. SUBSEQUENT EVENTS

In July 2016, we issued options to purchase 1,525,703 shares of our common stock to six employees and one director with a fair value of $365,330 which will be amortized over 24 months as the options vest.  The fair value of these options granted was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 126.34%, (ii) discount rate of 1.60%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.  These options have an exercise price of $0.50 per share and expire ten years from the date of issuance.

In July 2016, we issued options to purchase 185,118 shares of our common stock to two consultants with a fair value of $44,326 at grant date.  These options have an exercise price of $0.50 per share and expire ten years from the date of issuance. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 126.34%, (ii) discount rate of 1.60%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the option grants to the consultants will be recalculated each quarter and will be amortized over 24 months as the options vest based on their fair value at the end of each quarterly reporting period.

In July 2016, we issued 1,436,170 shares of restricted common stock to our Chief Executive Officer and the Chairman of our board of directors with a fair value of $718,085, which will be amortized over 20 months as the shares vest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 24, 2016, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 24, 2016.

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

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 under the name Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001,  and issued and outstanding shares of common stock increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, added other key personnel.  In December 2015, we discovered novel pharmaceutical applications of our glycosylation technology for producing cannabinoid prodrugs and we have recently changed our operational focus towards pharmaceutical development of the cannabinoid prodrugs.  On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock will be exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000.  These changes became effective on July 20, 2016.

Plan of Operations

Business Overview

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

Cannabosides are cannabinoid “prodrugs,” which means that they are medications or compounds that, after administration, are converted within the body into a pharmacologically active drug, which already has a long history of clinical investigation and use.  A classic prodrug example is Aspirin, acetylsalicylic acid, which was first made by Felix Hoffmann at Bayer in 1897 and is a synthetic prodrug of salicylic acid.  Because there already exists independent verification of the active drug’s safety and efficacy, prodrugs may receive marketing approval more quickly than others, and in some cases may receive drug approvals through completion of small clinical studies evaluating bioequivalence or bioavailability.  At the same time, a prodrug can have many commercial advantages, including that they can be proprietary and patentable compositions of matter, unlike cannabinoids themselves, or older pharmaceutical formulations where patent protection has already expired.

Cannabosides are more stable and soluble than cannabinoids, so there is less risk of non-psychotropic cannabidiol (“CBD”) being converted to psychotropic THC in the acidic stomach environment, which may cause unwanted side effects in pediatric epilepsy patients, or in any medical treatment where oral CBD is used, and especially when oral CBD is administered at high dose.  Cannabosides enable the passage of cannabinoids through the digestive tract and their eventual release within the large intestine or colon, which enables targeted delivery of cannabinoids for treatment of gastrointestinal diseases.  This may enable the reduction or elimination of systemic delivery of THC into the bloodstream and brain, reducing psychoactive side effects, and enabling higher concentrations of compounds to be used for treatment of pain and inflammation within the colon.  Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which can also provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

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

A key part of our strategy will be to take advantage of a more efficient FDA review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials.   This expedited regulatory process is available for our cannabosides because in the U.S. and internationally there have already been many independent preclinical and clinical studies completed using the reference cannabinoid drugs we are studying.

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

We plan to complete preclinical studies necessary in order to launch multiple clinical trials in 2017 in order to evaluate the clinical pharmacokinetics of cannabosides, as well as their potential for providing symptomatic relief of abdominal pain and cramping.  WE also plan to obtain preliminary data about the regenerative potential of cannabosides, both when administered alone and in combination with other medications.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods.  The Company’s facilities include laboratories and a manufacturing suite for GMP production, which will be used for pharmaceutical-grade production of products to be tested initially in clinical trials, and these facilities will be registered with the U.S. FDA and DEA.

Our Operations

Product Development Plans

For each of the pharmaceutical products in our pipeline, the active cannabinoid pharmaceutical agents have either been independently approved by regulatory bodies, or are now in late-stage clinical trials, and there is extensive clinical data already available related to drug safety and effectiveness.  Because of this, the Company will in general benefit from the increased familiarity of clinical investigators and regulators with these compounds, which may enable abbreviated paths towards clinical testing and eventual approval of its pharmaceutical products..

Cannabinoids are known to be effective anti-inflammatory and neuroprotective agents, and as of 2015, more than 20 U.S. states have enacted medical marijuana laws to permit access to marijuana for treatment of a variety of conditions.  The approved conditions include chronic pain, inflammatory bowel disease, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more.  Cannabinoid pharmaceuticals are increasingly being approved as well, including primarily synthetic and botanical extracts of the two major constituents of Cannabis sativa, which are THC and CBD.  Dronabinol is a synthetic THC drug that has been approved for treating nausea and for stimulating appetite.  Nabiximols is a blend of two cannabinoids, THC and CBD, which has been approved in more than 20 countries for treatment of muscle spasticity in multiple sclerosis, and also for treatment of cancer pain in certain countries.

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

Product Pipeline

Our pipeline includes drug formulations of cannabosides, which are cannabinoid glycoside prodrugs.   Prodrugs are medications or compounds metabolized by the body into a pharmacologically active drug.  We have patents pending for more than 25 of these novel pharmaceutical compositions including prodrugs of THC, CBD, and CBDV, which are cannabinoids that are either marketed and approved as pharmaceutical products today, or that are under investigation in independent clinical trials currently.  Prodrugs can optimize the marketability of a drug because they can be patented and proprietary, and yet still be approved through an abbreviated regulatory pathway.  VITA-100 is an oral cannabinoid formulation containing cannabosides that is being developed for treatment of inflammatory bowel disease.  VITA-210 is a cannabinoid glycoside prodrug being developed primarily for treatment of pain and muscle spasticity in multiple sclerosis, inflammatory bowel syndrome and other disorders.

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
3.

Targeted delivery of compounds to specific tissues or organs, especially targeted delivery of cannabinoids to the colon or large intestine for treatment of gastrointestinal disorders including inflammatory bowel disease, which may reduce the delivery of psychoactive THC into the bloodstream and brain;

4.

Improved stability, preventing conversion of CBD to unwanted byproducts including THC in the acidic stomach environment, or other forms of degradation, and therefore enabling higher doses of CBD to be administered orally without undesirable side effects; and

5.

Delayed release, enabling long-lasting relief of symptoms for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional pharmaceuticals for overnight pain relief or as a sleep aid.

Drug	Treatment Indications	Status
Cannabosides - VITA-100	Inflammatory Bowel Disease	Phase 1/2 Trial Expected to Initiate in 2017

Cannabosides - VITA-210	Irritable Bowel Syndrome, Neuropathic Pain, Fibromyalgia, Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders	Phase 1/2 Trial Expected to Initiate in 2017
Additional Cannabosides Formulations	Epilepsy, Schizophrenia, Huntington’s disease, Guillain-Barré	Preclinical

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

Results of Operations

Three Months Ended June 30, 2016 and June 30, 2015

Our net loss during the three months ended June 30, 2016 was $(439,405) compared to net income of $215,594 for the three months ended June 30, 2015. During the three months ended June 30, 2016, we generated $46,377 in revenue and $21,258 in gross profit, compared to $61,915 in revenue and $37,882 in gross profit for the 2015 period. We expect such sales to continue at approximately this rate.

During the three months ended June 30, 2016, we incurred general and administrative expenses in the aggregate amount of $327,874 compared to $741,596 incurred during the three months ended June 30, 2015 (a decrease of $413,722. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as an agricultural biotechnology company engaged in the development of stevia products, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation costs which decreased to $98,919 in the period ending June 30, 2016, as compared to $370,704 in the period ending June 30, 2015.

In addition, during the three months ended June 30, 2016, we incurred research and development costs of $110,315, compared to $183,525 during the three months ended June 30, 2015 (a decrease of $73,210). This decrease resulted from reduced equipment and consulting expenses during the 2016 period.

During the three months ended June 30, 2016, we incurred related party rent and other costs totaling $6,900 compared to $10,900 incurred during the three months ended June 30, 2015.

This resulted in a loss from operations of $423,831 during the three months ended June 30, 2016 compared to a loss from operations of $898,139 during the three months ended June 30, 2015.

During the three months ended June 30, 2016, we recorded total net other income (expense) in the amount of $(15,574), compared to total net other income (expense) recorded during the three months ended June 30, 2015 in the amount of $1,113,733. During the three months ended June 30, 2016, we recorded an expense related to the change in fair value of derivatives of $14,953, compared to a gain of $1,113,801 during the 2015 quarter. This resulted in a  net loss of $439,405 during the three months ended June 30, 2016 compared to net income of $215,594 during the three months ended June 30, 2015.

The net loss during the three months ended June 30, 2016 compared to the net income for the three months ended June 30, 2015 is attributable primarily to the large gain related to the change in fair value of derivatives in the 2015 period offset by lower operating expenses and lower research and development expenditures in the 2016 period.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $69,212, which was comprised mainly of cash of $20,481. Our total current liabilities as of June 30, 2016 were $582,555 and consisted of accounts payable and accrued liabilities of $246,753, and derivative liability of $335,802. The derivative liability is a non-cash item related to certain of our outstanding warrants as of June 30, 2016. As a result, on June 30, 2016, we had working capital deficit of $513,343.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in stockholders’ deficit of $12,955,964 as of June 30, 2016, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 6 months after June 30, 2016. We will require additional financing to fund our planned long-term operations. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2016, net cash used in operating activities was $339,982 compared to net cash used in operating activities of $486,410 for the three months ended June 30, 2015. This decrease was primarily attributable to a decrease in the gain recognized related to the change in the fair value of derivatives. Net cash used in operating activities during the three months ended June 30, 2016 consisted primarily of a  net loss of $439,405, offset by $98,919 related to stock-based compensation and change in fair value of derivative liability of $14,953.    Net cash used in operating activities during the three months ended June 30, 2015 consisted primarily of net income of $215,594 and change in fair value of derivative liability of $1,113,801, offset by $371,029 related to stock-based compensation.

Net Cash Used in Investing Activities

During the three months ended June 30, 2016 and June 30, 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2016, net cash provided by financing activities was $265,030 compared to net cash provided by financing activities of $1,291,574 for the three months ended June 30, 2015. Net cash provided by financing activities during the three months ended June 30, 2016 and June 30, 2015 was attributable to the sale of common stock and warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30,  2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 2 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2016, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures . The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2016 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2016:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2016, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2016. As a result , there were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 24, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2016, the Company issued an aggregate of 2,650,000 shares of our common stock and warrants to purchase 7,950,000 of our common stock to certain investors and placement agents for net proceeds of approximately $265,000.  These shares were not initially registered under the Securities Act of 1933 (the “Securities Act”), and such securities were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act in reliance on the following facts: the investors represented that each of them was an accredited investor as defined in the rules and regulations under the Securities Act and that each of them was acquiring the shares of our common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and the shares were issued as restricted securities.

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

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	August 16, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
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