Form 10-Q
period 2016-09-30
Vitality Biopharma, Inc.
filed 2016-11-17
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 16, 2016, there were 14,380,968 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$33,664	$95,433
Accounts receivable, net	27,936	30,396
Inventory	6,470	6,470
Deposit	3,058	2,500

Total Assets	$71,128	$134,799

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$307,070	$244,937
Accounts payable - related party	20,700	6,900
Derivative liability	663,810	401,127

Total liabilities	991,580	652,964

Stockholders’ Deficit
Common stock, par value $0.001 per share;
1,000,000,000 shares authorized; 14,380,968 and 7,911,708 shares issued and outstanding, respectively	12,945	7,912
Shares issuable, 0 and 999,700 shares, respectively	-	99,970
Additional paid-in-capital	13,169,086	11,890,512
Accumulated deficit	(14,102,483)	(12,516,559)
Total stockholders’ deficit	(920,452)	(518,165)
Total liabilities and stockholders’ deficit	$71,128	$134,799

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Revenue	$45,888	$51,697	$92,265	$113,612
Cost of goods sold	20,893	41,199	46,012	65,232
Gross profit	24,995	10,498	46,253	48,380

Operating expenses:
General and administrative	706,609	556,945	1,034,483	1,298,541
Rent and other related party costs	6,900	4,900	13,800	15,800
Research and development	129,902	143,133	240,217	326,658
Total operating expenses	843,411	704,978	1,288,500	1,640,999

Loss from operations	(818,416)	(694,480)	(1,242,247)	(1,592,619)

Other income (expense)
Change in fair value of derivative liability	(328,008)	1,198,954	(342,961)	2,312,755
Interest expense	(95)	(148)	(716)	(216)
Total other income (expense), net	(328,103)	1,198,806	(343,677)	2,312,539

Net income (loss)	$(1,146,519)	$504,326	$(1,585,924)	$719,920

Net income (loss) per common share
Basic	$(0.09)	$0.06	$(0.15)	$0.09
Diluted	$(0.09)	$0.06	$(0.15)	$0.09
Weighted average number of common shares outstanding
Basic	12,247,463	7,857,120	10,916,841	7,722,334
Diluted	12,247,463	7,857,120	10,916,841	7,722,334

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Stock
Description	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Common Stock, Issuable	Total

Balance- March 31, 2016	7,911,708	$7,912	$11,890,512	$(12,516,559)	$99,970	$(518,165)
Issuance of common stock and warrants	2,650,000	2,650	262,350	-	(99,970)	165,030
Warrant exercises	2,070,590	2,071	349,930	-		352,001
Amortization of common stock issued to employees with vesting terms	1,436,170	-	129,749	-	-	129,749
Fair value of vested stock options	-	-	200,315	-	-	200,315
Extinguishment of derivative liability	-	-	80,278	-	-	80,278
Fair value of common stock issued for services	312,500	312	220,938			221,250
Fair value of vested warrants granted to employees	-	-	35,014	-	-	35,014
Net loss	-	-	-	(1,585,924)	-	(1,585,924)

Balance- September 30, 2016 (unaudited)	14,380,968	$12,945	$13,169,086	$(14,102,483)	$-	$(920,452)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2016	2015

Operating activities
Net income (loss)	$(1,585,924)	$719,920
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	200,315	149,556
Amortization of common stock issued to employees with vesting terms	129,749	93,468
Change in fair value of derivative liability	342,961	(2,312,755)
Fair value of common stock issued for services	221,250	176,000
Fair value of vested warrants granted to employees	35,014	112,045
Changes in operating assets and liabilities:
Accounts receivable	2,460	18,668
Deposit	(558)	-
Inventory	-	(954)
Accounts payable and accrued liabilities	62,133	49,527
Accounts payable - related party	13,800	5,900
Net cash used in operating activities	(578,800)	(988,625)

Financing activities
Proceeds from sale of common stock, net	165,030	1,291,574
Proceeds from exercise of warrants	352,001	-
Net cash provided by financing activities	517,031	1,291,574

Net increase (decrease) in cash	(61,769)	302,949

Cash and cash equivalent - beginning of period	95,433	389,730
Cash and cash equivalent - end of period	$33,664	$692,679

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$716	$216
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,694,651
Extinguishment of derivative liability	$80,278	$-

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 and 2015

(Unaudited)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 29, 2007. In December 2015, we discovered novel pharmaceutical applications of our glycosylation technology for producing cannabinoid prodrugs and we have recently changed our operational focus towards pharmaceutical development of the cannabinoid prodrugs. On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock were exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016. All share and per share information contained in this Quarterly Report, including these unaudited condensed financial statements, has been adjusted to reflect these changes as if it had occurred in the earliest period presented.

Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended September 30, 2016, the Company incurred a net loss of $1,585,924 and utilized $578,800 of cash in operations, and at September 30, 21016, had a stockholders’ deficit of $920,452. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2016 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the Company through December 31, 2016. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the six months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2016 was derived from the audited financial statements as of and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2016. These financial statements should be read in conjunction with that report.

Use of Estimates

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At September 30, 2016, and March 31, 2016, the allowance for doubtful accounts and returns and discounts was approximately $35,500 and $17,517, respectively.

Financial Assets and Liabilities Measured at Fair Value

The Company accounts for the fair value of financial instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

At September 30, 2016 and March 31, 2016, the Company’s balance sheet includes the fair value of derivative liabilities of $663,810 and $401,127, respectively, that were measured using level 2 measurements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of September 30, 2016 potentially dilutive securities include options to acquire 2,652,488 shares of common stock and warrants to acquire 9,702,713 shares of common stock. At September 30, 2015 potentially dilutive securities include options to acquire 899,167 shares of common stock and warrants to acquire 2,502,713 shares of common stock. The basic and fully diluted shares for the three and six months ended September 30, 2016 are the same because the inclusion of the potential shares would have had an anti-dilutive effect. Diluted net income per common share for the three and six months ended September 30, 2015 was the same as the exercise price of the potentially dilutive securities was greater than the trading price during the period.

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

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. DERIVATIVE LIABILITY

Under authoritative guidance by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to purchasers and placement agent in June 2013 and September 2014, and the warrants issued to investors in May 2015, do not have fixed settlement provisions because their exercise prices will be lowered if the Company issues securities at lower prices in the future or have other variable provisions. The Company was required to include the reset provisions in order to protect the holders of the warrants from the potential dilution associated with future financings, and a fundamental transaction provision, which require a revaluation of the liabilities. In accordance with the FASB authoritative guidance, the warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2016 and September 30, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	September 30, 2016	March 31, 2016
Exercise Price	$2.00 - 4.25	$3.00 - 4.50
Stock Price	$1.08	$0.70
Risk-free interest rate	0.59 - 0.98%	0.19 - 1.04%
Expected volatility	127.45%	105.06 - 124.77%
Expected life (in years)	1.0 - 3.7 years	0.1 - 4.2 years
Expected dividend yield	0	0

Fair Value:	$663,810	$401,127

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

At March 31, 2016, the fair value of the derivative liabilities was $401,127. During the six months ended September 30, 2016, derivative liabilities of $80,278 were extinguished that were related to warrants that expired. In addition the Company recorded an increase in fair value of the derivative liabilities of $342,961. At September 30, 2016, the fair value of the derivative liabilities was $663,810.

3. EQUITY

Equity Financing

In May 2016, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company, in a private placement, of units including 2,650,000 shares of the Company’s common stock (the “Shares”) and Warrants to purchase 7,950,000 shares of the Company’s common stock (the “Warrants”), at a price of $0.10 per Share. The Warrants have an exercise price of $0.17 per share and expire February 4, 2017. The offering closed on May 4, 2016, and aggregate proceeds to the Company from the sale of the Shares and Warrants was $265,000. $165,030 of the proceeds was received in the current period and $99,970 was received prior to April 1, 2016 and had been reflected as common stock issuable at March 31, 2016.

Common stock issued to employees for services with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards were based on the market price of the Company’s common stock at the dates granted, and are amortized over vesting terms ranging up to three years.

During the six months ended September 30, 2016, the Company issued an aggregate of 1,436,170 shares of its common stock to one officer and one director. The aggregate fair value of these awards was approximately $718,000, which will amortized over the 1.75 year vesting term of the awards.

At March 31, 2016, the accumulated vested balance of stock awards was $611,216. During the six months ended September 30, 2016, the fair value of stock awards that vested was $129,749. At September 30, 2016, the accumulated vested balance of the stock awards $740,965. At September 30, 2016, the amount of unvested compensation related to these awards is approximately $614,000, and will be recorded as expense over 1.4 years as the shares vest.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2016	175,833
Granted	1,436,170
Vested	(2,500)
Forfeited	(2,500)
Non-vested shares, September 30, 2016	1,607,003

4. STOCK OPTIONS

During the six months ended September 30, 2016, the Company granted to employees options to purchase an aggregate of 1,618,262 shares of the Company’s common stock with exercise price of $0.50 per share, that expire ten years from the date of grant, and all have vesting period of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 126.34%, (ii) discount rate of 1.60%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $775,000.

During the six months ended September 30, 2016, the Company also granted to two consultants options to purchase 142,559 shares of the Company’s common stock with exercise prices of per share $0.50 and $0.96, respectively, both option grants expire in ten years from date of grant, and both have vesting period of 24 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34%, (ii) discount rate of 1.36%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. The total fair value of the option grants to the consultants at their grant dates was approximately $146,000.

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the six months ended September 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	907,500	$3.30
Granted	1,760,821	0.51
Exercised	-	-
Expired	(225,000)	3.73
Cancelled	(15,833)	3.40
Balance outstanding at September 30, 2016	2,427,488	$1.08
Balance exercisable at September 30,2016	524,167	$2.64

At September 30, 2016, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, September 30, 2016	1,710,821	$0.50	$0.5
	50,000	$0.96	$0.96
	130,000	$1.00	$10.00
	10,000	$1.50	$0.40
	287,500	$2.00 - 2.70	$2.00 - 2.70
	130,000	$3.10 - 3.80	$3.10 - 3.80
	49,167	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	2,427,488

Options Exercisable, September 30,2016	130,000	$1.00	$10.00
	2,500	$1.50	$0.40
	177,500	$2.00 - 2.70	$2.00 - 2.70
	108,334	$3.10 - 3.80	$3.10 - 3.80
	45,833	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	524,167

During the six months ended September 30, 2016 and 2015, we expensed total stock-based compensation related to vesting stock options of $200,315 and $149,556, respectively, and the remaining unamortized cost of the outstanding stock options at September 30, 2016 was $1,045,044. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at September 30, 2016 were approximately $1,000,000 and $0, respectively.

5. WARRANTS

At September 30, 2016, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	2,002,718	$3.50
Granted	7,950,000	0.17
Exercised	(2,070,590)	0.17
Expired	(250,000)	$4.00
Balance outstanding and exercisable at September 30, 2016	7,632,128	$0.65

Warrants issued in equity financing (see Note 3)

In May 2016, the Company issued warrants to purchase up to an aggregate of 7,950,000 shares of the Company’s common stock in conjunction with a securities purchase agreement for the sale of shares of the Company’s common stock and warrants. The warrants have an exercise price of $0.17 per share and expire on February 4, 2017.

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two employees, pursuant to which these employees received warrants to purchase an aggregate of 440,000 shares of the Company’s common stock (see Note 7). The warrants have an exercise price of $3.00, and a term of ten years from issue date. Warrants to purchase 80,000 shares of common stock vested immediately and their grant date fair value of $201,680 was recorded as an expense in 2014. Warrants to purchase 200,000 shares of common stock with a fair value of $504,204 upon grant date are being amortized over their vesting terms, which ranges from one year to three years. The balance of 160,000 warrants vest upon the achievement of certain milestones, as defined, none of which have been met through September 30, 2016. At March 31, 2016, the accumulated amortization of the vested fair value for these warrants was $614,846. During the six months ended September 30, 2016, amortization of vested warrants was $35,014, and at September 30, 2016, the accumulated amortization for vested warrants was $649,860.

During the six months ended September 30, 2016, the Company received $352,000 of proceeds from holders of warrants to acquire 2,070,590 shares of common stock.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at September 30, 2016 and March 31, 2016 was approximately $5,350,263 and $0, respectively.

6. RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

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

Aggregate payments under the above lease for the six months ended September 30, 2016 and 2015 were $0 and $15,800, respectively.

7. DISTRIBUTION AND LICENSE AGREEMENTS

In August 2014, the Company entered into distribution and license agreements with Qualipride International and certain individuals to provide stevia products to the Company. In connection with these agreements, the Company issued 1,400,000 shares of common stock with a total fair value of $420,000 that was being amortized over a three year vesting term (see Note 4). At September 30, 2016, the accumulated amortization for these shares was $395,000. Also in connection with these agreements, the Company issued warrants to purchase 440,000 shares of common stock with a total fair value of $705,880 (See Note 5). At September 30, 2016, the accumulated amortization for these warrants was $649,860. The distribution and license agreements terminated in August 2016 and beginning September 1, 2016, there is no further amortization of fair value being recorded for the common stock or warrants.

8. SUBSEQUENT EVENT

In October 2016, the Company received $204,000 of proceeds from holders of warrants to acquire 1,200,000 shares of common stock.

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

Plan of Operations

Business Overview

Vitality Biopharma is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders, such as inflammatory bowel disease and narcotic bowel syndrome, a form of severe opiate-induced bowel dysfunction.

Vitality Biopharma has developed a new class of cannabinoid pharmaceuticals known as cannabosides, which were discovered in 2015 through application of the company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners.

Cannabosides are cannabinoid glycoside “prodrugs,” which means that they are medications or compounds that, after administration, are converted within the body into a pharmacologically active drug, which already has a long history of clinical investigation and use. A classic prodrug example is Aspirin, acetylsalicylic acid, which was first made by Felix Hoffmann at Bayer in 1897 and is a synthetic prodrug of salicylic acid. Because there already exists independent verification of the active drug’s safety and efficacy, prodrugs may receive marketing approval more quickly than others, and in some cases may receive drug approvals through completion of small clinical studies evaluating bioequivalence or bioavailability. At the same time, a prodrug can have many commercial advantages, including that they can be proprietary and patentable compositions of matter, unlike cannabinoids themselves, or older pharmaceutical formulations where patent protection has already expired.

Cannabosides are more stable and soluble than cannabinoids, and upon oral delivery, cannabinoids pass through the digestive tract and release within the large intestine or colon. This enables targeted delivery of cannabinoids for the treatment of gastrointestinal disorders. Cannabosides enable the reduction or elimination of systemic delivery of THC into the bloodstream and brain, reducing psychoactive side effects, and enabling higher concentrations of compounds to be used for treatment of pain and inflammation. Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which can also provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, CBD, CBDV, and other phytocannabinoids and endocannabinoids. Upon successful patent prosecution, protection would extend until 2035 and be available in all major markets worldwide. In addition, we have filed composition of matter claims on vanilloid glycoside compounds that target the TRPV receptors, which mediate pain relief. The Company aims to develop and approve these proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to amplify the benefits that have been evidenced through use of cannabinoids or medical marijuana for treatment of neurological and inflammatory conditions.

A key part of our strategy will be to take advantage of a more efficient FDA review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials. Expedited regulatory processes may be available for our cannabosides because in the U.S. and internationally there have already been many independent preclinical and clinical studies completed using the reference cannabinoid drugs we are studying, and so existing clinical data may be submitted to drug regulatory agencies as supporting evidence of our compounds’ safety and efficacy.

We are initially developing our cannabosides drug formulations for treatment of inflammatory bowel disease as well as narcotic bowel syndrome, a severe form of opiate-induced abdominal pain.

For inflammatory bowel disease (IBD), there have been independently-conducted preclinical and clinical studies that have demonstrated the benefit of cannabinoids, and many U.S. states now permit the use of medical marijuana for IBD, including for treatment of Crohn’s disease or ulcerative colitis patients. Independently-run clinical trials have found that in 313 patients studied who used cannabinoids with IBD that 83.9% of patients reported improvement in abdominal pain, and 76.8% of patients reported improvement in abdominal cramping. In addition, in a separate and also independently-managed placebo-controlled clinical trial, it was found that 45% of Crohn’s disease patients achieved complete remission compared to only 10% of controls. Patients also reported improvements in sleep and appetite with no significant side effects. These patients had been non-responders to front-line treatment with corticosteroids, immunomodulators, or anti-TNF-alpha therapies, and experienced these effects during only 8 weeks of treatment.

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. In studies, more than half (58%) of opiate users have reported chronic abdominal pain. When opiate-induced abdominal pain is undiagnosed, potentially due to more common gastrointestinal disorders like opiate-induced constipation, it may lead to a vicious cycle of dose escalation. While seeking pain relief, increasing the dose of opiate medications may lead both to worsening abdominal pain and also more severe drug addiction. Studies have reported that approximately 6% of opiate users have NBS, and that patients afflicted with this disorder report a quality-of-life that is worse than patients with quadriplegia. Independent preclinical studies have reported that endogenous opioid peptides may play a role within the intestinal tract in the development of inflammation, and that they act in a synergistic manner to opiates for pain relief, meaning that cannabinoids could enable opiate dose reduction without sacrificing pain relief. Independent clinical studies have confirmed this effect, where it was reported that cannabis provides additional pain relief to patients taking stable doses of opiates for chronic pain management, and that they also were reported to reduce the severity of common opiate withdrawal symptoms, such as nausea. Independent clinical studies have also found an inadequacy in current treatments for narcotic bowel syndrome, showing that 45.8% of patients had returned to using narcotics within only three months.

We plan to complete preclinical studies necessary to commence clinical trials in 2017, which will focus initially on evaluating the clinical pharmacokinetics and safety of cannabosides, as well then evaluate their utility for treatment of inflammatory bowel disease and narcotic bowel syndrome. We plan to conduct additional preclinical studies also, which will evaluate the utility of cannabosides for providing symptomatic relief of chronic conditions such as neuropathic pain, irritable bowel syndrome, muscle spasticity in multiple sclerosis, and opiate-induced bowel dysfunction.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods. The Company’s facilities include laboratories and a manufacturing suite for GMP production, which will be used for pharmaceutical-grade production of products to be tested initially in clinical trials, and these facilities will be registered with the U.S. FDA and DEA.

Our Operations

Product Development Plans

For each of the pharmaceutical products in our pipeline, the active cannabinoid pharmaceutical agents have either been independently approved by regulatory bodies, or are now in late-stage clinical trials, and there is extensive clinical data already available related to drug safety and effectiveness. Because of this, the Company will in general benefit from the increased familiarity of clinical investigators and regulators with these compounds, which may enable abbreviated paths towards clinical testing and eventual approval of its pharmaceutical products.

Cannabinoids are known to be effective anti-inflammatory and neuroprotective agents, and as of 2015, more than 20 U.S. states have enacted medical marijuana laws to permit access to marijuana for treatment of a variety of conditions. The approved disease indications include ones directly related to the drug indications we are targeting, as well as many others. The list includes chronic pain, inflammatory bowel disease, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more. Cannabinoid pharmaceuticals are increasingly being approved as well, including primarily synthetic and botanical extracts of the two major constituents of Cannabis sativa, which are THC and CBD. Dronabinol is a synthetic THC drug that has been approved for treating nausea and for stimulating appetite. Nabiximols is a blend of two cannabinoids, THC and CBD, which has been approved in more than 20 countries for treatment of muscle spasticity in multiple sclerosis, and also for treatment of cancer pain in certain countries.

CBD is not psychoactive, has established antianxiety and antipsychotic effects, and beyond its inclusion in nabiximols, is also being investigated independently by clinical researchers as a stand-alone agent for epilepsy, schizophrenia, inflammatory bowel disease, opiate dependence, and a variety of other neurological and inflammatory conditions. We intend to obtain marketing authorizations in one or more of these disease indications, while focusing initially on inflammatory bowel disease and narcotic bowel syndrome.

Short Term Development Targets

●	Complete additional pharmacokinetic studies and additional preclinical efficacy trials to support clinical development of cannabosides

●	Complete the manufacture of cannaboside formulations that will be used in initial clinical studies

●	Obtain regulatory approval for first-in-man clinical studies to evaluate the pharmacokinetics of cannabosides, and to obtain preliminary data about their efficacy for providing relief of key symptoms that are common to inflammatory bowel disease and narcotic bowel syndrome

●	Obtain regulatory approval to begin manufacturing of pharmaceutical-grade cannabinoids, in order to support future clinical trials and for marketing authorizations both by the U.S. FDA

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

VITA-100 is an oral cannabinoid formulation containing cannabosides that is being developed for acute treatment of inflammatory bowel disease and narcotic bowel syndrome. VITA-210 is an or cannabinoid formulation containing cannabosides being investigated in preclinical studies for chronic treatment of neuropathic pain, irritable bowel syndrome, muscle spasticity in multiple sclerosis, and opioid-induced bowel dysfunction.

Through a process called glycosylation, the solubility and stability of a drug can be significantly improved. Cannabinoid glycoside prodrugs and their use in drug formulations that are currently under development at Vitality Biopharma are designed to enable significant benefits, including:

1.	Administration of cannabinoids in a convenient oral formulation;

2.	Targeted delivery of compounds to specific tissues or organs, especially targeted delivery of cannabinoids to the colon or large intestine, which can reduce or eliminate the delivery of psychoactive THC into the bloodstream and brain;

3.	Improved solubility, leading to oral formulations that are easy to manufacture and that improve the taste of products through reduction or removal of harsh organic solvents;

4.	Improved stability, preventing conversion of CBD to unwanted byproducts including THC in the acidic stomach environment, or other forms of degradation, and therefore enabling higher doses to be administered orally; and

5.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

Drug	Treatment Indications	Status

Cannabosides - VITA-100	Inflammatory Bowel Disease, Narcotic Bowel Syndrome	Phase 1/2 Trial Expected to Initiate in 2017

Cannabosides - VITA-210	Neuropathic Pain, Irritable Bowel Syndrome, Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders, Opiate-Induced Bowel Dysfunction	Phase 1 Trial Expected to Initiate in 2017

Additional Cannabosides Formulations	Epilepsy, Schizophrenia, Huntington’s disease, Guillain-Barré	Preclinical

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

Results of Operations

Three Months Ended September 30, 2016 and September 30, 2015

Our net loss during the three months ended September 30, 2016 was $1,146,519 compared to a net income of $504,326 for the three months ended September 30, 2015. During the three months ended September 30, 2016, we generated $45,888 in revenue and $24,995 in gross profit, compared to $51,697 in revenue and $10,498 in gross profit for the 2015 period. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately this rate.

During the three months ended September 30, 2016, we incurred general and administrative expenses in the aggregate amount of $706,609 compared to $556,945 incurred during the three months ended September 30, 2015 (an increase of $149,664). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation costs which increased to $185,051 in the period ending September 30, 2016, as compared to $76,646 in the period ending September 30, 2015 (an increase of $108,405).

In addition, during the three months ended September 30, 2016, we incurred research and development costs of $129,902, compared to $143,133 during the three months ended September 30, 2015 (a decrease of $13,231).

During the three months ended September 30, 2016, we incurred related party rent and other costs totaling $6,900 compared to $4,900 incurred during the three months ended September 30, 2015 (an increase of $2,000). This increase resulted from a credit issued during the 2015 period.

This resulted in a loss from operations of $818,416 during the three months ended September 30, 2016 compared to a loss from operations of $694,480 during the three months ended September 30, 2015.

During the three months ended September 30, 2016, we recorded total net other income (expenses) in the amount of $(328,103), compared to total net other income (expenses) recorded during the three months ended September 30, 2015 in the amount of $1,198,806. During the three months ended September 30, 2016, we recorded a loss related to the change in fair value of derivatives of $328,008, compared to a gain of $1,198,954 during the 2015 quarter. This resulted in a net loss of $1,146,519 during the three months ended September 30, 2016, compared to net income of $504,326 during the three months ended September 30, 2015.

The net income during the three months ended September 30, 2015 compared to the net loss for the three months ended September 30, 2016 is attributable primarily to the loss related to the change in the fair value of derivatives in the 2016 period compared to the large gain recorded during the 2015 period.

Six Months Ended September 30, 2016 and September 30, 2015

Our net loss during the six months ended September 30, 2016 was $1,585,924 compared to net income of $719,920 for the six months ended September 30, 2015. During the six months ended September 30, 2016, we generated $92,265 in revenue and $46,253 in gross profit from sales of certain research products, compared to $113,612 in revenue and $48,380 in gross profit from sales of certain research products. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately this rate.

During the six months ended September 30, 2016, we incurred general and administrative expenses in the aggregate amount of $1,034,483 compared to $1,298,541 incurred during the six months ended September 30, 2015 (a decrease of $264,058). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The general and administrative expenses included stock-based compensation of $283,970 during the six months ended September 30, 2016, as compared to stock-based compensation of $300,762 during the six months ended September 30, 2015 (a decrease of $16,792).

In addition, during the six months ended September 30, 2016, we incurred research and development costs of $240,217 relating to research and development, compared to research and development costs of $326,658 during the six months ended September 30, 2015 (a decrease of $86,441). The decrease resulted primarily from changes in our research and development activities, including lower equipment costs included in the 2015 period.

During the six months ended September 30, 2016, we incurred related party rent and other costs totaling $13,800 compared to $15,800 incurred during the six months ended September 30, 2015 (a decrease of $2,000). This decrease resulted from a one time additional charge during the 2015 period.

This resulted in a loss from operations of $1,242,247 during the six months ended September 30, 2016 compared to a loss from operations of $1,592,619 during the six months ended September 30, 2015.

During the six months ended September 30, 2016, we recorded total other income (expense) in the amount of $(343,677), compared to total other income (expense) recorded during the six months ended September 30, 2015 in the amount of $2,312,539. During the six months ended September 30, 2015, we recorded a loss related to the change in fair value of derivative liabilities of $342,961, compared to a gain of $2,312,755 during the six months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $71,128, which was comprised mainly of cash of $33,664. Our total current liabilities as of September 30, 2016 were $991,580 and consisted of accounts payable and accrued liabilities of $307,070, and derivative liability of $663,810. The derivative liability is a non-cash item related to certain of our outstanding warrants as of September 30, 2016. As a result, on September 30, 2016, we had working capital deficit of $920,452.

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended September 30, 2016, the Company incurred a net loss of 1,585,924 and at September 30, 21016, had a stockholders’ deficit of $920,452. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2016 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the Company through March 31, 2017. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2016, net cash used in operating activities was $578,800 compared to net cash used in operating activities of $988,625 for the six months ended September 30, 2015. This decrease was primarily attributable to a loss related to the change in fair value of derivative liability. Net cash used in operating activities during the six months ended September 30, 2016 consisted primarily of a net loss of $1,585,924 offset by a change in fair value of derivative liability of $342,961, $200,315 related to stock-based compensation for vested stock options and $221,250 for stock issued in exchange for services. Net cash used in operating activities during the six months ended September 30, 2015 consisted primarily of net income of $719,920 and change in fair value of derivative liability of $2,312,755, offset by $149,556 related to stock-based compensation for vested stock options and $112,045 for stock-based compensation for vested warrants granted to employees.

Net Cash Used in Investing Activities

During the six months ended September 30, 2016 and September 30, 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2016, net cash provided by financing activities was $517,031 compared to net cash provided by financing activities of $1,291,574 for the six months ended September 30, 2015. Net cash provided by financing activities during the six months ended September 30, 2016 was attributable to $265,000 from the sale of common stock and warrants and $252,031 provided by the exercise of warrants. Net cash provided by financing activities during the six months ended September 30, 2015 was attributable to the sale of common stock and warrants.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Revenue Recognition

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

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2016, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2016 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2016:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2016, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the six months ended September 30, 2016. As a result , there were no changes in our internal control over financial reporting during the six months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	November 17, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

