Form 10-Q
period 2016-12-31
Vitality Biopharma, Inc.
filed 2017-02-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of February 13, 2017, there were 17,786,515 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(unaudited)
Assets
Current Assets
Cash	$153,836	$95,433
Accounts receivable, net	32,187	30,396
Inventory	6,470	6,470
Deposit	3,058	2,500

Total Assets	$195,551	$134,799

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$374,587	$244,937
Accounts payable - related party	27,600	6,900
Derivative liability	474,562	401,127

Total liabilities	876,749	652,964

Stockholders’ Deficit
Common stock, par value $0.001 per share;
1,000,000,000 shares authorized; 17,348,372 and 7,911,708 shares issued and outstanding, respectively	15,912	7,912
Shares issuable, 0 and 999,700 shares, respectively	-	99,970
Additional paid-in-capital	15,924,681	11,890,512
Accumulated deficit	(16,621,791)	(12,516,559)
Total stockholders’ deficit	(681,198)	(518,165)
Total liabilities and stockholders’ deficit	$195,551	$134,799

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Revenue	$39,682	$80,818	$131,947	$194,430
Cost of goods sold	19,930	30,671	65,942	95,903
Gross profit	19,752	50,147	66,005	98,527

Operating expenses:
General and administrative	669,574	535,389	1,685,527	1,833,930
Rent and other related party costs	6,900	7,900	20,700	23,700
Research and development	255,334	161,144	483,638	487,802
Total operating expenses	931,808	704,433	2,189,865	2,345,432

Loss from operations	(912,056)	(654,286)	(2,123,860)	(2,246,905)

Other income (expense)
Change in fair value of derivative liability	(1,587,854)	570,797	(1,980,592)	2,883,552
Interest expense	(64)	(147)	(780)	(363)
Total other income (expense), net	(1,587,918)	570,650	(1,981,372)	2,883,189

Net income (loss)	$(2,499,974)	$(83,636)	$(4,105,232)	$636,284

Net income (loss) per common share
Basic	$(0.17)	$(0.01)	$(0.34)	$0.08
Diluted	$(0.17)	$(0.01)	$(0.34)	$0.08
Weighted average number of common shares outstanding
Basic	14,776,759	7,660,444	12,191,740	7,541,984
Diluted	14,776,759	7,660,444	12,191,740	7,541,984

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED DECEMBER 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated	Common Stock,
Description	Shares	Amount	Capital	Deficit	Issuable	Total

Balance- March 31, 2016	7,911,708	$7,912	$11,890,512	$(12,516,559)	$99,970	$(518,165)
Issuance of common stock and warrants	2,650,000	2,650	262,350	-	(99,970)	165,030
Shares issued upon warrant exercises	4,570,590	4,571	772,429	-	-	777,000
Amortization of restricted stock issued to employees with vesting terms	1,436,170	-	235,499	-	-	235,499
Fair value of vested stock options	-	-	581,510	-	-	581,510
Extinguishment of derivative liability	454,364	454	1,906,706	-	-	1,907,160
Fair value of common stock issued for services	350,000	350	275,650			276,000

Cancellation of unvested restricted stock granted to employee	(25,000)	(25)	25			-
Adjustment to common stock in conjunction with reverse stock split	540
Net loss	-	-	-	(4,105,232)	-	(4,105,232)

Balance- December 31, 2016 (unaudited)	17,348,372	$15,912	$15,924,681	$(16,621,791)	$-	$(681,198)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2016	2015

Operating activities
Net income (loss)	$(4,105,232)	$636,284
Adjustments to reconcile net income (loss) to net cash used in operating activities
Fair value of vested stock options	581,510	186,447
Amortization of restricted stock issued to employees with vesting terms	235,499	152,701
Change in fair value of derivative liability	1,980,592	(2,883,552)
Fair value of common stock issued for services	276,000	276,000
Fair value of vested warrants granted to employees	-	147,059
Changes in operating assets and liabilities:
Accounts receivable	(1,791)	(15,195)
Deposit	(558)	-
Inventory	-	612
Accounts payable and accrued liabilities	129,653	27,418
Accounts payable - related party	20,700	(1,000)
Net cash used in operating activities	(883,627)	(1,473,226)

Financing activities
Proceeds from issuance of common stock and warrants, net	165,030	1,291,574
Proceeds from exercise of warrants	777,000	-
Net cash provided by financing activities	942,030	1,291,574

Net increase (decrease) in cash	58,403	(181,652)

Cash and cash equivalent - beginning of period	95,433	389,730
Cash and cash equivalent - end of period	$153,836	$208,078

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$780	$363
Income taxes	$-	$-

Non-cash activities:
Fair value of warrants issued with common stock recorded as derivative liability	$-	$1,694,651
Extinguishment of derivative liability	$1,907,160	$-

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 and 2015

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

Going Concern

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended December 31, 2016, the Company incurred a net loss of $4,105,232 and utilized $883,627 of cash in operations, and at December 31, 2016, had a stockholders’ deficit of $681,198. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2016 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the Company through June 30, 2017. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the nine months ended December 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2016 was derived from the audited financial statements as of and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2016. These financial statements should be read in conjunction with that report.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At December 31, 2016, and March 31, 2016, the allowance for doubtful accounts and returns and discounts was approximately $35,500 and $17,517, respectively.

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

At December 31, 2016 and March 31, 2016, the Company’s balance sheet includes the fair value of derivative liabilities of $474,562 and $401,127, respectively, that were measured using level 2 measurements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2016 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance of the FASB, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

As of December 31, 2016 potentially dilutive securities include options to acquire 2,427,488 shares of common stock and warrants to acquire 4,045,163 shares of common stock. As of December 31, 2015 potentially dilutive securities include options to acquire 899,167 shares of common stock and warrants to acquire 2,502,714 shares of common stock. The basic and fully diluted shares for the three and nine months ended December 31, 2016 are the same because the inclusion of the potential shares would have had an anti-dilutive effect. The basic and fully diluted shares for the three and nine months ended December 31, 2015 are the same because (i) for the three months ended December 31, 2015, the inclusion of the potential shares would have had an anti-dilutive effect and (ii) for the nine months ended December 31, 2015, there were no instruments that would result in issuance of additional shares using the treasury stock method

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09.    ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows.  The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018.

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

As of March 31, 2016 and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	December 31, 2016	March 31, 2016
Exercise Price	$2.00 - 4.25	$3.00 - 4.50
Stock Price	$3.00	$0.70
Risk-free interest rate	0.85 – 1.47%	0.19 - 1.04%
Expected volatility	131.33%	105.06 - 124.77%
Expected life (in years)	1.0 - 3.7 years	0.1 - 4.2 years
Expected dividend yield	0	0

Fair Value:	$474,562	$401,127

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

At March 31, 2016, the fair value of the derivative liabilities was $401,127. During the nine months ended December 31, 2016, the Company recorded an increase in fair value of the derivative liabilities of $1,980,592. In addition, derivative liabilities of $80,278 were extinguished that were related to warrants that expired and $1,826,882 was extinguished upon the cashless exercise of warrants. At December 31, 2016, the fair value of the derivative liabilities was $474,562.

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

During the nine months ended December 31, 2016, the Company issued an aggregate of 1,436,170 shares of its common stock to one officer and one director. The aggregate fair value of these awards was approximately $718,000, which will amortized over the 1.75 year vesting term of the awards.

At March 31, 2016, the accumulated vested balance of stock awards was $611,216. During the nine months ended December 31, 2016, the fair value of stock awards that vested was $235,499. At December 31, 2016, the accumulated vested balance of the stock awards $846,715. At December 31, 2016, the amount of unvested compensation related to these awards is approximately $513,000, and will be recorded as expense over 1.25 years as the shares vest.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, March 31, 2016	175,833
Granted	1,436,170
Vested	(565,113)
Forfeited	(2,500)
Non-vested shares, December 31, 2016	1,021,890

4. STOCK OPTIONS

During the nine months ended December 31, 2016, the Company granted to employees options to purchase an aggregate of 1,618,262 shares of the Company’s common stock with exercise price of $0.50 per share, that expire ten years from the date of grant, and all have vesting period of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 126.34%, (ii) discount rate of 1.60%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $775,000. For the nine months ended December 31, 2016, amortization of approximately $179,000 was recorded related to these options.

During the nine months ended December 31, 2016, the Company also granted to two consultants options to purchase 142,559 shares of the Company’s common stock with exercise prices of per share $0.50 and $0.96, respectively, both option grants expire in ten years from date of grant, and both have vesting period of 24 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34%, (ii) discount rate of 1.36%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. The total fair value of the option grants to the consultants at their grant dates was approximately $146,000. The Company re-measures any non-vested options to non-employees to fair value at the end of each reporting period. At December 31, 2016, the fair value of the 142,559 options was $417,000. During the nine months ended December 31, 2016, amortization of $85,880 was recorded on these options.

Pursuant to the terms of the 2012 Stock Incentive Plan, the exercise price for all equity awards issued under the 2012 Stock Incentive Plan is based on the market price per share of the Company’s common stock on the date of grant of the applicable award.

A summary of the Company’s stock option activity for the nine months ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	907,500	$3.30
Granted	1,760,821	0.51
Exercised	-	-
Expired	(225,000)	3.73
Cancelled	(15,833)	3.40
Balance outstanding at December 31, 2016	2,427,488	$1.08
Balance exercisable at December 31,2016	560,417	$2.60

At December 31, 2016, options to purchase common shares were outstanding as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price

Options Outstanding, December 31, 2016	1,710,821	$0.50	$0.5
	50,000	$0.96	$0.96
	130,000	$1.00	$10.00
	10,000	$1.50	$0.40
	287,500	$2.00 - 2.70	$2.00 - 2.70
	130,000	$3.10 - 3.80	$3.10 - 3.80
	49,167	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	2,427,488

Options Exercisable, December 31,2016	130,000	$1.00	$10.00
	5,000	$1.50	$0.40
	211,250	$2.00 - 2.70	$2.00 - 2.70
	108,334	$3.10 - 3.80	$3.10 - 3.80
	45,833	$4.00 - 4.70	$4.00 - 4.70
	60,000	$5.10	$5.10
	560,417

During the nine months ended December 31, 2016 and 2015, we expensed total stock-based compensation related to vesting stock options of $581,510 and $186,447, respectively, and the remaining unamortized cost of the outstanding stock options at December 31, 2016 was $1,145,699. This cost will be amortized over a weighted average remaining vesting period of 2 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The intrinsic values of all outstanding and exercisable stock options at December 31, 2016 were approximately $5,000,000 and $450,000, respectively.

5. WARRANTS

At December 31, 2016, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2016	2,002,718	$3.50
Granted	7,950,000	0.17
Exercised	(5,657,555)	0.50
Expired	(250,000)	$4.00
Balance outstanding and exercisable at December 31, 2016	4,045,163	$0.65

Warrants issued in equity financing (see Note 3)

In May 2016, the Company issued warrants to purchase up to an aggregate of 7,950,000 shares of the Company’s common stock in conjunction with a securities purchase agreement for the sale of shares of the Company’s common stock and warrants. The warrants have an exercise price of $0.17 per share and expired on February 4, 2017. All of these warrants were exercised prior to expiration.

Warrants issued to employees

On August 25, 2014, we entered into employment agreements with two employees, pursuant to which these employees received warrants to purchase an aggregate of 440,000 shares of the Company’s common stock with a fair value of $705,880. The warrants have an exercise price of $3.00, and a term of ten years from issue date. Warrants to purchase 80,000 shares of common stock vested immediately and warrants to purchase 200,000 shares of common stock were amortized over their vesting terms of one year to three years. The balance of 160,000 warrants vest upon the achievement of certain milestones, as defined, none of which have been met through December 31, 2016. At March 31, 2016, the accumulated amortization of the vested fair value for these warrants was $614,846. During the nine months ended December 31, 2016, amortization of vested warrants was $0, and at December 31, 2016, the accumulated amortization for vested warrants was $649,860. Beginning September 1, 2016, there is no further amortization of fair value being recorded for the warrants (see Note 7).

During the nine months ended December 31, 2016, the Company received $777,000 of proceeds from holders of warrants to acquire 4,750,590 shares of common stock. In addition, warrant holders exchanged 1,086,965 warrants on a cashless basis for 454,364 shares of common stock.

The aggregate intrinsic value of all of the outstanding and exercisable warrants at December 31, 2016 and March 31, 2016 was approximately $9,750,000 and $0, respectively.

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

Aggregate payments under the above lease for the nine months ended December 31, 2016 and 2015 were $0 and $15,800, respectively.

7. DISTRIBUTION AND LICENSE AGREEMENTS

In August 2014, the Company entered into distribution and license agreements with Qualipride International and certain individuals to provide stevia products to the Company. In connection with these agreements, the Company issued 1,400,000 shares of common stock with a total fair value of $420,000 that was being amortized over a three year vesting term (see Note 3). At December 31, 2016, the accumulated amortization for these shares was $395,000. Also in connection with these agreements, the Company issued warrants to purchase 440,000 shares of common stock with a total fair value of $705,880 (See Note 5). At December 31, 2016, the accumulated amortization for these warrants was $649,860. The distribution and license agreements terminated in August 2016 and beginning September 1, 2016, there is no further amortization of fair value being recorded for the common stock or warrants.

8. SUBSEQUENT EVENTS

In January and February 2017, holders of warrants to purchase 1,056,038 shares of the Company’s common stock were exercised on a cashless basis. In February 2017 the Company issued 37,500 shares of common stock valued at $87,750 in exchange for services. In January and February 2017, the Company issued options to purchase a total of 400,000 shares of the Company’s common stock to one employee and three consultants with a fair value of approximately $948,000 which will be amortized over 24 months as the options vest. These options have an exercise price of between $2.34 and $2.79 per share and expire ten years form the date of issuance.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”). The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed on June 24, 2016, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 24, 2016.

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

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 under the name Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares of common stock increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team and added other key personnel. In December 2015, we discovered novel pharmaceutical applications of our glycosylation technology for producing cannabinoid prodrugs and we have recently changed our operational focus towards pharmaceutical development of the cannabinoid prodrugs. On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock will be exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016.

Plan of Operations

Business Overview

Vitality Biopharma is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders, such as inflammatory bowel disease and narcotic bowel syndrome, a form of severe opiate-induced bowel dysfunction.

Vitality Biopharma has developed a new class of cannabinoids known as cannabosides, which were discovered in 2015 through application of the company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners. In 2016, Vitality received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides as a new class of cannabinoid pharmaceuticals.

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

Cannabosides are more stable and soluble than cannabinoids, and upon oral delivery, have been documented to pass through the digestive tract and release within the large intestine or colon. This enables targeted delivery of cannabinoids for the treatment of gastrointestinal disorders. Cannabosides enable the reduction or elimination of systemic delivery of tetrahydrocannibinol (THC) into the bloodstream and brain, reducing psychoactive side effects, and enabling higher concentrations of compounds to be used for treatment of pain and inflammation. Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which can also provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, cannabidiol (CBD), cannabidivarin (CBDV), and other phytocannabinoids and endocannabinoids. Upon successful patent prosecution, protection would extend until 2035 and be available in all major markets worldwide. In addition, we have filed composition of matter claims on vanilloid glycoside compounds that target the TRPV receptors, which mediate pain relief. We aim to develop and approve these proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to amplify the benefits that have been evidenced through use of cannabinoids or medical marijuana for treatment of neurological and inflammatory conditions.

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

For inflammatory bowel disease (IBD), there have been independently-conducted preclinical and clinical studies that have demonstrated the benefit of cannabinoids, and many U.S. states now permit the use of medical marijuana for IBD, including for treatment of Crohn’s disease or ulcerative colitis patients. Independently-run retrospective clinical studies have found that in 56 patients who used cannabinoids with IBD that 83.9% of patients reported improvement in abdominal pain and 76.8% of patients reported improvement in abdominal cramping. In addition, in a prospective trial that was independently-managed and placebo-controlled, it was found that 45% of Crohn’s disease patients achieved remission through only 8 weeks of treatment. Patients reported improvements in sleep and appetite with no significant side effects, and some patients were able to eliminate use of corticosteroids and opiate pain medications. Patients experienced benefits with cannabis treatment despite being non-responders to traditional front-line therapies, such as corticosteroids, immunomodulators, and biologic TNF-alpha inhibitors.

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. In studies, more than half (58%) of opiate users have reported chronic abdominal pain. When opiate-induced abdominal pain is overlooked or misdiagnosed, potentially due to common gastrointestinal side effects like opiate-induced constipation, it may lead to a vicious cycle of dose escalation. While seeking pain relief, increasing the dose of opiate medications could lead both to worsening abdominal pain and to more severe drug addiction. Studies have reported that approximately 6% of opiate users have NBS, and that patients afflicted with this disorder report a quality-of-life that is worse than patients with quadriplegia. Independent preclinical studies have reported that endogenous opioid peptides may play a role within the intestinal tract in the development of inflammation, and that they act in a synergistic manner to opiates for pain relief, meaning that cannabinoids could enable opiate dose reduction without sacrificing pain relief. Independent clinical studies have confirmed this effect, where it was reported that cannabis provides additional pain relief to patients taking stable doses of opiates for chronic pain management, and that they also were reported to reduce the severity of common opiate withdrawal symptoms, such as nausea. Independent clinical studies have also found an inadequacy in current treatments for narcotic bowel syndrome, showing that 45.8% of patients had returned to using narcotics within only three months.

We plan to complete preclinical studies necessary to commence clinical trials in 2017, which will focus initially on evaluating the clinical pharmacokinetics and safety of cannabosides, as well as then evaluating their utility for treatment of inflammatory bowel disease and narcotic bowel syndrome. We plan to conduct additional preclinical studies also, which will evaluate the utility of cannabosides for providing symptomatic relief of chronic conditions such as neuropathic pain, irritable bowel syndrome, muscle spasticity in multiple sclerosis, and opiate-induced bowel dysfunction.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods. The Company’s research and development facilities include laboratories and a manufacturing suite that will be used for pharmaceutical-grade production of cannabosides for clinical trials. These facilities have been registered with and approved by the DEA as well as the State of California.

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

Cannabinoids are known to be effective anti-inflammatory and neuroprotective agents, and as of 2015, more than 20 U.S. states have enacted medical marijuana laws to permit access to cannabis for treatment of a variety of conditions. The approved disease indications include ones directly related to the drug indications we are targeting, as well as many others. The list includes chronic pain, inflammatory bowel disease, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more. Cannabinoid pharmaceuticals are increasingly being approved as well, including primarily synthetic and botanical extracts of the two major constituents of Cannabis sativa, which are THC and CBD. Dronabinol is a synthetic THC drug that has been approved for treating nausea and for stimulating appetite. Nabiximols is a blend of two cannabinoids, THC and CBD, which has been approved in more than 20 countries for treatment of muscle spasticity in multiple sclerosis, and also for treatment of cancer pain in certain countries.

CBD is not psychoactive, has established antianxiety and antipsychotic effects, and beyond its inclusion in nabiximols, has also been investigated independently by clinical researchers as a stand-alone agent for epilepsy, schizophrenia, inflammatory bowel disease, opiate dependence, and a variety of other neurological and inflammatory conditions. We intend to obtain marketing authorizations in one or more of these disease indications, while focusing initially on inflammatory bowel disease and narcotic bowel syndrome.

Short Term Development Targets

●	Complete additional pharmacokinetic studies and toxicology studies necessary to support clinical development of cannabosides

●	Complete preclinical efficacy studies of cannabosides and cannaboside drug formulations that support lead drug indications as well as novel therapeutic applications

●	Complete the manufacture of cannaboside drug formulations that will be used in initial clinical studies

●	Obtain regulatory approval for first-in-man clinical studies to evaluate the pharmacokinetics of cannabosides, and to obtain preliminary data about their efficacy for providing relief of key symptoms that are common to inflammatory bowel disease and narcotic bowel syndrome

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop and advance proprietary cannabinoid prodrugs that are strongly differentiated from both medical marijuana and existing cannabinoid pharmaceuticals, and to do this more quickly, efficiently and effectively than our competitors. Another critical factor that will determine our success is our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “Intellectual Property” in this report for a further discussion.

Product Pipeline

Our pipeline includes pharmaceutical formulations of cannabosides, which are cannabinoid glycoside prodrugs. Prodrugs are medications or compounds metabolized by the body into a pharmacologically active drug. We have patents pending for more than 25 of these novel pharmaceutical compositions including prodrugs of THC, CBD, and CBDV, which are cannabinoids that are either marketed and approved as pharmaceutical products today, or that are under investigation in independently-managed clinical trials currently. Prodrugs can optimize the marketability of a drug because they can be patented and proprietary, and yet still be approved through an abbreviated regulatory pathway.

VITA-100 is an oral cannabinoid formulation containing cannabosides that is being developed for acute treatment of inflammatory bowel disease and narcotic bowel syndrome. VITA-210 is an oral cannabinoid formulation containing cannabosides being investigated in preclinical studies for chronic treatment of neuropathic pain, irritable bowel syndrome, muscle spasticity in multiple sclerosis, and opioid-induced bowel dysfunction.

Through a process called glycosylation, the solubility and stability of a drug can be significantly improved. Cannabinoid glycoside prodrugs and their use in drug formulations that are currently under development at Vitality Biopharma are designed to enable significant benefits, including:

1.	Administration of cannabinoids in a convenient oral formulation;

2.	Targeted delivery of compounds to specific tissues or organs, especially targeted delivery of cannabinoids to the colon or large intestine, which can reduce or eliminate the delivery of psychoactive THC into the bloodstream and brain;

3.	Improved water solubility, leading to oral formulations that are easier to manufacture and formulate, and that improve the taste and tolerability of products through removal of harsh organic solvents;

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

Results of Operations

Three Months Ended December 31, 2016 and December 31, 2015

Our net loss during the three months ended December 31, 2016 was $2,450,167 compared to a net loss of $83,636 for the three months ended December 31, 2015. During the three months ended December 31, 2016, we generated $39,682 in revenue and $19,752 in gross profit, compared to $80,818 in revenue and $50,147 in gross profit for the 2015 period. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately this rate.

During the three months ended December 31, 2016, we incurred general and administrative expenses in the aggregate amount of $669,574 compared to $535,389 incurred during the three months ended December 31, 2015 (an increase of $134,185). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation costs which increased to $294,646 in the period ending December 31, 2016, as compared to $166,677 in the period ending December 31, 2015 (an increase of $127,969).

In addition, during the three months ended December 31, 2016, we incurred research and development costs of $255,334, compared to $161,144 during the three months ended December 31, 2015 (an increase of $94,190).

During the three months ended December 31, 2016, we incurred related party rent and other costs totaling $6,900 compared to $7,900 incurred during the three months ended December 31, 2015 (a decrease of $1,000). This decrease resulted from a one-time additional charge incurred during the 2015 period.

This resulted in a loss from operations of $912,056 during the three months ended December 31, 2016 compared to a loss from operations of $654,286 during the three months ended December 31, 2015.

During the three months ended December 31, 2016, we recorded total net other income (expenses) in the amount of $(1,538,111), compared to total net other income (expenses) recorded during the three months ended December 31, 2015 in the amount of $570,650. During the three months ended December 31, 2016, we recorded a loss related to the change in fair value of derivatives of $1,538,047, compared to a gain of $570,797 during the 2015 quarter. This resulted in a net loss of $2,450,167 during the three months ended December 31, 2016, compared to a net loss of $83,636 during the three months ended December 31, 2015.

The net loss during the three months ended December 31, 2015 compared to the net loss for the three months ended December 31, 2016 is attributable primarily to the loss related to the change in the fair value of derivatives in the 2016 period compared to the gain recorded during the 2015 period.

Nine Months Ended December 31, 2016 and December 31, 2015

Our net loss during the nine months ended December 31, 2016 was $4,055,425 compared to net income of $636,284 for the nine months ended December 31, 2015. During the nine months ended December 31, 2016, we generated $131,947 in revenue and $66,005 in gross profit from sales of certain research products, compared to $194,430 in revenue and $98,527 in gross profit from sales of certain research products. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately this rate.

During the nine months ended December 31, 2016, we incurred general and administrative expenses in the aggregate amount of $1,685,527 compared to $1,833,930 incurred during the nine months ended December 31, 2015 (a decrease of $148,403). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The general and administrative expenses included stock-based compensation of $659,611 during the nine months ended December 31, 2016, as compared to stock-based compensation of $396,776 during the nine months ended December 31, 2015 (an increase of $262,835).

In addition, during the nine months ended December 31, 2016, we incurred research and development costs of $483,638, compared to research and development costs of $487,802 during the nine months ended December 31, 2015 (a decrease of $4,164). The decrease resulted primarily from changes in our research and development activities, including lower equipment costs included in the 2016 period.

During the nine months ended December 31, 2016, we incurred related party rent and other costs totaling $20,700 compared to $23,700 incurred during the nine months ended December 31, 2015 (an increase of $3,000). This increase resulted from a one-time additional charge incurred during the 2015 period.

This resulted in a loss from operations of $2,123,860 during the nine months ended December 31, 2016 compared to a loss from operations of $2,246,905 during the nine months ended December 31, 2015.

During the nine months ended December 31, 2016, we recorded total other income (expense) in the amount of $(1,931,565), compared to total other income (expense) recorded during the nine months ended December 31, 2015 in the amount of $2,883,189. During the nine months ended December 31, 2015, we recorded a loss related to the change in fair value of derivative liabilities of $1,930,785, compared to a gain of $2,883,189 during the nine months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $195,551, which was comprised mainly of cash of $153,836. Our total current liabilities as of December 31, 2016 were $876,749 and consisted of accounts payable and accrued liabilities of $374,587, and derivative liability of $424,755. The derivative liability is a non-cash item related to certain of our outstanding warrants as of December 31, 2016. As a result, on December 31, 2016, we had working capital deficit of $631,391.

These financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended December 31, 2016, the Company incurred a net loss of $2,123,860 and had a stockholders’ deficit of $631,391 at December 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2016 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that we will have sufficient funds to operate the Company through June 30, 2017. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital. Significant additional financing will be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, significant revenue to fund our business from our operations, and will need to obtain funding from external sources. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2016, net cash used in operating activities was $883,628 compared to net cash used in operating activities of $1,473,226 for the nine months ended December 31, 2015. This decrease was primarily attributable to a loss related to the change in fair value of derivative liability. Net cash used in operating activities during the nine months ended December 31, 2016 consisted primarily of a net loss of $4,055,425 offset by a change in fair value of derivative liability of $1,930,785, $581,510 related to stock-based compensation for vested stock options and $276,000 for stock issued in exchange for services. For the nine months ended December 31, 2015, net cash used in operating activities was $1,473,226 compared to net cash used in operating activities of $1,837,920 for the nine months ended December 31, 2014. Net cash used in operating activities during the nine months ended December 31, 2015 consisted primarily of net income of $636,284 and change in fair value of derivative liability of $2,883,552, offset by $186,447 related to stock-based compensation for vested stock options and $147,059 for stock-based compensation for vested warrants granted to employees.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2016 and December 31, 2015, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2016, net cash provided by financing activities was $942,031 compared to net cash provided by financing activities of $0 for the nine months ended December 31, 2015. Net cash provided by financing activities during the nine months ended December 31, 2016 was attributable to $165,030 from the sale of common stock and warrants and $777,001 provided by the exercise of warrants. No net cash was used in or provided by financing activities during the nine months ended December 31, 2015.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from the estimates made by management. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K filed with the SEC on June 24, 2016.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2016, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures ... The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2016 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December 31, 2016:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2016, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. We do not have a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the nine months ended December 31, 2016. As a result, there were no changes in our internal control over financial reporting during the nine months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101	Interactive Data Files*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date:	February 14, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101	Interactive Date Files*

* Filed herewith.

† Furnished herewith.

