Form 10-K
period 2017-03-31
Vitality Biopharma, Inc.
filed 2017-06-28
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53832

VITALITY BIOPHARMA, INC.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1901 Avenue of the Stars, 2nd Floor
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13,109,135, based on the closing price of $1.08 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 27, 2017, there were 22,265,180 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. The forward-looking statements contained in this annual report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict, any of which could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this annual report, as well as in the other reports we file with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “Vitality Biopharma,” and the “Company” in this annual report refer to Vitality Biopharma, Inc., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this annual report are the property of their respective owners.

PART I

Item 1. Business

Company Overview

We were incorporated under the laws of the State of Nevada on June 29, 2007 as Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven (7) for one (1) forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000. On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name was changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock will be exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016.

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

Cannabosides are more stable and soluble than cannabinoids, and upon oral delivery, cannabinoids pass through the digestive tract and release within the large intestine or colon. This enables targeted delivery of cannabinoids for the treatment of gastrointestinal disorders. Cannabosides enable the reduction or elimination of systemic delivery of tetrahydrocannibinol (THC) into the bloodstream and brain, reducing psychoactive side effects, and enabling higher concentrations of compounds to be used for treatment of pain and inflammation. Targeted delivery with limited psychoactivity may be especially useful for treatment of pediatric conditions. Because passage of cannabosides through the digestive tract is likely to occur over several hours or longer, there is a sustained or delayed release of cannabinoids, which may provide patients with long-lasting or overnight relief, a desirable attribute that is unavailable with medical marijuana or with current cannabinoid pharmaceutical formulations.

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, cannabidiol (CBD), cannabidivarin (CBDV), and other phytocannabinoids and endocannabinoids. Upon successful patent prosecution, protection would extend until 2035 and be available in all major markets worldwide. In addition, we have filed composition of matter claims on vanilloid glycoside compounds that target the TRPV receptors, which mediate pain relief, and on the use of TRPV1 agonists for effecting neural repair. We aim to develop and approve our proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to amplify the benefits that have been seen in independent clinical trials describing the use of cannabinoids for treatment of neurological and inflammatory conditions.

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

In early 2017, we obtained new data about the anti-cancer and anti-microbial properties of cannabinoids, including evidence that cannabinoids provide cytotoxicity against cell lines of colorectal cancer and C.difficile, a drug-resistant microbial infection that colonizes the large intestine. Both colorectal cancer and C.difficile infections are more prevalent in IBD patients than in the general population. Both of these conditions are more prevalent in IBD patients than in the general population.

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. In studies, more than half (58%) of opiate users have reported chronic abdominal pain. When opiate-induced abdominal pain is overlooked or misdiagnosed, potentially due to common gastrointestinal side effects like opiate-induced constipation, it may lead to a vicious cycle of dose escalation. While seeking pain relief, increasing the dose of opiate medications could lead both to worsening abdominal pain and to more severe drug addiction. Studies have reported that approximately 6% of opiate users have NBS, and that patients afflicted with this disorder report a quality-of-life that is worse than patients with quadriplegia. Independent preclinical studies have reported that endogenous opioid peptides may play a role within the intestinal tract in the development of inflammation, and that they act in a synergistic manner to cannabinoids for pain relief, meaning that cannabinoids could enable opiate dose reduction without sacrificing pain relief. Independent clinical studies have confirmed this effect, where it was reported that cannabis provides additional pain relief to patients taking stable doses of opiates for chronic pain management, and that they also were reported to reduce the severity of common opiate withdrawal symptoms, such as nausea. Independent clinical studies have also found an inadequacy in current treatments for narcotic bowel syndrome, showing that 45.8% of patients had returned to using narcotics within only three months.

We plan to complete preclinical studies necessary to commence clinical trials in 2017, which will focus initially on evaluating the clinical pharmacokinetics and safety of cannabosides, as well as then evaluating their utility for treatment of inflammatory bowel disease and narcotic bowel syndrome. We plan to conduct additional preclinical studies also, which will evaluate the utility of cannabosides as a chronic therapy for treatment of additional conditions such as neuropathic pain, irritable bowel syndrome, colorectal cancer, C. difficile infections, muscle spasticity in multiple sclerosis, and opiate-induced bowel dysfunction.

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

Our Operations

For the year ended March 31, 2017, we reported revenue of $163,363, recorded a net loss of $5,219,380, used cash in operations of $1,384,697, and as of March 31, 2017 we had an accumulated deficit of $17,735,939. For the fiscal year ended March 31, 2016, we reported revenue of $248,348, recorded a net loss of $141,325, and used cash in operations of $1,685,841. We do not expect to generate significant amounts of cash from our operations for the foreseeable future. These and other factors raise substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm, in their report on our March 31, 2017 audited financial statements, raised substantial doubt about our ability to continue as a going concern.

We will need significant additional funding to support our operations and business plans and we have no commitments for future capital. The continuation of our business is dependent upon our ability to obtain loans or sell securities to new and existing investors or obtain capital from other alternative sources. We will need to raise additional funds in order to continue operating our business and pursue and execute our planned research and development and commercial operations. We expect that we will seek such funding through equity and debt financings with our existing stockholders and other qualified investors. We do not have any commitments for any future financing and sources of additional funds may not be available when needed, on acceptable terms, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Over the 12 months following the date of this report, we aim to increase the scale of our pharmaceutical development efforts. As of June 27, 2017, we had seven full-time employees. Total expenditures over the 12 months following this report are expected to be approximately $3,000,000. We expect to have sufficient funds to operate our business for at least 9 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the money that we need in order to continue operating and/or advance our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Product Development Plans

For each of the pharmaceutical products in our pipeline, the active cannabinoid pharmaceutical agents have either been independently approved by regulatory bodies, or are now in late-stage clinical trials, and there is extensive clinical data already available related to drug safety and effectiveness. Because of this, we will in general benefit from the increased familiarity of clinical investigators and regulators with these compounds, which may enable abbreviated paths towards clinical testing and eventual approval of our pharmaceutical products.

Cannabinoids are known to be effective anti-inflammatory and neuroprotective agents, and as of 2016, U.S. states containing 87% of the U.S. population have enacted medical marijuana laws to permit access to medical cannabis for treatment of a variety of conditions, including at least use of CBD, which is not intoxicating. The approved disease indications include ones directly related to the drug indications we are targeting, as well as many others. The list includes chronic pain, inflammatory bowel disease, epilepsy, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more. Cannabinoid pharmaceuticals are increasingly being approved as well, including primarily synthetic and botanical extracts of the two major constituents of Cannabis sativa, which are THC and CBD. Dronabinol is a synthetic THC drug that has been approved for treating nausea and for stimulating appetite. Nabiximols is a blend of two cannabinoids, THC and CBD, which has been approved in more than 20 countries for treatment of muscle spasticity in multiple sclerosis, and also for treatment of cancer pain in certain countries.

CBD is not intoxicating, has established antianxiety and antipsychotic effects, and beyond its inclusion in nabiximols, is also being investigated independently by clinical researchers as a stand-alone agent for epilepsy, schizophrenia, inflammatory bowel disease, opiate dependence, and a variety of other neurological and inflammatory conditions. We intend to obtain marketing authorizations in one or more of these disease indications, while focusing initially on inflammatory bowel disease and narcotic bowel syndrome.

Short Term Development Targets

●	Complete preclinical efficacy and toxicology trials to support clinical development of cannabosides

●	Complete additional preclinical efficacy and pharmacology studies of cannabosides and cannaboside drug formulations that support lead drug indications as well as novel therapeutic applications

●	Complete the manufacture of cannaboside formulations that will be used in initial clinical studies

●	Obtain regulatory approval for first-in-man clinical studies to evaluate the pharmacokinetics of cannabosides, and to obtain preliminary data about their efficacy for providing relief of key symptoms that are common to inflammatory bowel disease and narcotic bowel syndrome

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop and advance proprietary cannabinoid prodrugs that are strongly differentiated from both medical cannabis and existing cannabinoid drugs, and to do this more quickly, efficiently and effectively than our competitors. Another critical factor that will determine our success is our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “Intellectual Property” in this report for a further discussion.

Product Pipeline

Our pipeline includes drug formulations of cannabosides, which are cannabinoid glycoside prodrugs. Prodrugs are medications or compounds metabolized by the body into a pharmacologically active drug. We have patents pending for more than 25 of these novel pharmaceutical compositions including prodrugs of THC, CBD, and CBDV, which are cannabinoids that are either marketed and approved as pharmaceutical products today, or that are currently under investigation in independent clinical trials. Prodrugs can optimize the marketability of a drug because they can be patented and proprietary, and yet still be approved through an abbreviated regulatory pathway.

VITA-100 is an oral cannabinoid formulation containing cannabosides that is being developed for acute treatment of inflammatory bowel disease and narcotic bowel syndrome. VITA-210 is an or cannabinoid formulation containing cannabosides being investigated in preclinical studies for chronic administration, and which may be applied towards treatment of neuropathic pain, irritable bowel syndrome, colorectal cancer, C. difficile infections, muscle spasticity in multiple sclerosis, and opioid-induced bowel dysfunction.

We believe that through a process called glycosylation, the solubility and stability of a drug can be significantly improved. Cannabinoid glycoside prodrugs and their use in drug formulations that we are currently developing are designed to enable significant benefits, including:

1.	Administration of cannabinoids in a convenient oral formulation;

2.	Targeted delivery of compounds to specific tissues or organs, especially targeted delivery of cannabinoids to the colon or large intestine, which can reduce or eliminate the delivery of psychoactive compounds into the bloodstream and brain;

3.	Improved solubility, leading to oral formulations that are easy to manufacture and that improve the taste of products through reduction or removal of harsh organic solvents;

4.	Improved stability, preventing conversion of CBD to unwanted byproducts including THC in the acidic stomach environment, or other forms of degradation, and therefore enabling higher doses to be administered orally; and

5.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

Drug	Treatment Indications	Status

Cannabosides - VITA-100	Inflammatory Bowel Disease, Narcotic Bowel Syndrome	Phase 1/2 Trial Expected to Initiate in 2017

Cannabosides - VITA-210	Neuropathic Pain, Irritable Bowel Syndrome, Colorectal Cancer, Clostridium Difficile Infections, Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders, Opiate-Induced Bowel Dysfunction	Phase 1 Trial Expected to Initiate in 2017

Additional Cannabosides Formulations	Epilepsy, Schizophrenia, Huntington’s disease, Guillain-Barré	Preclinical

We also have licensed intellectual property that seeks to protect methods for treatment of multiple sclerosis and demyelinating disorders using TRPV1 agonists. These compounds may be tested either as standalone agents or in combination with our cannaboside drug formulations in order to establish treatment regimens that provide regenerative effects for patients with serious neurological and inflammatory conditions.

Additional Operations

Our glycosylation technology in the past was applied primarily to production of better tasting varieties of stevia through enzyme bioprocessing, which was developed in concert with additional technologies designed to improve the taste and yield of stevia sweetener derived from the stevia plant. We have an intellectual property portfolio related to stevia, as well as commercial operations related to the manufacture and sale of research products that commenced in 2014. We intend to sustain these operations and technologies in a manner that is cash-flow neutral or better and to commercialize them primarily through new out-licensing arrangements or strategic partnerships.

Glycodiversification Technology for Prodrug Development

The biosynthetic process of adding additional glucose molecules to compounds is called glycosylation, and we originally developed related production technologies in order to modify the taste and enable low-cost and reliable industrial production of steviol glycosides. These molecules are better known as stevia, a zero-calorie, high-potency sweetener that is derived from the stevia plant, and that has been adopted widely within the food and beverage industry. It has recently become appreciated within the pharmaceutical industry that glycosylation can act to generate novel natural product libraries with improved drug properties. It is generally accepted that attaching a glyosidic moiety, a glucose or sugar molecule, to a compound that is typically found without one, known as an aglycone, will make the product more water-soluble. This increase in water solubility influences the pharmacokinetic parameters of the respective compounds, including modification of their bioavailability within certain tissues and body fluids.

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

Upon ingestion, delivery of bioactive compounds is known to occur naturally through liberation of aglycone compounds from poorly absorbed plant glycosides. Many of these glycosides pass through the stomach and upper intestine without appreciable loss due to absorption or degradation by stomach acids. Once a prodrug reaches the lower intestine, or colon, the polar sugar residue is released by the hydrolytic activity of glycosidase enzymes that are produced by gut bacteria, enabling site-specific delivery of the active pharmaceutical ingredient to the large intestine. In addition, some glycoside compounds have been found to undergo active carrier-mediated transport across membranes and into specific tissues, such as the brain. Such technology could also more broadly enable site-specific delivery of prodrugs through use of mechanisms that are typically used by the body to increase absorption of glucose as an energy source to various tissues.

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

Pharmaceutical Use of Cannabinoids

The legal cannabis market in North America was projected to be $6.9 billion in 2016 and to rise by more than 34% since 2015, according to Arcview Market Research. Cannabis is one of the most popular recreational drugs, where worldwide an estimated 178 million people used it at least once in 2012. Cannabis was included as a controlled drug in the United Nations’ Single Convention on Narcotic Drugs, and its use is illegal in most countries.

As of 2016, more than 20 U.S. states representing 87% of the U.S. population have enacted medical marijuana laws to permit access to cannabis for treatment of a variety of medical conditions, including use of cannabidiol, with the approved conditions in certain states including chronic pain, epilepsy, inflammatory bowel disease, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more. A concern with the increasing use of medical cannabis is that patients and physicians are unable to know the precise chemical profile of these products, and that they desire a safe, well-tested pharmaceutical product that can be treated as any other medicine, which includes a list of ingredients, effects, and side effects. Regulatory approval of pharmaceutical cannabinoid products could dramatically increase the chance that health insurance companies would pay for them, and their use could be further legitimized through approval by governments, insurance companies, and physicians.

There are already several approved cannabinoid drugs internationally, including dronabinol, nabilone, and nabiximols. In 1985, the FDA approved both dronabinol and nabilone, which are synthetic forms of THC, and a THC analog, respectively, which are approved for management of chemotherapy-induced nausea and vomiting and for wasting conditions related to AIDS and cancer. Sales of these drugs are currently relatively weak, with dronabinol capsules in 2014 estimated to be only $133 million in the United States, according to IMS Health. Data from more than 40 clinical trials of cannabinoids have been published, including evaluations of their use for treatment of chronic pain, neuropathic pain, epilepsy, and muscle spasticity associated with multiple sclerosis. As of March 2015, there were:

●	Six (6) trials that examined chronic pain including 325 patients;

●	Six (6) trials that examined neuropathic pain including 396 patients;

●	Twelve (12) trials that examined multiple sclerosis including 1,600 patients; and

●	Multiple small clinical trials that examined use of CBD for treatment of rare forms of childhood epilepsy.

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

The main non-psychotropic component of cannabis is CBD, which has established antianxiety and antipsychotic effects, acting to mitigate the high from THC, as well as neuroprotective and anti-inflammatory properties. Cannabidiol has demonstrated therapeutic effects in clinical trials for serious neurological conditions including rare seizure disorders in children, and the FDA has granted orphan drug designation to an oral liquid formulation of plant-derived CBD for a clinical trial investigating its effectiveness in Dravet syndrome, Lennox-Gastaut syndrome, and neonatal hypoxic-ischemic encephalopathy. An open-label trial found that CBD reduced seizure frequencies in doses up to 25 mg/kg in multiple drug-resistant forms of epilepsy and seizure disorders and independent results of a placebo-controlled trial were announced in 2016 that found cannabidiol was effective in treating a rare form of childhood epilepsy called Dravet syndrome. The average age of trial participants was 10 years old and the treatment group that included use of CBD achieved a median reduction in monthly convulsive seizures of nearly 40%, compared to 13% with a placebo, achieving a highly statistically significant effect that was sustained during the treatment period. CBD was generally well tolerated in the study, however, somnolence or drowsiness was reported, and historically is present in nearly 20% of these patients, which may be as a result of degradation or conversion of CBD to THC within the acidic stomach environment.

Treatment of Gastrointestinal Disorders, Including Pediatric Inflammatory Bowel Disease

Inflammatory bowel disease (“IBD”) is a progressive inflammatory condition where parts of the digestive system become sore and inflamed. The disease can lead to currently irreversible damage to the gastrointestinal tract and require surgical removal of the intestine and affected areas. Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system, and ulcerative colitis, which often affects the rectum and the colon or the large intestine. IBD is a chronic condition, meaning that it is ongoing and typically lasts throughout life in those that are afflicted. As with multiple sclerosis, the disease is often unpredictable, and there are periods of remission where there are few or no symptoms, which alternate with periods where symptoms are very active and debilitating. The peak incidence of onset of IBD occurs between the ages of 15 and 30 years. Clinicians caring for children and adolescents afflicted with pediatric IBD must treat the underlying disease while also monitoring growth, puberty, cognitive development, while minimizing hospitalization time.

Different classes of drugs are used to treat IBD, including anti-inflammatory drugs such as steroids, biologics, and immunosuppressants, antibiotics that treat or help prevent bacterial infections that result from gastrointestinal disturbances, and also drugs that relieve the symptoms of the disease such as diarrhea, constipation, and pain. A market research report by Visiongain predicts that in 2017 drug revenues for treatment of IBD will reach $9.6 billion. The ultimate goal of clinical treatment of IBD is to obtain complete disease control and to stop disease progression. This includes remission of disease without use of steroids, normalization of inflammatory markers in the blood, and also healing of the mucosal lining of the gastrointestinal tract, which typically leads to better clinical outcomes, reduced healthcare costs, and an improved quality of life.

In gastroenterology, cannabis extracts are known for their anti-vomiting, appetite-stimulating, and anti-diarrheal effects, which are thought to be useful for symptomatic relief of IBS and IBD. In a recent survey, more than half of patients with IBD in the U.S. use or have used cannabis (51.3%), and 16.4% of patients had used cannabis to treat IBD-related symptoms such as abdominal pain, nausea, loss of appetite, and diarrhea. In an independent observational study of patients with IBD, 83.9% of the 56 patients using cannabis reported improvement in abdominal pain, 76.8% reported improvement in abdominal cramping, and 48.2% reported improvement of joint pain. In a Canadian population in 2011, chronic abdominal pain was reported as the primary reason for self-medication with cannabis, including in patients with a history of abdominal surgery. In a 2013 clinical trial of use of cannabis in Crohn’s disease, complete remission was achieved in 5 out of 11 subjects (classified as Crohn’s Disease Activity Index < 150). There were considerable clinical benefits including patients reporting improvements in sleep and appetite, with no significant side effects reported, and certain patients were able to wean themselves off use of corticosteroids and opioid pain medications.

Patients with IBD are at an increased risk of colorectal cancer and opportunistic infections such as C. difficile, often due to the side effects of immunosuppressive therapies used as frontline medications. In 2017, the American Cancer Society estimates that 50,260 deaths will occur due to colorectal cancer, making it the 3rd leading caue of cancer-related death for women, and the 2nd leading cause of cancer-related death for men. The most common type of colorectal cancer is adenocarcinoma, which accounts for more than 95% of all cases, and arises from epithelial cells that line the colon and rectum. Clostridium difficile was estimated by the U.S. Center for Disease Control (CDC) to infect almost 500,000 Americans in 2015, and to be directly responsible for 15,000 deaths. C. difficile infections are also linked to sepsis (which some call “blood poisoning”). Sepsis is a disorder where some researchers have now hypothesized the gut plays a central role, where a failure of the integrity of the gut barrier leads to infections throughout the body and can lead to septic shock and multi-organ failure. Each year, sepsis affects more than 750,000 Americans and is responsible for more than 210,000 deaths. Up to 50% of all hospital deaths have been linked to sepsis. It is the most expensive reason for hospitalization in the U.S., where in 2011 the U.S. spent more than $55 million each day in direct healthcare costs treating it. Prevention methods are being developed, which include treatments that may help prevent sepsis altogether, or prevent patient deterioration from sepsis to severe sepsis, or from severe sepsis to septic shock. Independent preclinical studies have already found that a lack of cannabinoid receptors leads to increased incidence of multi-organ failure, and that treatment with cannabidiol can lead to a significant reduction of mortality.

Studies have shown that activation of cannabinoid receptors can decrease inflammation, gastric acid secretion, and modulate intestinal motility, which are disrupted in a wide variety of digestive disorders. Internal studies have shown that cannabinoids have direct anticancer and antimicrobial effects, including against cell lines of colorectal cancer and C. difficile. In addition, independent studies have also shown that cannabinoids may have potential to reverse the disordered intestinal permeability that is associated with intestinal inflammation, which may indicate that cannabinoids can promote effective mucosal healing or wound repair following intestinal inflammation and injury.

Cannabinoids for Neuroprotection, and for Treatment of Central and Enteric Nervous System Disorders

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

Due to its anti-inflammatory and anti-oxidant properties, CBD has an established neuroprotective role, and therefore may have broad spectrum utility in neurological disorders affecting the central nervous system such as multiple sclerosis, epilepsy, and schizophrenia, including indications such as neonatal ischemia or Huntington’s disease. For the same reasons, CBD and other cannabinoids may also benefit disorders that involve the peripheral nervous system and enteric nervous system, which governs the function of the gastrointestinal tract. Conditions that have been linked to disruption of the peripheral and enteric nervous systems include multiple sclerosis, neuropathic pain, irritable bowel syndrome, and narcotic bowel syndrome, a severe form of opiate-induced abdominal pain.

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

Multiple sclerosis (MS) is a chronic autoimmune condition affecting the body’s nervous system and that afflicts more than two million people worldwide, approximately 450,000 in the United States. MS involves degenerative changes characterized by inflammation and demyelination of the central nervous system (CNS). Most people with MS experience relapses and remissions of their symptoms, particularly early in the course of the disease, and symptoms are typically associated with areas of CNS inflammation. Typically over time, the disease will gradually worsen, independent of acute inflammatory attacks, and progressive or degenerative changes occur. People with MS have many debilitating symptoms that vary over time, including muscle spasticity, impaired mobility, mood and cognitive changes, pain and sensory problems, fatigue, visual disturbances, and therefore there is a significant impact on quality of life for patients and their families. MS typically makes it difficult to live an independent and autonomous life, and often young adults that are diagnosed are then faced with needing to adapt their life to an unpredictable disease that requires frequent healthcare visits, extensive laboratory testing, and costly medications. Compared to patients with other chronic diseases, those diagnosed with MS experience limitations in social roles, and have diminished ratings in physical function, health, and vitality.

Muscle spasticity, or muscle stiffness, is one of the more common symptoms of multiple sclerosis and affects approximately 80 percent of patients. Sales of muscle relaxants that have effects similar to spasticity medications were estimated at roughly $780 million annually from 2000-2007, and were part of the broader market for pain medications that had total annual sales of $17.8 billion annually during this period. Spastic colon is another name for irritable bowel syndrome (IBS), a gastrointestinal disorder that is characterized by abdominal cramping, diarrhea, constipation, and abdominal pain. The term of “spastic colon” refers to the contraction of muscles in the small and large intestines that are often associated with the disorder. IBS has similar symptoms to IBD, but the underlying disease process is quite different. IBD is characterized by inflammatory attack and destruction of the gastrointestinal wall. IBS is typically a gastrointestinal disorder where no apparent cause can be found, and is very common, with up to 25% of the U.S. population reporting symptoms of IBS.

Another condition believed to largely be neurological is narcotic bowel syndrome (NBS), a severe form of opiate-induced abdominal pain. It is believed to be linked to central sensitivity disorders, potentially involving both the enteric and central nervous systems. More than half (58%) of opiate users have reported chronic abdominal pain in independently-conducted clinical studies. NBS is the most severe form of this disorder, where abdominal pain paradoxically increases despite continued administration of narcotics to treat the pain. When undiagnosed, patients or physicians continue to escalate dosages, which temporarily relieves pain, but leads to addiction and also worsens the abdominal pain. Narcotic bowel syndrome has dire consequences for opiate users, as their quality-of-life has been reported to be worse than patients with quadriplegia. The primary management system today for treatment of NBS is a structured opiate withdrawal program involving a wide variety of medications that act on the central nervous system, peripheral nervous system, as well as the gastrointestinal tract. These medications include centrally acting agents for pain, anxiety, depression, and prevention of withdrawal effects, and additional drugs to treat constipation and other GI disorders. Current structured withdrawal or detoxification methods are considered grossly inadequate, as evidenced by independent clinical trials where it has been shown that nearly 50% of patients return to narcotic use within only three months.

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

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States and the Food, Drug, and Cosmetic Act (FDC Act) governs most of the requirements for the development and marketing of our products. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board (IRB), of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or even civil penalties or criminal prosecution. The FDA also inspects manufacturing facilities periodically in order to ensure adequate compliance with Good Manufacturing Practices (“GMP”), which may require substantial record keeping requirements and equipment maintenance.

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

The FDA and other federal agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities conducted online. A pharmaceutical product cannot be commercially marketed before it is approved by the FDA. After approval, product promotion can include only those claims relating to its safety and effectiveness that are consistent with the product labeling approved in advance by the FDA. Physicians and other healthcare providers are permitted to prescribe drugs for “off-label” uses, which deviate from the specific use described on the product labeling, because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on drug manufacturers regarding the ability to market or promote such off-label use.

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

Drug Coverage and Reimbursement by Third-Party Payors

Upon marketing approval, there still remains extensive uncertainty over the ability for any drug to obtain insurance coverage and reimbursement for use of any products from third-party payors within the healthcare system in the United States and internationally. Sales of any products depend upon their acceptance and use by physicians and other healthcare providers, but also their availability from wholesalers and agreement to provide reimbursement from third-party payors, including private health insurance firms, managed care providers, and government health administrative agencies. Any or all of these groups may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA approved drugs for a particular indication. In addition, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on providing cost-effective pharmaceutical treatments. Coverage policies and third-party reimbursement rates may change at any time.

Controlled Substance Regulations

We are developing and performing research on compounds that have been classified as “controlled substances” within the Controlled Substances Act, and that are monitored in the United States by the Drug Enforcement Administration (“DEA”). The DEA actively monitors and helps establish procedures that are in accordance with the Controlled Substances Act, and this involves a company having to register itself, and to adhere to certain reporting and security practices in order to prevent and mitigate any loss or mishandling of controlled substances used on the premises. The State of California has similar requirements, and we must maintain registration with a panel with disclosure of planned studies and our practices in order to conduct our operations.

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

DEA registration is required for any facility that performs research, manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. The DEA typically inspects facilities to review the premises in advance of issuing a formal registration, in order to assess the adequacy of their security and internal controls. Security measures differ based on the specific type of application and controlled substance, but generally include physical control of inventory, surveillance cameras, and ensuring there is no diversion or loss of material through record-keeping and inventory monitoring. Reports must be provided to the DEA on the use of materials, as well as immediate reports of theft, loss, or suspicious activity.

Research and Development

During the fiscal years ended March 31, 2017 and 2016, we incurred $893,960 and $613,119 in expenses that were allocated to research and development activities.

Intellectual Property

In September 2015, October 2015 and July 2016, we filed three U.S. patent applications, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, including an initial filing and two expanded filings. In September 2016, we filed an international Patent Cooperation Treaty (“PCT”) patent application covering these applications, which describe more than 25 cannabinoid glycoside prodrugs, or cannabosides, which are designed to overcome the deficiencies of existing cannabinoid pharmaceuticals. The patent applications include, but are not limited to, prodrugs of delta-9-tetrahydrocannabinol, the primary psychoactive component of medical marijuana, as well as the non-psychotropic compounds cannabidiol and cannabidivarin. The patent application also includes description of its glycosylation platform, which enables the efficient manufacture through of cannabosides and other glycosylated small molecule compounds through enzymatic biosynthesis.

In June 2015, we filed a U.S. patent application titled “Method for Production and Recycling of UDPG”, which describes methods for recycling and economical production of a key cofactor necessary for biotransformation of steviol and cannabinoids through glycosylation. We previously licensed rights to a U.S. patent application titled, “Compositions and methods for producing steviol and steviol glycosides”, which was related to microbial production of stevia, and terminated this license in May 2016 in favor of pursuing internally developed methods.

In March 2016, we were assigned rights to a U.S. provisional patent application titled “Methods for Treatment of Multiple Sclerosis and Demyelinating Disorders” from the Myelin Repair Foundation, which described methods for treating multiple sclerosis and other demyelinating diseases through use of FDA-approved drugs that can be repurposed for their utility in effecting remeylination, a form of nervous system repair or regeneration. In March 2017, we converted this patent application to an international PCT patent application focused on use of TRPV1 agonists for treatment of demyelinating disorders. These drugs along with others including our cannabinoid glycoside prodrugs may be administered in oral or injectable forms.

In May 2017, we filed a U.S. patent application titled “Antimicrobial Compositions Comprising Cannabinoids and Methods of Using,” which described compositions and methods of use involving cannabinoids that are able to provide antimicrobial activity including against Clostridium difficile and methicillin-resistant Staphylococcus aureus (MRSA) infections.

Our internally developed patents now include multiple non-provisional international PCT patent applications covering novel compositions of matter for cannabinoid prodrugs known as cannabosides, compositions and methods of use for cannabinoids to treat microbial infections, methods for biosynthesis and medical applications of cannabinoid prodrugs, biosynthesis methods for steviol glycosides, and methods for efficient biosynthesis through glycosylation. If successful in prosecuting patent claims, we would obtain patent protection through 2035 or beyond, and which may be extended through patent term adjustments.

Employees

As of June 27, 2017, we had seven full-time employees, including five dedicated to research and development. We also utilize the services of a network of consultants that contribute on a part-time basis, which gives us access to additional scientists and engineers that focus on research and development activities. We expect to increase the number of our employees and contractors as we expand our operations, and the number of employees dedicated to marketing and sales support as we begin to commercialize additional products and intensify our sales efforts.

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

Risks Related to Our Business

We are not profitable and may never become profitable. The Company’s independent registered public accounting firm has issued a report questioning our ability to continue as a going concern.

In the fiscal year to March 31, 2017, we generated only $163,363 in revenue, which is not currently sufficient to sustain our operations. From inception through March 31, 2017, we incurred an accumulated deficit of $17,735,939, which includes non-cash expenses. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent auditors’ report on our financial statements for the year ended March 31, 2017, which are included in this report.

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

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will likely need to raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings, such as our issuance and sale of 1,500,000 shares of common stock that we completed on March 9, 2017, for net proceeds to us of approximately $1,500,000. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

We expect our total expenditures over the 12 months following March 31, 2017, to be approximately $3,000,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, we expect that our operational expenses will increase substantially during our current fiscal year if we pursue our current operational goals, continuing our research and development activities, and otherwise seek to ramping-up our business. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids, and related to neurological and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including but not limited to Biogen, Teva Neuroscience, Pfizer, Otsuka Pharmaceuticals, Purdue Pharma, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Insys Therapeutics, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications. See “Competition” in this report for a further discussion.

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

As of June 27, 2017, we had seven full-time employees, including five dedicated to research and development. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have limited sales, marketing or distribution capabilities. We intend to build these capabilities internally and also to pursue collaborative arrangements regarding the sales and marketing of our products, including steps necessary to commercialize our pharmaceutical products and our legacy stevia products and technologies. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sale and marketing of our proposed stevia products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

We are largely dependent on the success of our products, which are still in preclinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in preclinical development. Our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional preclinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency (EMA) regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

To date, we have not commenced any clinical trials. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or a marketing authorisation application (MAA) to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

● delays in reaching or failing to reach agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;

● delays or inability in manufacturing or obtaining sufficient quantity or quality of a product candidate or other materials necessary to conduct clinical trials due to regulatory and manufacturing constraints, including delays or an inability to hire appropriate staff or consultants with requisite expertise in chemistry and manufacturing controls for pharmaceutical products;

● difficulties obtaining IRB, DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

● challenges in recruiting and enrolling patients to participate in clinical trials, including the size and nature of the patient population, the proximity of patients to clinical trial sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant indication and competition from other clinical trial programs for similar indications;

● severe or unexpected toxicities or drug-related side effects experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;

● DEA or comparable foreign regulatory authority-related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the site’s controlled substance license and causing a delay or termination of planned or ongoing clinical trials;

● regulatory concerns with cannabinoid products generally and the potential for abuse of those products;

● difficulties retaining patients who have enrolled in a clinical trial who may withdraw due to lack of efficacy, side effects, personal issues or loss of interest;

● ambiguous or negative interim results; or

● lack of adequate funding to continue the clinical trial.

In addition, a clinical trial may be suspended or terminated by us, the FDA, IRBs, ethics committees, data safety monitoring board or other foreign regulatory authorities overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

● failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols;

● inspection of the clinical trial operations, clinical trial sites, or drug manufacturing facilities by the FDA, the DEA, the EMA or other foreign regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including the imposition of a clinical hold;

● unforeseen safety issues, including any safety issues that could be identified in our ongoing toxicology studies;

● adverse side effects or lack of effectiveness; and

● changes in government regulations or administrative actions.

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

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the EMA, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our ongoing preclinical studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials. We are still conducting preclinical studies and have not yet commenced our clinical program or tested any product in humans. We plan to submit NDAs for our products to the FDA upon completion of all requisite clinical trials. Successfully initiating and completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

● we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or EMA;

● the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or EMA for marketing approval;

● the FDA or EMA may disagree with the number, design, size, conduct or implementation of our clinical trials;

● the FDA or EMA may require that we conduct additional clinical trials;

●the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

● the contract research organizations, or CROs, and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

● the FDA or EMA may find the data from preclinical studies and clinical trials insufficient to demonstrate that our products’ clinical and other benefits outweigh their safety risks;

● the FDA or EMA may disagree with our interpretation of data from our preclinical studies and clinical trials;

● the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

● if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

● the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, which would use risk minimization strategies beyond the professional labeling to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

● the FDA, EMA, DEA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract or DEA or other applicable foreign regulatory agency quotas may limit the quantities of controlled substances available to our manufacturers; or

● the FDA or EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our products.

Even if our products receive regulatory approval, they may still face future development and regulatory difficulties.

If we obtain regulatory approval for our products, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance or impose a recall.

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. Our current facilities and full-time staff have never undergone such inspections, and we currently rely upon outside consultants and advisors to provide guidance on chemistry and manufacturing controls for pharmaceuticals products. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

● issue untitled letters or warning letters;

● mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

● require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

● seek an injunction or impose civil or criminal penalties or monetary fines;

● suspend or withdraw regulatory approval;

● suspend any ongoing clinical trials;

● refuse to approve pending applications or supplements to applications filed by us; or

● require us to initiate a product recall.

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

Our products will contain controlled substances as defined in the federal Controlled Substances Act of 1970 (CSA). Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when our products receive FDA approval, the DEA will make a scheduling determination and place them in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our products to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take one or more years beyond FDA approval, thereby significantly delaying the launch of our products. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our products.

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

We will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our products are Schedule II drugs, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying the product. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

In addition, other legislative changes have been proposed and adopted since passage of the Affordable Care Act. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If we ever obtain regulatory approval and successfully commercialize our products, these new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

● the U.S. federal healthcare Anti-Kickback Statute impacts our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

● federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent (including through impermissible promotion of our products for off-label uses) or making a false statement or record to avoid, decrease or conceal an obligation to pay money to the federal government;

● the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

● HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information, or PHI. As amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, HIPAA establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of PHI and imposes notification obligations in the event of a breach of the privacy or security of PHI. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, healthcare clearinghouses, and certain healthcare providers) are required to obtain assurances in the form of a written contract from certain business associates to which they transmit PHI (or who create, receive, transmit or maintain PHI on the covered entity’s behalf) to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements. HITECH made changes to HIPAA including extending the reach of HIPAA beyond HIPAA covered entities to business associates, increased the maximum civil monetary penalties for violations of HIPAA, and granted enforcement authority to state attorneys general. Failure to comply with HIPAA/HITECH can result in civil and criminal liability, including civil monetary penalties, fines and imprisonment;

● the U.S. federal physician payment transparency requirements under the Affordable Care Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians, certain other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and certain other healthcare providers and their immediate family members and applicable group purchasing organizations; and

● analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and certain other healthcare providers or marketing expenditures. Additionally, state and foreign laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA/HITECH, thus complicating compliance efforts.

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians and patients. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payors such as government healthcare systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our product candidates could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including Cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market our products in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs. In that case, we could be required to:

●	obtain licenses from such third parties, which may not be available on commercially reasonable terms, if at all;

●	redesign our products or processes to avoid infringement, which may not be feasible;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; and/or

●	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of June 27, 2017, 22,265,180 were outstanding and 337,616 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not deem, that may not enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares will cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this prospectus, Dr. Avtar Dhillon, a director of the Company, beneficially owns approximately 6.9% of our outstanding common stock and Robert Brooke, a director and Chief Executive Officer of the Company beneficially owns approximately 5.5% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that non-controlling stockholders may not deem to be in their best interests and which could result in such stockholders receiving a premium for their shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease office and laboratory space at our operational headquarters in Yuba City, California. Our lease agreement for our laboratory space expires on May 1, 2020, and requires rent payments of $2,600 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. However, no shares of our common stock traded on any over-the-counter market until March 5, 2012. Our common stock is currently quoted on the OTCQB under the symbol “VBIO”, but there is a limited public trading market for our common stock. The liquidity of our shares on the OTCQB is extremely limited, and prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTCQB or another over-the-counter quotation system on which the common stock was then quoted.

	High	Low

Fiscal 2016
First Quarter ended June 30, 2015	4.50	3.40
Second Quarter ended September 30, 2015	3.90	3.30
Third Quarter ended December 31, 2015	4.50	3.00
Fourth Quarter ended March 31, 2016	4.40	3.40

Fiscal 2017
First Quarter ended June 30, 2016	1.00	0.50
Second Quarter ended September 30, 2016	1.08	0.50
Third Quarter ended December 31, 2016	4.09	0.95
Fourth Quarter ended March 31, 2017	3.10	1.52

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 26, 2017, there were 31 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On March 9, 2017, we issued an aggregate of 1,500,000 shares of the Company’s common stock (collectively, the “Shares”), at a price of $1.00 per Share.

The issuance and sale of the Shares, have not been registered under the Securities Act and the Shares have been sold and were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: each of the Purchasers has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the Shares for its own account and not with a view to or for distributing or reselling the Shares and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Shares; and the Shares were issued as restricted securities.

In April 2017, we issued 50,000 shares of our common stock to a consultant as compensation for services valued at $100,000. The issuance of this common stock, has not been registered under the Securities Act and the shares of common stock were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: the consultant has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the shares of common stock for its own account and not with a view to or for distributing or reselling the shares of common stock and that it has sufficient investment experience to evaluate the risks of the investment; the shares of commons stock were issued as restricted securities.

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

Except as listed in the table below, as of March 31, 2017, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2017 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,952,384	$1.25	337,616
Equity compensation plans not approved by security holders	—	$—	—

Total	2,952,384	$1.25	337,616

(1)	As of March 31, 2017, 337,616 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this annual report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this annual report. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2016 and 2017 appearing elsewhere in this annual report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

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

Our common stock is currently quoted on the OTC Markets Group’s OTCQB tier under the symbol “VBIO.” There is only a limited trading market for our common stock.

Plan of Operations

Vitality Biopharma is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders, such as inflammatory bowel disease and narcotic bowel syndrome, a form of severe opiate-induced bowel dysfunction.

We have developed a new class of cannabinoids known as cannabosides, which were discovered in 2015 through application of the company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners. In 2016, we received approvals from the U.S. Drug Enforcement Administration (DEA) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides as a new class of cannabinoid pharmaceuticals.

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

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods. The Company’s research and development facilities include laboratories and a manufacturing suite that will be used for pharmaceutical-grade production of cannabosides for clinical trials. Use of these facilities for our pharmaceutical development has been approved by the DEA as well as the State of California.

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

Short Term Development Targets

●	Complete efficacy and toxicology studies necessary to support clinical development of cannabosides

●	Complete additional preclinical efficacy and pharmacology studies of cannabosides and cannaboside drug formulations that support lead drug indications as well as novel therapeutic applications

●	Complete the manufacture of cannaboside drug formulations that will be used in initial clinical studies

●	Obtain regulatory approval for first-in-man clinical studies to evaluate the pharmacokinetics of cannabosides, and to obtain preliminary data about their efficacy for providing relief of key symptoms that are common to inflammatory bowel disease and narcotic bowel syndrome

We believe that our long-term commercial success and profit potential depends in large part on our ability to develop and advance proprietary cannabinoid prodrugs that are strongly differentiated from both medical cannabis and existing cannabinoid pharmaceuticals, and to do this more quickly, efficiently and effectively than our competitors. Another critical factor that will determine our success is our ability to obtain and enforce patents, maintain protection of trade secrets, and operate our business without infringing the proprietary rights of third parties. As a result, we are dedicated to the continued development and protection of our intellectual property portfolio. See “Intellectual Property” in this report for a further discussion.

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

We believe that through a process called glycosylation, the solubility and stability of a drug can be significantly improved. Cannabinoid glycoside prodrugs and their use in drug formulations that we are currently developing are designed to enable significant benefits, including:

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

5.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

Drug	Treatment Indications	Status

Cannabosides - VITA-100	Inflammatory Bowel Disease, Narcotic Bowel Syndrome	Phase 1/2 Trial Expected to Initiate in 2017

Cannabosides - VITA-210	Neuropathic Pain, Irritable Bowel Syndrome, Colorectal Cancer, Clostridium Difficile Infections, Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders, Opiate-Induced Bowel Dysfunction	Phase 1 Trial Expected to Initiate in 2017

Additional Cannabosides Formulations	Epilepsy, Schizophrenia, Huntington’s disease, Guillain-Barré	Preclinical

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

Additional Operations

Our glycosylation technology in the past was applied primarily to production of better tasting varieties of stevia through enzyme bioprocessing, which was developed in concert with additional technologies designed to improve the taste and yield of stevia sweetener derived from the stevia plant. We have an intellectual property portfolio related to stevia, as well as commercial operations related to the manufacture and sale of research products that commenced in 2014. We intend to sustain these operations and technologies in a manner that is cash-flow neutral or better, through a combination of restructuring of existing agreements and entering into new licensing arrangements or strategic partnerships.

In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold research products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 2 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Fiscal Years Ended March 31, 2017 and March 31, 2016

The following table sets forth our results of operations for the years ended March 31, 2017 and 2016.

	Twelve Months Ended March 31,
	2017	2016

Revenues	$163,363	$248,348
Cost of goods sold	108,255	149,478
Gross profit	55,108	98,870

Operating Expenses:

General and Administrative	2,605,097	2,196,922
Rent and other related party costs	27,600	30,600
Research & development	893,960	613,119
Loss from operations	(3,471,549)	(2,741,771)

Other income (expenses)
Cost to induce exercise of warrants	-	-
Interest expense	(1,010)	(363)
Change in fair value of derivative liability	(1,746,821)	2,600,809

Net loss	$(5,219,380)	$(141,325)

On May 16, 2014, we entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000, which was allocated based upon the fair value of the acquired assets, as determined by management. As a result of the acquisition, the results of our operations utilizing those assets were included in the Company’s financial statements since May 17, 2014.

During the fiscal year ended March 31, 2017, we generated $163,363 in revenue, compared to sales of $248,348 during the year ended March 31, 2016. Our cost of goods sold were $108,255 and $149,478, resulting in gross profit of $55,108 and $98,870 for the year ended March 31, 2017 and 2016, respectively.

Our net loss during the fiscal year ended March 31, 2017 was $5,219,380 compared to a net loss of $141,325 for the fiscal year ended March 31, 2016 (an increase in net loss of $5,078,055).

During the fiscal year ended March 31, 2017, we incurred general and administrative expenses in the aggregate amount of $2,605,097 compared to $2,196,922 incurred during the fiscal year ended March 31, 2016 (an increase of $408,175). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2017, we incurred research and development costs of $893,960 compared to $613,119 incurred during the fiscal year ended March 31, 2016 (an increase of $280,841). During the fiscal year ended March 31, 2017, we incurred related party rent and other costs totaling $27,600 compared to $30,600 incurred during the fiscal year ended March 31, 2016 (a decrease of $3,000). Also during the fiscal year ended March 31, 2017, we incurred stock-based compensation totaling $1,762,725 compared to $906,256 incurred during the fiscal year ended March 31, 2016 (an increase of $856,469), which are allocated between general and administrative expenses and research & development expenses during the years ended March 31, 2017 and 2016.

This resulted in a loss from operations of $3,471,549 during the fiscal year ended March 31, 2017 compared to a loss from operations of $2,741,771 during the fiscal year ended March 31, 2016, (an increase of $729,778).

During the fiscal year ended March 31, 2017, we recorded total net other expense in the amount of $1,747,831, compared to total net other income recorded during the fiscal year ended March 31, 2016 in the amount of $2,600,446. During the fiscal year ended March 31, 2017, we incurred interest expense of $1,010 compared to $363 incurred during the fiscal year ended March 31, 2016 (an increase of $647). We recorded a loss related to the change in fair value of derivatives of $1,746,821 during the fiscal year ended March 31, 2017, compared to a gain of $2,600,809 during the fiscal year ended March 31, 2016. This resulted in a net loss of $5,219,380 during the fiscal year ended March 31, 2017 compared to a net loss of $141,325 during the fiscal year ended March 31, 2016 (an increase of $5,078,055).

The increase in net loss during the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016 is attributable to loss related to the change in fair value of derivatives and higher general and administrative and research and development expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had recorded revenues of $163,363 from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $17,735,939 as of March 31, 2017, and further losses are anticipated in the development of our business. In their report on our annual financial statements for the fiscal year ended March 31, 2017, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern, which means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital or generate sufficient cash from our operations. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of March 31, 2017, we had total current assets of $1,175,022. Our total current assets as of March 31, 2017 were comprised of cash in the amount of $1,152,766, accounts receivable, net, of $19,198, and prepaid expenses in the amount of $3,058. Our total current liabilities as of March 31, 2017 were $800,654, represented primarily by accounts payable and accrued liabilities of $373,696, accrued compensation of $151,667, accounts payable to a related party of $34,500, and derivative liability of $240,791. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 2 to our financial statements. As a result, on March 31, 2017, we had a working capital of $374,368. We had no long term liabilities as of March 31, 2017, or as of March 31, 2016.

Sources of Capital

In May 2015, the Company entered into a Securities Purchase Agreement with seven purchasers for the sale of an of aggregate of 500,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 1,250,006 shares of the Company’s common stock for total gross proceeds of $1,500,000, or a sales price of $3.00 per share (the “May 2015 Offering”). The May 2015 Offering closed on May 11, 2015. The Company incurred $208,426 direct costs, fees and expenses in connection with the Offering, resulting in net cash proceeds to the Company of $1,291,574. The warrants to purchase an aggregate of 1,250,006 issued to the purchasers in the Offering were issued in three tranches: Series A Warrants to purchase up to an aggregate of 500,002 shares of the Company’s common stock, with exercise price of $4.50 per share, and a term of 5 years; Series B Warrants to purchase up to an aggregate of 500,002 shares of the Company’s common stock, with exercise price of $3.50 per share, and a term of 9 months; and Series C Warrants to purchase up to an aggregate of 250,002 shares of the Company’s common stock, with exercise price of $4.00 per share, and a term of 1 year; all of which are exercisable immediately (the Series A Warrants, the Series B Warrants and the Series C Warrants, collectively, the “Warrants”). The Company also issued warrants to purchase up to 40,000 shares of the Company’s common stock (the “Placement Agent Warrants”) to H.C. Wainwright & Co., LLC as placement agent to the Offering. The Placement Agent Warrants have an exercise price of $3.75 per share, a term of 5 years, and are exercisable immediately.

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s CEO will provide testimony in July 2017.

On March 9, 2017, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we issued to the purchasers an aggregate of 1,500,000 shares of the Company’s common stock, par value $0.001 per share at a price of US$1.00 per share, for the aggregate purchase price of US$1,500,000, which closed on March 9, 2017.

We have generated $163,363 in revenue during the fiscal year ended March 31, 2017. We believe that revenue in the near term, will be less than necessary to support our business and pursue our operational plans without obtaining additional financing. We currently have no commitments for any future funding. As of March 31, 2017, we had cash in the amount of $1,152,766. As discussed under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2017, are expected to be approximately $3,000,000. As of the date of this annual report we expect to have sufficient funds to operate our business over the next 9 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2017, net cash used in operating activities was $1,384,697 compared to net cash used in operating activities of $1,685,841 for the fiscal year ended March 31, 2016. This increase is due to a loss related to our derivative liability in the 2017 period compared to gains during the 2016 period offset by larger costs related to vested stock options in the 2017 fiscal year. Net cash used in operating activities during the fiscal year ended March 31, 2017 consisted primarily of a net loss of $5,219,380 and offset by $1,746,821 related to the change in fair value of derivative liability, $1,762,725 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2016 consisted primarily of a net loss of $141,325 and $2,600,809 related to the change in fair value of derivative liability, offset by $906,256 related to stock-based compensation.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2017, net cash provided by financing activities was $2,442,030 compared to net cash provided by financing activities of $1,391,544 for the fiscal year ended March 31, 2016. Net cash provided by financing activities during the fiscal year ended March 31, 2017 consisted primarily of $1,665,030 received from the sale of common stock and warrants and $777,000 received from warrant exercises. Net cash provided by financing activities during the fiscal year ended March 31, 2016 consisted primarily of $1,291,574 received from the sale of common stock and warrants.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2017 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses in our internal control over financial reporting identified by management as of March 31, 2017:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel .During the year ended March 31, 2017, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017, and identified the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2017 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	55	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	65	March 2012
Robert Brooke (5)	Chief Executive Officer and Director	37	January 2012

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Financing Committee

(5) Currently serves as our only executive officer.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon also served as our Interim Principal Executive and Financial Officer from August 17, 2011 until January 31, 2012. Dr. Dhillon has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (NASDAQ: ONCS) since March 2011, and of Arch Therapeutics since April 2013, after serving as a director since May 2011. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NASDAQ: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman from October 2009 until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included multinational companies, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon held roles of increasing responsibility with MDS Capital Corp. (now Lumira Capital Corp.), one of North America's leading healthcare venture capital organizations, from August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp. (“Cardiome”), a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent merger and acquisition transactions. He was a founding board member in February 2004 of Protox Therapeutics, Inc. (“Protox”), now a publicly traded specialty pharmaceutical company known as Sophiris Bio Inc. Dr. Dhillon maintained his board position at Protox until the execution of a financing with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a venture capital corporation in British Columbia, and has held this role since November 2003. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of OncoSec Medical Incorporated since June 2011 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Senior Vice President – Clinical Research (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida serves as Principal of Anthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. Dr. Maida also served as Vice President of Finance for Lockheed DataPlan, a subsidiary of Lockheed Corporation and Senior Control for Lockheed Missiles and Space, MSD. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the American Chemical Society and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California, Davis, in 2010. We believe that his financial and operational experience in our industry will provide important resources to our Board.

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

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our other employees. The Code of Business Conduct and Ethics is available for review on our website at www.vitality.bio.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, we believe that, during our fiscal year ended March 31, 2017, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2017 and March 31, 2016 for (i) our current principal executive and financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2017 fiscal year and whose total compensation exceeded $100,000 in our 2017 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Stock Awards (non-cash)		Total ($)

Robert Brooke, Chief Executive Officer (principal executive and financial officer)	2017	150,000	184,940	(1)	334,940

	2016	150,000	-		150,000

(1)  Includes amortization of an option to purchase 415,000 shares of common stock a grant of 510,585 shares of restricted commons stock both granted in July 2016.

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

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2017, 1) Dr. Dhillon held an option to purchase 50,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, and an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017; 2) Dr. Maida held an option to purchase 10,000 shares of common stock, 2,500 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 92,559 shares of common stock, 23,140 of which vested and became fully exercisable on January 1, 2017, and 23,140 of which will vest on each of July 1, 2017 and January 1, 2018, and 23,139 of which will vest on July 1, 2018. ; and 3) Mr. Brooke held an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017. and an option to purchase 415,000 shares of common stock, 103,750 of which vested and became fully exercisable on January 1, 2017, and 103,750 of which will vest on each of July 1, 2017 and January 1, 2018, and 23,139 of which will vest on July 1, 2018.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2017. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2017, and Dr. Maida received $30,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2017.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2017:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Dr. Avtar Dhillon (1)	$110,000	$198,340	$-	$308,340

Dr. Anthony Maida (1)	$30,000	$16,622	$-	$46,226

(1)	As of March 31, 2017, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held a stock award of 925,585 shares of our common stock and option awards to purchase 90,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 10,000 shares of our common stock and option awards to purchase 102,559 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Vitality Biopharma, Inc., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 27, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	1,530,585	6.9%
Dr. Anthony Maida, III (3)	112,559	*
Robert Brooke (4)	1,222,835	5.5%
Current Directors and Executive Officers as a Group (3 persons)	2,865,979	12.9%

*Less than 1%

(1)

Based on 22,265,180 shares of our common stock issued and outstanding as of June 27, 2017. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes an option to purchase 50,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and a grant of 925,585 shares of restricted common stock, 462,793 of which will vest on January 1, 2018 and 463,792 of which will vest on March 1, 2018.

(3)	Includes 10,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 3,334 of which vested on January 1, 2013, and 3,333 on each of January 1, 2014 and January 1, 2015, an option to purchase 10,000 shares of common stock, 2,500 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 92,559 shares of common stock, 23,140 of which vested and became fully exercisable on January 1, 2017, and 23,140 of which will vest on each of July 1, 2017 and January 1, 2018, and 23,139 of which will vest on July 1, 2018.

(4)	Includes an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, an option to purchase 415,000 shares of common stock, 103,750 of which vested and became fully exercisable on January 1, 2017, and 103,750 of which will vest on each of July 1, 2017, January 1, 2018, and July 1, 2018, and a grant of 510,585 shares of restricted commons stock, 255,293 of which will vest on January 1, 2018 and 255,292 of which will vest on March 1, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

Please see the information disclosed under the same heading in Item 5 of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On April 23, 2012, we entered into a lease agreement with One World Ranches LLC pursuant to which we lease from One World Ranches LLC certain office and laboratory space located at the address of our principal executive offices. That lease agreement commenced on May 1, 2012, was extended from May 1, 2017 to May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017.

One World Ranches LLC is jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains. The lease agreement was approved by our Board of Directors while Dr. Avtar Dhillon abstained from voting.

On August 18, 2012, we entered into a lease agreement with Sacramento Valley Real Estate, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of our Board of Directors, and his wife, Diljit Bains, pursuant to which we agreed to lease space located at 33-800 Clark Avenue, Yuba City, California. The month-to-month lease began on August 20, 2012 and was terminated on May 31, 2015. Our rent payment was $1,000 per month. On August 22, 2012, we paid $1,000 as a refundable security deposit under this lease.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2016, $11,950 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

Except as described above, during the fiscal years ended March 31, 2016 and 2017, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2015 and 2016. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2017	2016
Audit Fees	$50,301	$59,474
Audit-Related Fees	-	-
Tax Fees	11,839	11,735
All Other Fees	-	-
Total Fees	$62,140	$71,209

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2017 or 2016.

Pre-Approval Policies and Procedures

Our Audit Committee's charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the “de minimis” exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor's independence. Since the establishment of our Audit Committee on August 24, 2012, the Audit Committee approved in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2012 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Director

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

VITALITY BIOPHARMA, INC.

Date: June 28, 2017	By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

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

SIGNATURE	TITLE	DATE

	Chief Executive Officer and Director	June 28, 2017
/s/ Robert Brooke	(Principal Executive Officer, Principal Financial Officer and
Robert Brooke	Principal Accounting Officer)

/s/ Avtar Dhillon	Director	June 28, 2017
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	June 28, 2017
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vitality Biopharma, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Vitality Biopharma, Inc., (the “Company”) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Los Angeles, California
June 28, 2017

VITALITY BIOPHARMA, INC.

BALANCE SHEETS

	March 31, 2017	March 31, 2016
Assets

Current Assets
Cash	$1,152,766	$95,433
Accounts receivable, net	19,198	30,396
Inventory	-	6,470
Prepaid expenses	3,058	2,500

Total Assets	$1,175,022	$134,799

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable and accrued liabilities	$373,696	$215,562
Accrued compensation – officers and directors	151,667	29,375
Accounts payable - related party	34,500	6,900
Derivative liability	240,791	401,127

Total liabilities	800,654	652,964

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 22,215,180 and 7,911,708 shares issued and outstanding, respectively	22,214	7,912
Common stock issuable, 999,700 shares	-	99,970
Additional paid-in-capital	18,088,093	11,890,512
Accumulated deficit	(17,735,939)	(12,516,559)
Total stockholders’ equity (deficiency)	374,368	(518,165)
Total liabilities and stockholders’ equity (deficiency)	$1,175,022	$134,799

The accompanying notes are an integral part of these financial statements

VITALITY BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2017	2016

Revenues	$163,363	$248,348
Cost of goods sold	108,255	149,478
Gross profit	55,108	98,870

Operating Expenses:
General and Administrative	2,605,097	2,196,922
Rent - related party	27,600	30,600
Research and development	893,960	613,119
Total Operating Expenses	3,526,657	2,840,641

Loss from operations	(3,471,549)	(2,741,771)

Other income (expenses)
Interest expense	(1,010)	(363)
Change in fair value of derivative liability	(1,746,821)	2,600,809
Total other income (expense)	(1,747,831)	2,600,446

Net loss	$(5,219,380)	$(141,325)

Net loss per share - Basic and diluted	$(0.38)	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	13,591,137	7,541,983

The accompanying notes are an integral part of these financial statements

VITALITY BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED MARCH 31, 2017 and 2016

	Common Stock		Additional Paid-in-	Accumulated	Common stock,
	Shares	Amount	Capital	Deficit	issuable	Total
Balance, April 1, 2015	7,296,892	$7,297	$11,288,637	$(12,375,234)	$-	$(1,079,300)

Amortization of common stock issued to employees with vesting terms	-	-	161,936	-	-	161,936
Common stock issued for services	114,816	115	275,885	-	-	276,000
Fair value of vested stock options	-	-	286,248	-	-	286,248
Fair value of vested warrants granted to employees	-	-	182,072	-	-	182,072
Issuance of stock and warrants	500,000	500	(403,577)	-	-	(403,077)
Extinguishment of derivative liability	-	-	99,311	-	-	99,311
Common Stock issuable, 9,997,000 shares	-	-	-	-	99,970	99,970
Net Loss	-	-	-	(141,325)	-	(141,325)

Balance, March 31, 2016	7,911,708	7,912	11,890,512	(12,516,559)	99,970	(518,165)

Issuance of stock and warrants	4,150,000	4,150	1,760,850	-	(99,970)	1,665,030
Common stock issued for services	552,500	552	658,549	-	-	659,101
Shares issued upon warrant exercises	8,189,262	8,189	768,811	-	-	777,000
Amortization of common stock issued to employees with vesting terms	1,436,170	1,436	339,814	-	-	341,250
Fair value of vested stock options	-	-	762,374	-	-	762,374
Extinguishment of derivative liability	-	-	1,907,158	-	-	1,907,158

Cancellation of unvested restricted stock	(25,000)	(25)	25	-	-	-
Adjustment to common stock in conjunction with reverse split	540	-	-	-	-	-
Net Loss	-	-	-	(5,219,380)		(5,219,380)

Balance, March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	-	$374,368

The accompanying notes are an integral part of these financial statements.

VITALITY BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2017	2016
Operating activities
Net loss	$(5,219,380)	$(141,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	762,374	286,248
Fair value of vested common stock issued to employees	341,250	161,936
Fair value of vested warrants granted to employees	-	182,072
Fair value of common stock issued for services	659,101	276,000
Change in fair value of derivative liability	1,746,821	(2,600,809)
Changes in assets and liabilities:
Accrued compensation – officers and directors	122,292	29,375
Accounts receivable	11,199	31,199
Inventory	6,470	2,008
Prepaid expense	(558)	-
Accounts payable - related party	27,600	5,900
Accounts payable and accrued liabilities	158,134	81,555
Net Cash Used in Operating Activities	(1,384,697)	(1,685,841)

Financing activities
Proceeds from exercise of warrants, net	777,000	-
Proceeds from Common Stock issuable	-	99,970
Proceeds from sale of common stock and warrants, net	1,665,030	1,291,574
Net Cash Provided by Financing Activities	2,442,030	1,391,544

Net increase (decrease) in cash	1,057,333	(294,297)
Cash - Beginning of Period	95,433	389,730

Cash - End of Period	$1,152,766	$95,433
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Fair value of warrants issued with common stock, recorded as derivative liability	$-	$1,694,651
Extinguishment of derivative liability	$1,907,158	99,311

The accompanying notes are an integral part of these financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE

YEARS ENDED MARCH 31, 2017 AND 2016

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007. The Company’s fiscal year end is March 31.

In 2015, the Company developed a new class of cannabinoids known as cannabosides, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners. In 2016, the Company received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides.

In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each 10 shares of common stock outstanding or exercisable under any outstanding warrants or option agreements, and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These corporate changes became effective on July 20, 2016. All share and per share information contained in these financial statements has been adjusted to reflect these changes as if it had occurred in the earliest period presented.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended March 31, 2017, the Company incurred a net loss of $5,219,380 and used cash in operating activities of $1,384,697. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of March 31, 2017 we will have sufficient funds to operate the business for the next 9 months. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

We do not have any firm commitments for future capital. Significant additional financing will be required to fund our planned principal operations in the near term and in future periods, including research and development activities relating to stevia extract production, developing and seeking regulatory approval for any of our stevia product candidates, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term. Since inception, the Company has experienced recurring operating losses and negative operating cash flows, and we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the future. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, these or other sources of capital may not be available on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, reserves for accounts receivable, the fair value of equity instruments issued for services, and assumptions used in the valuation of derivative liabilities and the valuation allowance for deferred tax assets.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At March 31, 2017 and 2016, the allowance for doubtful accounts and returns and discounts was approximately $50,500 and $17,500, respectively.

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

The fair value of the derivative liabilities of $240,791 and $401,127 at March 31, 2017 and 2016, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	March 31,
	2017	2016
Options	2,820,489	907,500
Warrants	372,421	2,002,719
Total	3,192,910	2,910 219

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DERIVATIVE LIABILITY

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. In May 2015, the Company issued certain warrants which included an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. The Company determined that the exercise prices of the warrants were not fixed because they are subject to fluctuation based on the occurrence of future offerings or events, and certain fundamental transactions. In accordance with the FASB authoritative guidance, the conversion feature of the warrants was separated from the host contract and recognized as a derivative instrument and is re-measured at the end of each reporting period with the change in value reported in the statement of operations.

At March 31, 2015, the balance of the derivative liabilities was $1,406,596. During the year ended March 31, 2016, the Company recognized additional derivative liabilities of $1,694,651 related to the issuance of new warrants, recorded a decrease in derivative liability of $2,600,809, and recorded an extinguishment of $99,311 related to warrants that were exercised. At March 31, 2016, the balance of the derivative liabilities was $401,127. During the year ended March 31, 2017, the Company recorded an increase in derivative liability of $1,746,821, and recorded an extinguishment of $1,907,158 related to warrants that were exercised. At March 31, 2017, the balance of the derivative liabilities was $240,791.

At March 31, 2017 and March 31, 2016, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2017	March 31, 2016
Conversion feature:
Risk-free interest rate	0.19%	0.19-1.04%
Expected volatility	125%	105.06-124.77%
Expected life (in years)	1 to 3 years	.01 to 4 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$240,791	$401,127

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

3. STOCKHOLDERS’ EQUITY

Equity financings

On March 9, 2017, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we issued to the purchasers an aggregate of 1,500,000 shares of the Company’s common stock, par value $0.001 per share at a price of $1.00 per share, for the aggregate proceeds of $1,500,000.

In May 2016, the Company entered into a securities purchase agreement providing for the issuance of 2,650,000 shares of the Company’s common stock and warrants to purchase 7,950,000 shares of the Company’s common stock, at a price of $0.10 per share for aggregate proceeds to the Company of $265,000. The warrants were all exercised prior to their expiration date on February 4, 2017 (see Note 5).

In May 2015, the Company entered into a securities purchase agreement with seven purchasers for the sale of an of aggregate of 500,000 shares of the Company’s common stock, and warrants to purchase an aggregate of 1,250,006 shares of the Company’s common stock for total gross proceeds of $1,500,000, or a sales price of $3.00 per share. The Company also issued warrants to purchase up to 40,000 shares of the Company’s common stock to its placement agent.

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards are based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years.

During the year ended March 31, 2017, the Company issued an aggregate of 1,436,170 shares of its common stock to one officer and one director. The aggregate fair value of these awards was approximately $718,000, which will be amortized over the 1.75 year vesting term of the awards.

At March 31, 2015, the accumulated vested balance of stock awards was $449,280. During the year ended March 31, 2016, the fair value of stock awards that vested was $161,936. At March 31, 2016, the accumulated vested balance of stock awards was $611,216. During the year ended March 31, 2017, we recorded expense related to the fair value of stock awards that vested of $341,250. At March 31, 2017, the accumulated vested balance of the stock awards $952,466. At March 31, 2017, the amount of unvested compensation related to these awards is approximately $410,000, and will be recorded as expense over 1.25 years.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2015	208,333
Granted	-
Vested	(39,167)
Forfeited	-
Non-vested shares, April 1, 2016	169,166
Granted	1,436,170
Vested	(2,500)
Forfeited	(166,666)
Non-vested shares, March 31, 2017	1,436,170

Common stock issued for services

During the year ended March 31, 2017, the Company issued a total of 552,500 share of common stock to three consultants as payment for services and recorded expenses of $659,101 based on the fair value of the Company’s common stock at the issuance dates.

During the year ended March 31, 2016, the Company issued a total of 114,816 share of common stock to four consultants as payment for services and recorded expenses of $276,000 based on the fair value of the Company’s common stock at the issuance dates.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2016 and 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance at April 1, 2015	632,500	$3.30
Granted	277,500
Exercised	-
Cancelled	(2,500)
Balance outstanding at March 31, 2016	907,500	$3.30
Granted	2,263,821
Exercised	-
Expired	(285,000)
Cancelled	(65,832)
Balance outstanding at March 31, 2017	2,820,489	$1.27
Balance exercisable at March 31,2017	965,626	$1.70

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price
Options Outstanding, March 31, 2017	1,710,821	$0.50	$0.50
	153,000	$0.96	$0.96
	130,000	$1.00	$10.00
	10,000	$1.50	$1.50
	647,500	$2.00 – 2.79	$ 2.00 – 2.79
	123,334	$3.10 – 3.80	$ 3.10 – 3.80
	45,834	$4.00 – 4.70	$ 4.00 – 4.70
	2,820,489
Options Exercisable, March 31, 2017	427,708	$0.50	$0.50
	37,500	$0.96	$0.96
	130,000	$1.00	$10.00
	5,000	$1.50	$1.50
	201,250	$ 2.00 – 2.79	$ 2.00 – 2.79
	118,334	$ 3.10 – 3.80	$ 3.10 – 3.80
	45,834	$ 4.00 – 4.70	$ 4.00 – 4.70
	965,626

During the years ended March 31, 2017 and 2016, we expensed total stock-based compensation related to stock options of $762,374 and $286,248, respectively, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2017 was approximately $801,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years. At March 31, 2017, the 2,820,489 outstanding stock options had an intrinsic value of approximately $2,560,000.

Year Ended March 31, 2017

During the year ended March 31, 2017, the Company granted to employees options to purchase an aggregate of 1,718,262 shares of the Company’s common stock with exercise prices of from $0.50 to $2.79 per share, that expire ten years from the date of grant, and all have vesting period of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34% and 131.33%, (ii) discount rate between 1.60% and 2.45%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,045,000. During the year ended March 31, 2017, amortization of approximately $305,000 was recorded related to these options.

During the year ended March 31, 2017, the Company also granted to seven consultants options to purchase 545,559 shares of the Company’s common stock with exercise prices of per share between $0.50 and $2.34, that expire in ten years from date of grant, and have vesting period of 24 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34% and 129.31% (ii) discount rate between 1.36% and 2.4%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. The total fair value of the option grants to the consultants at their grant dates was approximately $830,000. The Company re-measures any non-vested options to non-employees to fair value at the end of each reporting period. At March 31, 2017, the fair value of the 545,559 options was $183,450. During the year ended March 31, 2017, amortization of $136,473 was recorded on these options.

Year Ended March 31, 2016

During the year ended March 31, 2016, the Company granted to employees options to purchase an aggregate of 137,500 shares of the Company’s common stock that expire ten years from the date of grant and have vesting periods ranging from zero to 36 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 76.26%, (ii) discount rate of 2.19%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $233,000.

Also, during the year ended March 31, 2016, the Company granted options to purchase 140,000 shares of the Company’s common stock to five consultants that expire between three and ten years from date of grant. 70,000 of the options vested immediately and the balance of the options vest over periods up to 36 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 76.26% to 107.51%, (ii) discount rate of 2.17%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The total fair value of the option grants to the consultants at their grant dates was approximately $131,000.

5. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2016 and 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at April 1, 2015	1,212,715	$3.70
Granted	1,290,006	3.19
Exercised	-	-
Expired/Cancelled	(500,002)	-
Balance outstanding at March 31, 2016	2,002,719	$3.50
Granted	7,950,000	0.17
Exercised	(9,036,965)	0.58
Expired/Cancelled	(543,333)	3.46
Balance outstanding at March 31, 2017	372,421	$2.79
Balance exercisable at March 31, 2017	372,421	$2.79

In conjunction with the May 2016 Offering (see Note 3), the Company granted to investors warrants to purchase 7,950,000 shares of the Company’s common stock, at a price of $0.10 per share. The warrants were all exercised prior to their expiration date on February 4, 2017.

In conjunction with the May 2015 offering of the Company’s common stock, the Company granted warrants to purchase an aggregate of 1,290,006 shares of the Company’s common stock. The warrants were exercisable immediately, had exercise prices ranging from $3.50 to $4.50 per share, and expiration periods from nine months to 5 years.

During the year ended March 31, 2017, the Company received $777,000 of proceeds from holders of warrants to acquire 4,570,590 shares of common stock. In addition, warrant holders exchanged 4,466,375 warrants on a cashless basis for 3,618,672 shares of common stock.

The outstanding and exercisable warrants had no intrinsic value as of March 31, 2017 and March 31, 2016.

6. INCOME TAXES

The Company has no tax provision for any period presented due to its history of operating losses. Significant components of deferred income tax assets and liabilities at March 31, 2017 and 2016 are presented below. Management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.

At March 31, 2017, we had federal net operating loss carryforwards, or NOLs, of approximately $10,350,000 that are available to offset future federal taxable income and will expire in the years through 2037. At March 31, 2017, we had state NOLs of approximately $10,100,000 that will expire if unused through 2037.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	March 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$4,300,000	$3,630,000
Share-based compensation	3,245,000	2,540,000
Research credits	63,000	63,000
Other, net	40,000	40,000
Less: Valuation allowance	(7,648,000)	(6,273,000)
Net deferred income tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	March 31,
	2017	2016
Federal Statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(8)%	(5)%
	(42)%	(39)%
Valuation allowance	42%	39%
Effective tax rate	-%	-%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017, no liability for unrecognized tax benefits was required to be recorded. The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended March 31, 2017 and 2016, the Company did not recognize any interest and penalties.

7. RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches LLC (“One World Ranches”), (the “Carlson Lease”). The Carlson Lease began on May 1, 2012 and was extended from May 1, 2017 to May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017.. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

Aggregate payments under leases with related parties for the years ended March 31, 2017 and 2016 were $27,600 and $30,600, respectively.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2017, $10,500 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

8. DISTRIBUTION AND LICENSE AGREEMENTS (TERMINATED AUGUST 2016)

In August 2014, we entered into distribution and license agreements with Qualipride International (“Qualipride”), Mr. Dong Yuejin and Mr. Guo Yuxiao related to stevia products for the Company. Under employment agreements related to the distribution and license agreements, Mr. Dong and Mr. Guo were entitled to receive an aggregate of 240,000 restricted shares of our common stock and warrants to purchase up to an aggregate of 440,000 shares of our common stock. 40,000 shares of our restricted common stock and warrants to purchase 80,000 shares of our common stock vested immediately, 100,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 200,000 shares of our common stock have vesting terms ranging from one to three years, and the balance of 100,000 shares of our restricted common stock and warrants to purchase up to an aggregate of 160,000 shares of our common stock will vest once certain financial and operational milestones are achieved, as defined.

For the year ending March 31, 2016, stock based compensation related to the vesting of these options was $182,072. For the year ending March 31, 2017, there was no stock-based compensation for these warrants. At March 31, 2016 and 2017, the accumulated amortization related to these vested warrants was $649,860.

The distribution, license and employment agreements all terminated in August 2016. Twenty-five thousand (25,000) shares of the restricted common stock and warrants to purchase 293,332 shares of the Company’s common stock that were unvested as of the termination date of the agreements were cancelled.

9. COMMITMENTS

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s CEO will provide testimony in July 2017.

As of March 31, 2017, we had accrued $60,000 in legal fees related to the SEC examination.

12. SUBSEQUENT EVENTS

In April 2017, we issued 50,000 shares of our common stock to a consultant as compensation for services valued ar $100,000.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Offer Letter to Series B Warrant holders dated December 6, 2013 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.)
4.3	Offer Letter to Series C Warrant holders dated March 27, 2014 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
4.4	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.1	Form of Convertible Debenture Subscription Agreement dated January 31, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.2	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.3#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.4#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.5	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.6	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.7	Form of 0% Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.8	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.9	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.10#	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.)
10.11#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.12	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.13	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.14	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.15	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)

50

10.16	Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
10.17	Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013.)
10.18	Form of Stock Release Agreement dated April 2, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.19#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.20	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.21	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.22	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.23	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

51