Form 10-Q
period 2017-06-30
Vitality Biopharma, Inc.
filed 2017-08-10
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

VITALITY BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

1901 Avenue of the Stars, 2nd Floor
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(530) 231-7800
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X] Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 9, 2017, there were 23,265,180 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(unaudited)
Assets

Current Assets
Cash	$530,602	$1,152,766
Accounts receivable, net	25,332	19,198
Prepaid expenses	3,058	3,058

Total Assets	$558,992	$1,175,022

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable and accrued liabilities	$306,783	$373,696
Accrued compensation – officers and directors	151,667	151,667
Accounts payable - related party	22,000	34,500
Derivative liability	265,403	240,791

Total liabilities	745,853	800,654

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 22,265,180 and 22,215,180 shares issued and outstanding, respectively	22,264	22,214
Additional paid-in-capital	18,633,167	18,088,093
Accumulated deficit	(18,842,292)	(17,735,939)
Total stockholders’ equity (deficiency)	(186,861)	374,368
Total liabilities and stockholders’ equity (deficiency)	$558,992	$1,175,022

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Revenue	$27,043	$46,377
Cost of goods sold	20,486	25,119
Gross profit	6,557	21,258

Operating expenses:
General and administrative	673,789	327,874
Research and development	407,009	110,315
Rent - related party	7,500	6,900
Total operating expenses	1,088,298	445,089

Loss from operations	(1,081,741)	(423,831)

Other income (expenses)
Change in fair value of derivative liability	(24,612)	(14,953)
Interest expense	—	(621)
Total other expenses, net	(24,612)	(15,574)
Net loss	$(1,106,353)	$(439,405)

Net loss per common share
Basic and diluted	$(0.05)	$(0.04)
Weighted average number of common shares outstanding
Basic and diluted	22,255,290	10,069,358

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Description	Shares	Amount	-Capital	Deficit	Total

Balance- March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	$374,368
Fair value of vested restricted common stock			102,584	—	102,584
Fair value of vested stock options	—	—	342,540	—	342,540
Fair value of common stock issued for services	50,000	50	99,950	—	100,000
Net loss	—	—	—	(1,106,353)	(1,106,353)

Balance- June 30, 2017 (unaudited)	22,265,180	$22,264	$18,633,167	$(18,842,292)	$(186,861)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(1,106,353)	$(439,405)

Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	342,540	39,905
Amortization of common stock issued to employees with vesting terms	102,584	24,000
Fair value of common stock issued for services	100,000	—
Change in fair value of derivative liability	24,612	14,953
Fair value of vested warrants granted to employees	—	35,014
Changes in operating assets and liabilities:
Accounts receivable	(6,134)	(8,807)
Deposit	—	(558)
Accounts payable and accrued liabilities	(66,913)	(11,984)
Accounts payable - related party	(12,500)	6,900
Net cash used in operating activities	(622,164)	(339,982)

Financing activities
Proceeds from common stock issuable	—	100,000
Proceeds from sale of common stock, net	—	165,030
Net cash provided by financing activities	—	265,030

Net decrease in cash	(622,164)	(74,952)

Cash and cash equivalents - beginning of period	1,152,766	95,433
Cash and cash equivalent - end of period	$530,602	$20,481

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$363
Income taxes	$—	$—

Non-cash activities:
Extinguishment of derivative liability	$—	$80,278

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended June 30, 2017, the Company incurred a net loss of $1,106,353 and used cash in operating activities of $622,164. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that as of June 30, 2017 we have sufficient funds to operate the business for the next 6 months. In July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2017 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2017. These financial statements should be read in conjunction with that report.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates and assumptions by management include, among others, reserves for accounts receivable, the fair value of equity instruments issued for services, and assumptions used in the valuation of derivative liabilities and the valuation allowance for deferred tax assets, and the accrual of potential liabilities.

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

The fair value of the derivative liabilities of $265,403 and $240,791 at June 30, 2017 and March 31, 2017, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Three months ended
	June 30, 2017	June 30, 2016
Options	2,820,489	892,500
Warrants	372,421	9,702,713
Total	3,192,910	10,595,213

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the third quarter of 2017. The adoption of ASU 2017-11 is not expected to have an impact on the Company’s financial statements and related disclosures because the conversion feature of the Company’s warrants have features other than down round provisions that require current accounting treatment and classification.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DERIVATIVE LIABILITY

In May 2015, the Company issued certain warrants which included an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. In addition, the Company determined that the warrants can be settled for cash at the holders’ option in a future fundamental transaction, as defined. As a result of the anti-dilution and fundamental transaction provisions, the Company determined that the conversion feature of the warrants should be separated from the host contract, be recognized as a derivative liability, and re-measured at each reporting period with the change in value reported in the statement of operations.

At March 31, 2017, the balance of the derivative liabilities was $240,791. During the three months ended June 30, 2017, the Company recorded an increase in derivative liability of $24,613. At June 30, 2017, the balance of the derivative liabilities was $265,403.

At June 30, 2017 and March 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2017	March 31, 2017
Conversion feature:
Risk-free interest rate	1.14-1.55%	0.19%
Expected volatility	127%	125%
Expected life (in years)	1 to 3 years	1 to 3 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$265,403	$240,791

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

3. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards are based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years.

At March 31, 2017, the accumulated vested balance of stock awards was $952,466. During the three months ended June 30, 2017, we recorded expense related to the fair value of stock awards that vested of $102,504. At June 30, 2017, the amount of unvested compensation related to these awards is approximately $307,750, and will be recorded as expense over 1 year.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2017	1,436,170
Granted	—
Vested	—
Forfeited	—
Non-vested shares, June 30, 2017	1,436,170

Common stock issued for services

During the three months ended June 30, 2017, the Company issued a total of 50,000 shares of common stock to one consultant as payment for services and recorded expenses of $100,000 based on the fair value of the Company’s common stock at the issuance dates.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended June 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2017	2,820,489	$1.27
Granted	—
Exercised	—
Expired	—
Cancelled	—
Balance outstanding at June 30, 2017	2,820,489	$1.27
Balance exercisable at June 30, 2017	1,006,876	$1.50

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2017	1,710,821	$0.50	$0.50
	153,000	$0.96	$0.96
	130,000	$1.00	$10.00
	10,000	$1.50	$1.50
	647,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,820,489
Options Exercisable, June 30, 2017	427,708	$0.50	$0.50
	37,500	$0.96	$0.96
	130,000	$1.00	$10.00
	7,5000	$1.50	$1.50
	235,000	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	1,006,876

During the three months ended June 30, 2017, we expensed total stock-based compensation related to stock options of $342,540, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2017 was approximately $740,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years. At June 30, 2017, the 2,820,489 outstanding stock options had an intrinsic value of approximately $3,050,000.

5. WARRANTS

At June 30, 2017, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2017	372,421	$2.79
Granted	—	—
Exercised	—	—
Expired		$—
Balance outstanding and exercisable at June 30, 2017	372,421	$2.79

6. RELATED PARTY OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017. In May 2017, the Company extended the lease through May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the lease for the three months ended June 30, 2017 and 2016 were $7,500 and $6,900, respectively.

7. COMMITMENTS

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s CEO will provide testimony when the SEC schedules such testimony, which we believe will be sometime before the end of December 2017.

As of June 30, 2017, we had accrued approximately $44,000 in legal fees related to the SEC examination.

8. SUBSEQUENT EVENTS

On July 26, 2017, the Company entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, of an aggregate of 666,667 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 333,334 shares of the Company’s common stock (the “Warrants”), at a price of $1.50 per share (the “Offering”). The Warrants have an exercise price of $2.00 per share, are exercisable immediately, expire on the three year anniversary of the date of issuance, and may be exercised on a cashless basis. The Offering closed on July 28, 2017. The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $995,000.

In July 2017, we issued options to purchase 30,000 shares of our common stock to a consultant with a fair value of $50,127 at grant date. These options have an exercise price of $1.79 per share and expire ten years from the date of issuance. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 126.91%, (ii) discount rate of 2.20%, (iii) zero expected dividend yield, and (iv) expected life of 5 years. The fair value of the option grants to the consultants will be recalculated each quarter and will be amortized over 24 months as the options vest based on their fair value at the end of each quarterly reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed on June 28, 2017, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 28, 2017.

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

Company Overview

We were incorporated in the State of Nevada on June 29, 2007 under the name Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also on October 10, 2011, we effected a seven for one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares of common stock increased from 7,350,000 to 51,450,000. In February 2012, we substantially changed our management team, and added other key personnel. In December 2015, we discovered novel pharmaceutical applications of our glycosylation technology for producing cannabinoid prodrugs and we have recently changed our operational focus towards pharmaceutical development of the cannabinoid prodrugs. On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved 1) a name change whereby our name changed from Stevia First Corp. to Vitality Biopharma, Inc., 2) a reverse split of our outstanding common shares whereby each 10 shares of common stock will be exchanged for 1 share of common stock and 3) an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016.

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

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. In studies, more than half (58%) of opiate users have reported chronic abdominal pain. When opiate-induced abdominal pain is overlooked or misdiagnosed, potentially due to common gastrointestinal side effects like opiate-induced constipation, it may lead to a vicious cycle of dose escalation. While seeking pain relief, increasing the dose of opiate medications could lead both to worsening abdominal pain and to more severe drug addiction. Studies have reported that approximately 6% of opiate users have NBS, and that patients afflicted with this disorder report a quality-of-life that is worse than patients with quadriplegia. Independent preclinical studies have reported that endogenous opioid peptides may play a role within the intestinal tract in the development of inflammation, and that they act in a synergistic manner to cannabinoids for pain relief, meaning that cannabinoids could enable opiate dose reduction without sacrificing pain relief. Independent clinical studies have confirmed this effect, where it was reported that cannabis provides additional pain relief to patients taking stable doses of opiates for chronic pain management,. Independent clinical studies have also found that treatment regimens for narcotic bowel syndrome are ineffective, as 45.8% of patients were shown to return to using narcotics within only three months.

We plan to complete preclinical studies necessary to commence clinical trials in 2017, which will focus initially on evaluating the clinical pharmacokinetics and safety of cannabosides, and to then evaluate their utility for treatment of inflammatory bowel disease and narcotic bowel syndrome. We plan to conduct additional preclinical studies also, which will evaluate the utility of cannabosides as a chronic therapy for treatment of additional conditions such as neuropathic pain, irritable bowel syndrome, colorectal cancer, C. difficile infections, muscle spasticity in multiple sclerosis, and opiate-induced bowel dysfunction.

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

5.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

Drug	Treatment Indications	Status

Cannabosides - VITA-100	Inflammatory Bowel Disease, Narcotic Bowel Syndrome, Clostridium Difficile Infections	Phase 1a/1b Trial Expected to Initiate in 2017

Cannabosides - VITA-210	Neuropathic Pain, Irritable Bowel Syndrome, Colorectal Cancer, Muscle Spasticity in Multiple Sclerosis & Rare White Matter Disorders, Opiate-Induced Bowel Dysfunction	Phase 1 Trial Expected to Initiate in 2017

Additional Cannabosides Formulations	Epilepsy, Schizophrenia, Huntington’s disease, Guillain-Barré	Preclinical

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

Our Operations

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

Results of Operations

Three Months Ended June 30, 2017 and June 30, 2016

Our net loss during the three months ended June 30, 2017 was $1,106,353 compared to a net loss of $439,405 for the three months ended June 30, 2016. During the three months ended June 30, 2017, we generated $27,043 in revenue and $6,557 in gross profit, compared to $46,377 in revenue and $21,258 in gross profit for the 2016 period. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately the rate during the 2017 period.

During the three months ended June 30, 2017, we incurred general and administrative expenses in the aggregate amount of $673,789 compared to $327,874 incurred during the three months ended June 30, 2016 (a decrease of $345,915. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation costs which increased to $545,124 in the period ending June 30, 2017, as compared to $98,919 in the period ending June 30, 2016.

In addition, during the three months ended June 30, 2017, we incurred research and development costs of $407,009, compared to $110,315 during the three months ended June 30, 2016 (an increase of $296,694). This decrease resulted from increased laboratory and consulting expenses during the 2017 period.

During the three months ended June 30, 2017, we incurred related party rent and other costs totaling $7,500 compared to $6,900 incurred during the three months ended June 30, 2016.

This resulted in a loss from operations of $1,081,741 during the three months ended June 30, 2017 compared to a loss from operations of $423,831 during the three months ended June 30, 2016.

During the three months ended June 30, 2017, we recorded total net other income (expense) in the amount of $(24,612), compared to total net other income (expense) recorded during the three months ended June 30, 2016 in the amount of $(15,574). During the three months ended June 30, 2017, we recorded an expense related to the change in fair value of derivatives of $24,612, compared to an expense of $14,953 during the 2016 quarter. This resulted in a net loss of $1,106,353 during the three months ended June 30, 2017 compared to a net loss of $439,405 during the three months ended June 30, 2016.

The net loss during the three months ended June 30, 2017 compared to the net loss for the three months ended June 30, 2016 is attributable primarily to the higher stock based compensation and research and development costs in the 2017 period.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $558,992, which was comprised mainly of cash of $530,602. Our total current liabilities as of June 30, 2017 were $745,853 and consisted of accounts payable and accrued liabilities of $306,783, accrued compensation owed to officers and directors of $151,667 and accounts payable to a related party of $22,000, and derivative liability of $265,403. The derivative liability is a non-cash item related to certain of our outstanding warrants as of June 30, 2017. As a result, on June 30, 2017, we had working capital deficit of $186,861.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in stockholders’ deficit of $186,861 as of June 30, 2017, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and capital expenses as noted above, in their report on our annual financial statements for the year ended March 31, 2017, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. We estimate that we will have sufficient funds to operate the business for the 6 months after June 30, 2017. In July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned long-term operations. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Sources of Capital

On July 26, 2017, the Company entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, of an aggregate of 666,667 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 333,334 shares of the Company’s common stock (the “Warrants”), at a price of $1.50 per share (the “Offering”). The Warrants have an exercise price of $2.00 per share, are exercisable immediately, expire on the three year anniversary of the date of issuance, and may be exercised on a cashless basis. The Offering closed on July 28, 2017. The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $995,000.

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. We have complied with all document requests and the Company’s CEO will provide testimony when the SEC schedules such testimony, which we believe will be sometime before the end of December 2017..

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2017, net cash used in operating activities was $622,164 compared to net cash used in operating activities of $339,982 for the three months ended June 30, 2016. This increase was primarily attributable to an increase in research and development costs. Net cash used in operating activities during the three months ended June 30, 2017 consisted primarily of a net loss of $1,106,353, offset by $545,124 related to stock-based compensation and change in fair value of derivative liability of $24,612. Net cash used in operating activities during the three months ended June 30, 2016 consisted primarily of a net loss of $439,405, offset by $98,919 related to stock-based compensation and change in fair value of derivative liability of $14,953.

Net Cash Used in Investing Activities

During the three months ended June 30, 2017 and June 30, 2016, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2017, no net cash was used in or provided by financing activities compared to net cash provided by financing activities of $265,030 for the three months ended June 30, 2016. Net cash provided by financing activities during the three months ended June 30, 2016 and was attributable to the sale of common stock and warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2017, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2017 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2017:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2017, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2017. As a result, there were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.1	Securities Purchase Agreement, dated July 26, 2017 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.2	Registration Rights Agreement, dated July 26, 2017, by and among Vitality Biopharma, Inc. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.3	Lease Renewal Agreement, dated May 1, 2017, by and between the registrant and One World Ranches LLC.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 10, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.1	Securities Purchase Agreement, dated July 26, 2017 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.2	Registration Rights Agreement, dated July 26, 2017, by and among Vitality Biopharma, Inc. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)

10.3	Lease Renewal Agreement, dated May 1, 2017, by and between the registrant and One World Ranches LLC.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

