Form 10-Q
period 2017-09-30
Vitality Biopharma, Inc.
filed 2017-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 23,066,815 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
Assets

Current Assets
Cash	$815,487	$1,152,766
Accounts receivable, net	20,236	19,198
Prepaid expenses	3,058	3,058

Total Assets	$838,781	$1,175,022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$280,095	$373,696
Accrued compensation – officers and directors	151,667	151,667
Accounts payable - related party	2,600	34,500
Derivative liability	147,150	240,791

Total liabilities	581,512	800,654

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 23,034,347 and 22,215,180 shares issued and outstanding, respectively	23,034	22,214
Additional paid-in-capital	19,975,047	18,088,093
Accumulated deficit	(19,740,812)	(17,735,939)
Total stockholders’ equity	257,269	374,368
Total liabilities and stockholders’ equity	$838,781	$1,175,022

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenue	$30,976	$45,888	$58,019	$92,265
Cost of goods sold	17,480	20,893	37,966	46,012
Gross profit	13,496	24,995	20,053	46,253

Operating expenses:
General and administrative	601,882	706,609	1,275,671	1,034,483
Rent and other related party costs	7,800	6,900	15,300	13,800
Research and development	420,587	129,902	827,596	240,217
Total operating expenses	1,030,269	843,411	2,118,567	1,288,500

Loss from operations	(1,016,773)	(818,416)	(2,098,514)	(1,242,247)

Other income (expense)
Change in fair value of derivative liability	118,253	(328,008)	93,641	(342,961)
Interest expense	-	(95)	-	(716)
Total other income (expense)	118,253	(328,103)	93,641	(343,677)

Net loss	$(898,520)	$(1,146,519)	$(2,004,873)	$(1,585,924)

Net loss per common share
Basic and Diluted	$(0.04)	$(0.09)	$(0.09)	$(0.15)
Weighted average number of common shares outstanding
Basic and Diluted	22,760,660	12,247,463	22,509,356	10,916,841

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance- March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	$374,368
Issuance of common stock and warrants	666,667	667	994,334		995,001
Fair value of vested restricted common stock			205,167	—	205,167
Fair value of vested stock options	—	—	423,930	—	423,930
Fair value of common stock issued for services	152,500	153	263,523	—	263,676
Net loss	—	—	—	(2,004,873)	(2,004,873)

Balance- September 30, 2017 (unaudited)	23,034,347	$23,034	$19,975,047	$(19,740,812)	$257,269

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(2,004,873)	$(1,585,924)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	423,930	200,315
Fair value of vested restricted common stock	205,167	129,749
Change in fair value of derivative liability	(93,641)	342,961
Fair value of common stock issued for services	263,676	221,250
Fair value of vested warrants granted to employees	-	35,014
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	2,460
Deposit	-	(558)
Inventory	-	-
Accounts payable and accrued liabilities	(93,601)	62,133
Accounts payable - related party	(31,900)	13,800
Net cash used in operating activities	(1,332,280)	(578,800)

Financing activities
Proceeds from sale of common stock, net	995,001	165,030
Proceeds from exercise of warrants	-	352,001
Net cash provided by financing activities	995,001	517,031

Net decrease in cash	(337,279)	(61,769)

Cash - beginning of period	1,152,766	95,433
Cash - end of period	$815,487	$33,664

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$716
Income taxes	$-	$-

Non-cash activities:
Extinguishment of derivative liability	$-	$80,278

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended September 30, 2017, the Company incurred a net loss of $2,004,873 and used cash in operating activities of $1,332,280. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that as of September 30, 2017 we have sufficient funds to operate the business for the next six months. In July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2017 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2017. These financial statements should be read in conjunction with that report.

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

The fair value of the derivative liabilities of $147,150 and $240,791 at September 30, 2017 and March 31, 2017, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The Company periodically issues unvested (“restricted”) shares of its common stock to employees as equity incentives. The Company’s restricted stock vests upon the satisfaction of a recipient’s service condition, which is satisfied over a period of years. The restricted shares vest over certain period and remain subject to forfeiture if vesting conditions are not met. The Company values the shares based on the price per share of the Company’s shares at the date of grant and recognizes the value as compensation expense ratably over the vesting period.

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

	Six months ended
	September 30, 2017	September 30, 2016
Options	2,871,710	2,452,488
Warrants	705,755	9,702,713
Total	3,577,465	12,155,201

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

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

At March 31, 2017, the balance of the derivative liabilities was $240,791. During the six months ended September 30, 2017, the Company recorded a decrease in derivative liability of $93,641. At September 30, 2017, the balance of the derivative liabilities was $147,150.

At September 30, 2017 and March 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2017	March 31, 2017
Conversion feature:
Risk-free interest rate	1.20-1.55%	0.19%
Expected volatility	125%	125%
Expected life (in years)	.5 to 3 years	1 to 3 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$147,150	$240,791

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

3. STOCKHOLDERS’ EQUITY

Equity Financing

On July 26, 2017, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 666,667 shares of the Company’s common stock and warrants to purchase up to 333,334 shares of the Company’s common stock, at a price of $1.50 per share. After deducting for fees and expenses, the net proceeds to the Company from the sale of the shares and warrants were approximately $995,000.

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards are based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years.

At March 31, 2017, the accumulated vested balance of stock awards was $310,710. During the six months ended September 30, 2017, we recorded expense related to the fair value of stock awards that vested of $205,167. At September 30, 2017, the amount of unvested compensation related to these awards is approximately $200,000, and will be recorded as expense over 1 year.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2017	1,436,170
Granted	—
Vested	(718,085)
Forfeited	—
Non-vested shares, September 30, 2017	718,085

Common stock issued for services

During the six months ended September 30, 2017, the Company issued a total of 152,500 shares of common stock to two consultants as payment for services and recorded expense of $263,676 based on the fair value of the Company’s common stock at the issuance dates.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended September 30, 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2017	2,820,489	$1.27
Granted	100,000	1.59
Exercised	—
Expired	(48,779)	0.55
Cancelled	—
Balance outstanding at September 30, 2017	2,871,710	$1.19
Balance exercisable at September 30, 2017	1,582,833	$1.26

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2017	1,664,542	$0.50	$0.50
	153,000	$0.96	$0.96
	130,000	$1.00	$10.00
	7,500	$1.50	$1.50
	100,000	$1.59	$1.59
	647,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,871,710
Options Exercisable, September 30, 2017	855,415	$0.50	$0.50
	75,750	$0.96	$0.96
	130,000	$1.00	$10.00
	7,500	$1.50	$1.50
	345,000	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	1,582,833

During the six months ended September 30, 2017, we expensed total stock-based compensation related to stock options of $423,930, and the remaining unamortized cost of the outstanding stock-based awards at September 30, 2017 was approximately $1,079,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years. At September 30, 2017, the 2,871,710 outstanding stock options had an intrinsic value of approximately $1,657,000.

5. WARRANTS

At September 30, 2017, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2017	372,421	$2.79
Granted	333,334	2.00
Exercised	—	—
Expired		$—
Balance outstanding and exercisable at September 30, 2017	705,755	$2.41

In conjunction with the July 2017 Offering (see Note 3), the Company granted to investors warrants to purchase up to 333,334 shares of the Company’s common stock. The warrants were exercisable immediately, have an exercise price of $2.00 per share, and expire on the three year anniversary of the date of issuance. The exercise price of the warrants is subject to adjustment for subsequent equity sales by the Company, and are subject to adjustment for standard anti-dilution provisions, such as stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% of the Company’s common stock. At September 30, 2017, the 705,755 outstanding warrants had no intrinsic value.

6. RELATED PARTY OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017. In May 2017, the Company extended the lease through May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the lease for the six months ended September 30, 2017 and 2016 were $15,300 and $13,800, respectively.

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

As of September 30, 2017, we had accrued approximately $13,500 in legal fees related to the SEC examination.

8. SUBSEQUENT EVENTS

In October 2017, the Company issued a total of 32,468 shares of common stock to one consultant as payment for services and recorded expenses of $50,000 based on the fair value of the Company’s common stock at the issuance dates.

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

Cannaboside prodrugs are intended to reduce or eliminate the psychoactivity of cannabinoids while providing amplified therapeutic effects. Upon oral delivery, cannaboside prodrugs pass through the digestive tract and release active cannabinoids within the large intestine or colon. This could enable cannabinoids such as tetrahydrocannabinol (THC) to be restricted to the gastrointestinal tract, minimizing entry into the bloodstream or brain, and enabling targeted delivery for the treatment of gastrointestinal disorders. Targeted delivery of cannabinoids with limited psychoactivity may be especially useful for treatment of pediatric conditions. Cannaboside prodrugs are also more stable and far more water soluble than cannabinoids, which enables them to be readily formulated within a pill or capsule.

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC, cannabidiol (CBD), cannabidivarin (CBDV), and other phytocannabinoids and endocannabinoids. Upon successful patent prosecution, protection would extend until 2035 and be available in all major markets worldwide. In addition, we have filed patent applications that seek to protect claims on the novel vanilloid glycoside compounds that target the TRPV receptors for mediating pain relief, methods of use for TRPV1 agonists to effect neural repair, and based on findings in early 2017, for methods to use cannabinoids to treat gut dysbiosis and drug-resistant C.difficile infections, which colonize the large intestine. We aim to develop and approve our proprietary molecules as pharmaceuticals using a low-risk regulatory strategy that is available for prodrugs, and to amplify the benefits that have been seen in independent clinical trials describing the use of cannabinoids for treatment of neurological and inflammatory conditions.

A key part of our strategy will be to take advantage of a more efficient U.S. Food and Drug Enforcement review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials. Expedited regulatory processes may be available for our cannabosides because in the U.S. and internationally there have already been many independent preclinical and clinical studies completed using the reference cannabinoid drugs we are studying, and so existing clinical data may be submitted to drug regulatory agencies as supporting evidence of our compounds’ safety and efficacy.

We are initially developing our cannabosides drug formulations for treatment of gastrointestinal disorders, including inflammatory bowel disease, irritable bowel syndrome, and narcotic bowel syndrome, a severe form of opiate-induced abdominal pain.

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

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. In studies, more than half (58%) of opiate users have reported chronic abdominal pain. When opiate-induced abdominal pain is overlooked or misdiagnosed, potentially due to common gastrointestinal side effects like opiate-induced constipation, it may lead to a vicious cycle of dose escalation. While seeking pain relief, increasing the dose of opiate medications could lead both to worsening abdominal pain and to more severe drug addiction. Studies have reported that approximately 6% of opiate users have NBS, and that patients afflicted with this disorder report a quality-of-life that is worse than patients with quadriplegia. Independent preclinical studies have reported that endogenous opioid peptides may play a role within the intestinal tract in the development of inflammation, and that they act in a synergistic manner to cannabinoids for pain relief, meaning that cannabinoids could enable opiate dose reduction without sacrificing pain relief. Independent clinical studies have confirmed this effect, where it was reported that cannabis provides additional pain relief to patients taking stable doses of opiates for chronic pain management. Independent clinical studies have also found that treatment regimens for narcotic bowel syndrome are ineffective, as 45.8% of patients were shown to return to using narcotics within only three months following treatment.

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

Product Pipeline

Our pipeline includes drug formulations of cannabosides, which are cannabinoid glycosides that we are developing as small molecule pharmaceutical products. Prodrugs are medications or compounds metabolized by the body into a pharmacologically active drug. We have patents pending for more than 25 of these novel pharmaceutical compositions including prodrugs of THC, CBD, and CBDV, which are cannabinoids that are either marketed and approved as pharmaceutical products today, or that are currently under investigation in independent clinical trials. Prodrugs can optimize the marketability of a drug because they can be patented and proprietary, and yet still be approved through an abbreviated regulatory pathway.

Cannaboside prodrugs are designed to deliver a variety of benefits including:

1.	Administration of cannabinoids in a convenient oral formulation;

2.	Targeted delivery of cannabinoids without any psychoactivity or intoxication, which can be achieved through gut-restricted prodrugs that are released in the colon or large intestine and that avoid entry into the bloodstream or brain;

3.	Improved solubility, leading to oral formulations that are easy to manufacture and that improve the tolerability of cannabinoid products through reduction or removal of harsh organic solvents;

4.	Improved stability, preventing conversion of CBD to unwanted byproducts including THC in the acidic stomach environment, or preventing other forms of unwanted degradation or drug metabolism, therefore enabling higher doses of cannabinoids to be administered orally; and

5.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

VITA-100 is an oral cannabinoid formulation containing THC-glycosides that is being developed for acute treatment of inflammatory bowel disease (inducing disease remission), irritable bowel syndrome, and narcotic bowel syndrome. VITA-210 is an oral cannabinoid formulation containing cannabosides being investigated in preclinical studies for chronic (long-term) administration, and which is being developed for chronic treatment of inflammatory bowel disease (maintaining disease remission), irritable bowel syndrome, opiate-induced bowel dysfunction, C. difficile infections, and colorectal cancer. The company is developing additional cannabinoid product formulations, and these development efforts will be guided by the results of observational clinical studies that will be conducted by the company or through company collaborators. These observational studies will be designed to treat serious neurological conditions including treatment of complex, refractory, or neuropathic pain (cannabis substitution therapy for opioid painkillers).

Products	Treatment Indications	Status

Cannabosides - VITA-100	Inflammatory Bowel Disease (inducing remission), Irritable Bowel Syndrome, Narcotic Bowel Syndrome	Phase 1a/1b Trial to be completed in 1st Half of 2018

Cannabosides - VITA-210	Inflammatory Bowel Disease (maintaining remission), Irritable Bowel Syndrome, Opiate-induced Bowel Dysfunction, C. difficile Infections, Colorectal Cancer	Preclinical

Additional Cannabinoid Formulations	Complex/Refractory or Neuropathic Pain (Substitution therapy for opioid painkillers), Huntington’s disease, Multiple Sclerosis & Rare White Matter Disorders, Guillain-Barré	Observational clinical studies to initiate in 1st Half of 2018

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

Short Term Development Targets

We plan to complete all necessary preclinical studies for VITA-100 and to conduct a Phase 1a/1b clinical trial in the first half of 2018. This first-in-man clinical study will focus primarily on evaluating the clinical pharmacokinetics, safety, and tolerability of cannabosides, and it will also provide a preliminary evaluation of effects on pain, cramping, and gastrointestinal motility. We plan to conduct additional preclinical studies on our proprietary cannaboside drug formulations also, which are designed to evaluate and further explore their utility for treatment of additional conditions, such as colorectal cancer.

We are also developing additional cannabinoid formulations geared towards treatment of complex or refractory pain, for use within cannabis substitution therapy for opioid painkillers, and for the treatment of serious neurological conditions. The cannabinoid formulations and existing cannabinoid products that we plan to study may eventually be developed internally either as standalone products or used in combination with our cannaboside drug formulations. We plan to initiate observational studies in the 1st half of 2018 in order to assess the benefits of existing cannabinoid products for one or more treatment indications, including complex, refractory, or neuropathic pain (substitution therapy for opioid painkillers), opiate-induced bowel dysfunction, Huntington’s disease, Guillain-Barré syndrome, or multiple sclerosis. The results from these observational studies on existing cannabinoid products will be used to guide selection of appropriate treatment indications for our proprietary cannaboside pharmaceutical formulations, and to help develop additional internal intellectual property related to the use of cannabinoids for treatment of these conditions. In these observational studies, which may be coordinated by Vitality as well as through company collaborators, we intend to evaluate use of cannabinoids both as standalone agents as well as examine their use in combination with other therapies in order to help identify treatment regimens that provide maximal benefit to patients.

Short-term development targets include:

●	Complete remaining preclinical efficacy and toxicology studies to support clinical development of cannabosides

●	Obtain regulatory approval for and initiate a Phase 1a/1b first-in-man clinical trial of VITA-100, a cannaboside prodrug containing THC-glycosides

●	Complete additional preclinical efficacy and pharmacology studies of cannabosides and cannaboside drug formulations that support lead drug indications as well as novel therapeutic applications

●	Obtain regulatory approval for and initiate observational clinical studies of existing cannabinoid therapies, focused on cannabis substitution therapy for opioid painkillers in chronic pain and treatment of serious neurological conditions

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

In September and October 2015, the Company filed two U.S. patent applications, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis.” In September 2016, an expanded international application was filed under the Patent Cooperation Treaty system, which includes 79 patent claims to almost 200 individual compounds, including but not limited to the prodrugs of delta-9-tetrahydrocannabinol, the primary psychoactive component of medical cannabis, as well as the non-psychotropic compounds cannabidiol and cannabidivarin.

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

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

Our net loss during the three months ended September 30, 2017 was $898,520 compared to a net loss of $1,146,519 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we generated $30,976 in revenue and $13,496 in gross profit, compared to $45,888 in revenue and $24,995 in gross profit for the 2016 period. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately this rate. We expect such sales to continue at approximately the rate during the 2017 period.

During the three months ended September 30, 2017, we incurred general and administrative expenses in the aggregate amount of $601,882 compared to $706,609 incurred during the three months ended September 30, 2016 (a decrease of $104,727). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to professional fees which decreased to $186,675 in the period ending September 30, 2017, as compared to $233,950 in the period ending September 30, 2016, and stock-based compensation costs which decreased to $140,075 in the period ending September 30, 2017, as compared to $199,871 in the period ending September 30, 2016.

In addition, during the three months ended September 30, 2017, we incurred research and development costs of $420,587, compared to $129,902 during the three months ended September 30, 2016 (an increase of $290,685). This increase resulted from increased laboratory and consulting expenses during the 2017 period as we focus on preparation for clinical trials.

During the three months ended September 30, 2017, we incurred related party rent and other costs totaling $7,800 compared to $6,900 incurred during the three months ended September 30, 2016 (an increase of $900). This resulted from an increase in the monthly office.

This resulted in a loss from operations of $1,016,783 during the three months ended September 30, 2017 compared to a loss from operations of $818,416 during the three months ended September 30, 2016.

During the three months ended September 30, 2017, we recorded total net other income (expense) in the amount of $118,253, compared to total net other income (expense) recorded during the three months ended September 30, 2016 in the amount of $(328,103). During the three months ended September 30, 2017, we recorded a gain related to the change in fair value of derivatives of $118,253, compared to an expense of $328,008 during the 2016 quarter. This resulted in a net loss of $898,520 during the three months ended September 30, 2017 compared to a net loss of $1,146,519 during the three months ended September 30, 2016.

The net loss during the three months ended September 30, 2017 compared to the net loss for the three months ended September 30, 2016 is attributable primarily to the gain related to the change in fair value of derivatives recorded during the 2017 quarter, compared to an expense during the 2016 quarter.

Six Months Ended September 30, 2017 and September 30, 2016

Our net loss during the six months ended September 30, 2017 was $2,004,873 compared to a net loss of $1,585,924 for the six months ended September 30, 2016. During the six months ended September 30, 2017, we generated $58,019 in revenue and $20,053 in gross profit from sales of certain research products, compared to $92,265 in revenue and $46,253 in gross profit from sales of certain research products during the six months ended September 30, 2017. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately this rate.

During the six months ended September 30, 2017, we incurred general and administrative expenses in the aggregate amount of $1,275,671 compared to $1,034,483 incurred during the six months ended September 30, 2016 (an increase of $241,188). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The general and administrative expenses included stock-based compensation of $323,468 during the six months ended September 30, 2017, as compared to stock-based compensation of $283,970 during the six months ended September 30, 2016 (an increase of $39,498) and legal fees of $67,495 during the six months ended September 30, 2017, as compared to legal fees of $7,569 during the six months ended September 30, 2016 (an increase of $59,926).

In addition, during the six months ended September 30, 2017, we incurred research and development costs of $827,596 relating to research and development, compared to research and development costs of $240,217 during the six months ended September 30, 2016 (an increase of $587,379). The increase resulted primarily from increased laboratory and consulting expenses during the 2017 period as we focus on preparation for clinical trials as well as increase in stock compensation expense in 2017 compared to 2016.

During the six months ended September 30, 2017, we incurred related party rent and other costs totaling $15,300 compared to $13,800 incurred during the six months ended September 30, 2016 (an increase of $1,500). This resulted from an increase in the monthly office rent during the 2017 period.

This resulted in a loss from operations of $2,098,514 during the six months ended September 30, 2017 compared to a loss from operations of $1,242,247 during the six months ended September 30, 2016.

During the six months ended September 30, 2017, we recorded total other income (expense) in the amount of $93,641, compared to total other income (expense) recorded during the six months ended September 30, 2016 in the amount of $(343,677). During the six months ended September 30, 2017, we recorded a gain related to the change in fair value of derivative liabilities of $93,641, compared to a loss of $342,961 during the six months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $838,781, which was comprised mainly of cash of $815,487. Our total current liabilities as of September 30, 2017 were $581,512 and consisted of accounts payable and accrued liabilities of $280,095, accrued compensation owed to officers and directors of $151,667 and accounts payable to a related party of $2,600, and derivative liability of $147,150. The derivative liability is a non-cash item related to certain of our outstanding warrants as of September 30, 2017. As a result, on September 30, 2017, we had working capital of $257,269.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended September 30, 2017, the Company incurred a net loss of $2,004,873 and used cash in operating activities of $1,332,280. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

We estimate that we will have sufficient funds to operate the business for the six months after September 30, 2017. In July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned long-term operations. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Sources of Capital

On July 26, 2017, the Company entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, of an aggregate of 666,667 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 333,334 shares of the Company’s common stock (the “Warrants”), at a price of $1.50 per share (the “Offering”). The Warrants have an exercise price of $2.00 per share, are exercisable immediately, expire on the three year anniversary of the date of issuance, and may be exercised on a cashless basis. The Offering closed on July 28, 2017. The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $995,000. Pursuant to the terms of the Offering, we filed a registration statement on Form S-1 to register the resale of the Shares and the Warrants. The registration statement on Form S-1 was declared effective on October 13, 2017.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2017, net cash used in operating activities was $1,332,280 compared to net cash used in operating activities of $578,800 for the six months ended September 30, 2016. This increase was primarily attributable to increased net loss during the current period ended September 30, 2017. Net cash used in operating activities during the six months ended September 30, 2017 consisted primarily of a net loss of $2,004,873 offset by $892,773 in aggregate stock compensation from vested options and common stock, shares of stock issued to consultants. Net cash used in operating activities during the six months ended September 30, 2016 consisted primarily of a net loss of $1,585,924 offset by a change in fair value of derivative liability of $342,961, and $586,328 in aggregate stock compensation from vested options, warrants and commonstock, shares of stock issued to consultants.

Net Cash Used in Investing Activities

During the six months ended September 30, 2017 and September 30, 2016, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2017, net cash provided by financing activities was $995,001 compared to net cash provided by financing activities of $517,031 for the six months ended September 30, 2016. Net cash provided by financing activities during the six months ended September 30, 2017 was attributable to the net proceeds from sale of stock and warrants of $995,001. Net cash provided by financing activities during the six months ended September 30, 2016 was attributable to $165,030 from the sale of common stock and warrants and $352,001 provided by the exercise of warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2017, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2017 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2017:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six months ended September 30, 2017, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended September 30, 2017. As a result, there were no changes in our internal control over financial reporting during the six months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on September 13, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August and September 2017, we issued a total of 102,500 shares of our common stock to two consultants as compensation for services valued at $163,676. The issuance of this common stock, has not been registered under the Securities Act and the shares of common stock were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: the consultant has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the shares of common stock for its own account and not with a view to or for distributing or reselling the shares of common stock and that it has sufficient investment experience to evaluate the risks of the investment; the shares of commons stock were issued as restricted securities.

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

Date: November 14, 2017

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

