Form 10-Q
period 2017-12-31
Vitality Biopharma, Inc.
filed 2018-02-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 14, 2018, there were 24,200,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
Assets

Current Assets
Cash	$1,362,710	$1,152,766
Accounts receivable, net	13,460	19,198
Prepaid expenses	3,058	3,058
Prepaid expenses, related party	2,600	-

Total Assets	$1,381,828	$1,175,022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$197,492	$373,696
Accrued compensation – officers and directors	-	151,667
Accounts payable - related party	-	34,500
Derivative liability	201,836	240,791

Total liabilities	399,328	800,654

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 24,200,147 and 22,215,180 shares issued and outstanding, respectively	24,000	22,214
Additional paid-in-capital	21,941,286	18,088,093
Accumulated deficit	(20,982,786)	(17,735,939)
Total stockholders’ equity	982,500	374,368
Total liabilities and stockholders’ equity	$1,381,828	$1,175,022

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Revenue	$19,305	$39,682	$77,324	$131,947
Cost of goods sold	16,976	19,930	54,942	65,942
Gross profit	2,329	19,752	22,382	66,005

Operating expenses:
General and administrative	619,312	669,574	1,894,984	1,685,527
Rent and other related party costs	7,800	6,900	23,100	20,700
Research and development	562,504	255,334	1,390,100	483,638
Total operating expenses	1,189,616	931,808	3,308,184	2,189,865

Loss from operations	(1,187,287)	(912,056)	(3,285,802)	(2,123,860)

Other income (expense)
Change in fair value of derivative liability	(54,686)	(1,587,854)	38,955	(1,980,592)
Interest expense	-	(64)	-	(780)
Total other income (expense)	(54,686)	(1,587,918)	38,955	(1,981,372)

Net loss	$(1,241,973)	$(2,499,974)	$(3,246,847)	$(4,105,232)

Net loss per common share
Basic and Diluted	$(0.05)	$(0.17)	$(0.14)	$(0.34)
Weighted average number of common shares outstanding
Basic and Diluted	23,034,347	14,776,759	22,752,010	12,191,740

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2017

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance- March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	$374,368
Issuance of common stock and warrants	1,599,999	1,600	2,388,399	—	2,389,999
Fair value of common stock issued to employee and director	200,000	—	309,183	—	309,183
Fair value of vested stock options	—	—	842,121	—	842,121
Fair value of common stock issued for services	184,968	186	313,490	—	313,676
Net loss	—	—	—	(3,246,847)	(3,246,847)

Balance- December 31, 2017 (unaudited)	24,200,147	$24,000	$21,941,286	$(20,982,786)	$982,500

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016

Operating activities
Net loss	$(3,246,847)	$(4,105,232)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	842,121	581,510
Fair value of vested restricted common stock	309,183	235,499
Change in fair value of derivative liability	(38,955)	1,980,592
Fair value of common stock issued for services	313,676	276,000
Changes in operating assets and liabilities:
Accounts receivable	5,738	(1,791)
Prepaid expenses, related party	(2,600)	-
Deposit	-	(558)
Accounts payable and accrued liabilities	(327,871)	129,653
Accounts payable - related party	(34,500)	20,700
Net cash used in operating activities	(2,180,055)	(883,627)

Financing activities
Proceeds from sale of common stock, net	2,389,999	165,030
Proceeds from exercise of warrants	-	777,000
Net cash provided by financing activities	2,389,999	942,030

Net increase in cash	209,944	58,403

Cash - beginning of period	1,152,766	95,433
Cash - end of period	$1,362,710	$153,836

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$780
Income taxes	$-	$-

Non-cash activities:
Extinguishment of derivative liability	$-	$1,907,160

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007. The Company’s fiscal year end is March 31.

In 2015, the Company developed a new class of cannabinoids known as cannabosides, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners. In 2016, the Company received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides as pharmaceutical products.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended December 31, 2017, the Company incurred a net loss of $3,246,847 and used cash in operating activities of $2,180,055. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that as of December 31, 2017 we have sufficient funds to operate the business for the next nine months. In December 2017, the Company issued an aggregate of 933,332 shares of our common stock and warrants to purchase 466,667 shares of our common stock to certain investors for net proceeds of approximately $1,395,000 and in July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 shares of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2017 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2017. These financial statements should be read in conjunction with that report.

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

The fair value of the derivative liabilities of $201,836 and $240,791 at December 31, 2017 and March 31, 2017, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2017, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Nine months ended
	December 31, 2017	December 31, 2016
Options	3,216,710	2,427,488
Warrants	1,164,422	4,045,163
Total	4,381,132	6,472,651

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

At March 31, 2017, the balance of the derivative liabilities was $240,791. During the nine months ended December 31, 2017, the Company recorded a decrease in derivative liability of $38,955. At December 31, 2017, the balance of the derivative liabilities was $201,836.

At December 31, 2017 and March 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2017	March 31, 2017
Conversion feature:
Risk-free interest rate	1.50-1.89%	0.19%
Expected volatility	123%	125%
Expected life (in years)	.5 to 2.5 years	1 to 3 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$201,836	$240,791

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

3. STOCKHOLDERS’ EQUITY

Equity Financing

On December 12, 2017, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 933,332 shares of the Company’s common stock and warrants to purchase up to 466,667 shares of the Company’s common stock, at a price of $1.50 per share. After deducting for fees and expenses, the net proceeds to the Company from the sale of the shares and warrants were approximately $1,395,000.

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

At March 31, 2017, the accumulated vested balance of stock awards was $310,710. In December 2017, the Company issued an aggregate of 200,000 shares of its common stock to an officer and a director of the Company, with aggregate fair value of $362,000 at the grant date, which vest over a period of 14 months from the date of the grant. During the nine months ended December 31, 2017, we recorded expense related to the fair value of stock awards that vested of $309,183. At December 31, 2017, the amount of unvested compensation related to these awards is approximately $463,000, and will be recorded as expense over 1 year.

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

The following table summarizes restricted common stock activity:

	Number of Shares	Balance
Non-vested shares, April 1, 2017	1,436,170	$718,085
Granted	200,000	362,000
Vested	(718,085)	(309,183)
Forfeited	—	—
Non-vested shares, December 31, 2017	918,085	$770,902

Common stock issued for services

During the nine months ended December 31, 2017, the Company issued a total of 184,968 shares of common stock to three consultants as payment for services and recorded expense of $313,676 based on the fair value of the Company’s common stock at the issuance dates.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the nine months ended December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2017	2,820,489	$1.27
Granted	470,000	1.76
Exercised	—
Expired	(48,779)	0.55
Cancelled	(25,000)	0.96
Balance outstanding at December 31, 2017	3,216,710	$1.39
Balance exercisable at December 31, 2017	1,584,083	$1.28

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, December 31, 2017	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	7,500	$1.50	$1.50
	100,000	$1.59	$1.59
	370,000	$1.81	$1.81
	647,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,216,710
Options Exercisable, December 31, 2017	855,415	$0.50	$0.50
	75,750	$0.96	$0.96
	130,000	$1.00	$10.00
	7,500	$1.50	$1.50
	346,250	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	1,584,083

In the nine months ended December 31, 2017, the Company granted an aggregate of 470,000 options to purchase shares of the Company’s common stock with exercise prices ranging from $1.59 to $1.81 per share to five employees and two directors, that expire ten years from the date of grant. The options issued to the two directors have a vesting period of one year and the options issued to employees all have vesting periods of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 123.13% and 124.88%, (ii) discount rate between 2.33% and 2.265%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of these option grants at their grant dates was approximately $740,000.

During the nine months ended December 31, 2017, we expensed total stock-based compensation related to stock options of $842,121, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2017 was approximately $1,497,000. This cost will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years. At December 31, 2017, the 3,216,710 outstanding stock options had an intrinsic value of approximately $2,659,000.

5. WARRANTS

At December 31, 2017, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2017	372,421	$2.79
Granted	800,001	2.00
Exercised	—	—
Expired	(8,000)	$3.40
Balance outstanding and exercisable at December 31, 2017	1,164,422	$2.19

In conjunction with the December 2017 Offering (see Note 3), the Company granted to investors warrants to purchase up to 466,667 shares of the Company’s common stock. The warrants were exercisable immediately, have an exercise price of $2.00 per share, and expire on the three year anniversary of the date of issuance. The exercise price of the warrants is subject to adjustment for standard anti-dilution provisions, such as stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% of the Company’s common stock.

In conjunction with the July 2017 Offering (see Note 3), the Company granted to investors warrants to purchase up to 333,334 shares of the Company’s common stock. The warrants were exercisable immediately, have an exercise price of $2.00 per share, and expire on the three year anniversary of the date of issuance. The exercise price of the warrants is subject to adjustment for standard anti-dilution provisions, such as stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% of the Company’s common stock.

At December 31, 2017, the 1,164,422 outstanding warrants had no intrinsic value.

6. RELATED PARTY OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017. In May 2017, the Company extended the lease through May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the lease for the nine months ended December 31, 2017 and 2016 were $25,700 and $20,700, respectively.

7. LEGAL AND OTHER PROCEEDINGS

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s CEO will provide testimony when the SEC schedules such testimony, which we believe will be sometime before the end of September 2018.

As of December 31, 2017, we had accrued approximately $11,000 in legal fees related to the SEC examination.

8. SUBSEQUENT EVENTS

In February 2018, the Company issued a total of 75,000 shares of common stock to one consultant as payment for services and recorded expenses of $144,000 based on the fair value of the Company’s common stock at the issuance date.

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

A key part of our strategy will be to take advantage of a more efficient U.S. Food and Drug Administration (FDA) review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials. Expedited regulatory processes may be available for our cannabosides because in the U.S. and internationally there have already been many independent preclinical and clinical studies completed using the reference cannabinoid drugs we are studying, and so existing clinical data may be submitted to drug regulatory agencies as supporting evidence of our compounds’ safety and efficacy.

We are initially developing our cannabosides drug formulations for treatment of gastrointestinal disorders, including inflammatory bowel disease, irritable bowel syndrome, and narcotic bowel syndrome, a severe form of opiate-induced abdominal pain.

For inflammatory bowel disease (IBD), there have been independently-conducted preclinical and clinical studies that have demonstrated the benefit of cannabinoids, and many U.S. states now permit the use of medical marijuana for IBD, including for treatment of Crohn’s disease or ulcerative colitis patients. Independently-run retrospective clinical studies have found that in 56 patients who used cannabinoids with IBD that 83.9% of patients reported improvement in abdominal pain and 76.8% of patients reported improvement in abdominal cramping. In addition, in a prospective trial that was independently-managed and placebo-controlled, it was found that 45% of Crohn’s disease patients achieved remission through only 8 weeks of treatment. Patients reported improvements in sleep and appetite with no significant side effects, and some patients were able to eliminate use of corticosteroids and opiate pain medications. Patients experienced benefits with cannabis treatment despite being non-responders to traditional front-line and second-line IBD therapies, such as corticosteroids, immunomodulators, and biologic TNF-alpha inhibitors.

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

Results of Operations

Three Months Ended December 31, 2017 and December 31, 2016

Our net loss during the three months ended December 31, 2017 was $1,241,973 compared to a net loss of $2,499,974 for the three months ended December 31, 2016. During the three months ended December 31, 2017, we generated $19,305 in revenue and $2,329 in gross profit, compared to $39,682 in revenue and $19,752 in gross profit for the 2016 period. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing `kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately the rate during the 2017 period.

During the three months ended December 31, 2017, we incurred general and administrative expenses in the aggregate amount of $619,312 compared to $669,574 incurred during the three months ended December 31, 2016 (a decrease of $50,262). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation costs which decreased to $182,087 in the period ending December 31, 2017, as compared to $294,646 in the period ending December 31, 2016 (a decrease of $112,559), offset by professional fees which increased to $160,000 in the period ending December 31, 2017, as compared to $72,375 in the period ending December 31, 2016 (an increase of $87,625).In addition, during the three months ended December 31, 2017, we incurred research and development costs of $562,504, compared to $255,334 during the three months ended December 31, 2016 (an increase of $307,170). This increase resulted from increased laboratory and consulting expenses during the 2017 period as we focus on preparation for clinical trials.

During the three months ended December 31, 2017, we incurred related party rent and other costs totaling $7,800 compared to $6,900 incurred during the three months ended December 31, 2016 (an increase of $900). This resulted from an increase in the monthly office rent during the 2017 period.

This resulted in a loss from operations of $1,187,287 during the three months ended December 31, 2017 compared to a loss from operations of $912,056 during the three months ended December 31, 2016.

During the three months ended December 31, 2017, we recorded total net other expenses in the amount of $54,686, compared to total net other expenses recorded during the three months ended December 31, 2016 in the amount of $1,587,918. During the three months ended December 31, 2017, we recorded a loss related to the change in fair value of derivatives of $54,686, compared to a loss of $1,587,854 during the 2016 quarter. This resulted in a net loss of $1,241,973 during the three months ended December 31, 2017, compared to a net loss of $2,499,974 during the three months ended December 31, 2016.

The decrease in net loss during the three months ended December 31, 2017 compared to the net loss for the three months ended December 31, 2016 is attributable primarily to the larger loss related to the change in fair value of derivatives recorded during the 2016 quarter.

Nine Months Ended December 31, 2017 and December 31, 2016

Our net loss during the nine months ended December 31, 2017 was $3,246,847 compared to a net loss of $4,105,232 for the nine months ended December 31, 2016. During the nine months ended December 31, 2017, we generated $77,324 in revenue and $22,382 in gross profit from sales of certain research products, compared to $131,947 in revenue and $66,005 in gross profit from sales of certain research products during the nine months ended December 31, 2016. Our revenue in each of the periods presented is earned from the sale of research diagnostic testing kits and chemicals. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect such sales to continue at approximately the 2017 rate.

During the nine months ended December 31, 2017, we incurred general and administrative expenses in the aggregate amount of $1,894,984 compared to $1,685,527 incurred during the nine months ended December 31, 2016 (an increase of $209,457). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The general and administrative expenses included stock-based compensation of $505,555 during the nine months ended December 31, 2017, as compared to stock-based compensation of $659,611 during the nine months ended December 31, 2016 (a decrease of $154,056), professional fees of $475,929 during the nine months ended December 31, 2017, as compared to professional fees of $313,424 during the nine months ended December 31, 2016 (an increase of $162,505), and legal fees of $82,839 during the nine months ended December 31, 2017, as compared to legal fees of $35,240 during the nine months ended December 31, 2016 (an increase of $47,599).

In addition, during the nine months ended December 31, 2017, we incurred research and development costs of $1,390,100 relating to research and development, compared to research and development costs of $483,638 during the nine months ended December 31, 2016 (an increase of $906,462). The increase resulted primarily from increased laboratory and consulting expenses during the 2017 period as we focus on preparation for clinical trials as well as increase in stock compensation expense in 2017 compared to 2016.

During the nine months ended December 31, 2017, we incurred related party rent and other costs totaling $23,100 compared to $20,700 incurred during the nine months ended December 31, 2016 (an increase of $2,400). This resulted from an increase in the monthly office rent during the 2017 period.

This resulted in a loss from operations of $3,285,802 during the nine months ended December 31, 2017 compared to a loss from operations of $2,123,860 during the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, we recorded total other income (expense) in the amount of $38,955, compared to total other income (expense) recorded during the nine months ended December 31, 2016 in the amount of $(1,981,372). During the nine months ended December 31, 2017, we recorded a gain related to the change in fair value of derivative liabilities of $38,955, compared to a loss of $1,980,592 during the nine months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $1,381,828, which was comprised mainly of cash of $1,362,710. Our total current liabilities as of December 31, 2017 were $399,328 and consisted of accounts payable and accrued liabilities of $197,492 and derivative liability of $201,836. The derivative liability is a non-cash item related to certain of our outstanding warrants as of December 31, 2017. As a result, on December 31, 2017, we had working capital of $982,500.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended December 31, 2017, the Company incurred a net loss of $3,246,847 and used cash in operating activities of $2,180,055. These factors raise substantial doubt about our ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2017 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

We estimate that we will have sufficient funds to operate the business for the nine months after December 31, 2017. In December 2017, the Company issued an aggregate of 933,332 shares of our common stock and warrants to purchase 466,667 of our common stock to certain investors for net proceeds of approximately $1,395,000 and in July 2017, the Company issued an aggregate of 666,667 shares of our common stock and warrants to purchase 333,334 of our common stock to certain investors for net proceeds of approximately $995,000. We will require additional financing to fund our planned long-term operations. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Sources of Capital

On December 12, 2017, the Company entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, of an aggregate of 933,332 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 466,667 shares of the Company’s common stock (the “Warrants”), at a price of $1.50 per share (the “Offering”). The Warrants have an exercise price of $2.00 per share, are exercisable immediately, expire on the three year anniversary of the date of issuance, and may be exercised on a cashless basis. The Offering closed on December 15, 2017. The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $1,395,000. Pursuant to the terms of the Offering, we filed a registration statement on Form S-1 to register the resale of the Shares and the Warrants.

On July 26, 2017, the Company entered into a Securities Purchase Agreement with the purchasers identified therein providing for the issuance and sale by the Company to the purchasers, of an aggregate of 666,667 shares of the Company’s common stock (collectively, the “Shares”) and Warrants to purchase up to an aggregate of 333,334 shares of the Company’s common stock (the “Warrants”), at a price of $1.50 per share (the “July Offering”). The Warrants have an exercise price of $2.00 per share, are exercisable immediately, expire on the three year anniversary of the date of issuance, and may be exercised on a cashless basis. The July Offering closed on July 28, 2017. The aggregate proceeds to the Company from the sale of the Shares and Warrants was approximately $995,000. Pursuant to the terms of the July Offering, we filed a registration statement on Form S-1 to register the resale of the Shares and the Warrants. The registration statement on Form S-1 was declared effective on October 13, 2017.

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017. We have complied with all document requests and the Company’s CEO will provide testimony when the SEC schedules such testimony, which we believe will be sometime before the end of September 2018.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2017, net cash used in operating activities was $2,180,055 compared to net cash used in operating activities of $883,627 for the nine months ended December 31, 2016. This increase was primarily attributable to increased net loss during the current period ended December 31, 2017. Net cash used in operating activities during the nine months ended December 31, 2017 consisted primarily of a net loss of $3,246,847 offset by $1,151,304 in aggregate stock compensation from vested stock options and common stock, and $313,676 of shares of stock issued for services. Net cash used in operating activities during the nine months ended December 31, 2016 consisted primarily of a net loss of $4,105,232 offset by a change in fair value of derivative liability of $1,980,592, $817,009 in aggregate stock-based compensation for vested stock options and common stock, and $276,000 for stock issued in exchange for services.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2017 and December 31, 2016, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2017, net cash provided by financing activities was $2,389,999 compared to net cash provided by financing activities of $942,030 for the nine months ended December 31, 2016. Net cash provided by financing activities during the nine months ended December 31, 2017 was attributable to the net proceeds from sale of stock and warrants of $2,389,999. Net cash provided by financing activities during the nine months ended December 31, 2016 was attributable to $165,030 from the sale of common stock and warrants and $777,000 provided by the exercise of warrants.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2017 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2017, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2017 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December 31, 2017:

(1) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine months ended December 31, 2017, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

(2) Insufficient corporate governance policies. The Company does not have a majority of independent members on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended December 31, 2017. As a result, there were no changes in our internal control over financial reporting during the nine months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on January 19, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2017, we issued a total of 82,468 shares of our common stock to one consultant as compensation for services valued at $150,000. The issuance of this common stock, has not been registered under the Securities Act and the shares of common stock were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: the consultant has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the shares of common stock for its own account and not with a view to or for distributing or reselling the shares of common stock and that it has sufficient investment experience to evaluate the risks of the investment; the shares of commons stock were issued as restricted securities.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

10.1	Securities Purchase Agreement, dated December 12, 2017 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

10.2	Registration Rights Agreement, dated December 12, 2017, by and among Vitality Biopharma, Inc. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: February 14, 2018
29

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

10.1	Securities Purchase Agreement, dated December 12, 2017 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

10.2	Registration Rights Agreement, dated December 12, 2017, by and among Vitality Biopharma, Inc. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

