Form 10-K
period 2018-03-31
Vitality Biopharma, Inc.
filed 2018-06-28
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018 or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]		(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28,638,083, based on the closing price of $1.42 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 26, 2018, there were 24,312,647 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I

Item 1. Business

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us”, and “our” refer to Vitality Biopharma, Inc., a Nevada corporation formed on June 29, 2007 and formerly known as Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to Vitality Biopharma, Inc.

Vitality Biopharma is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders.

We hold exclusive worldwide intellectual property and commercialization rights to a new class of cannabinoid pharmaceutical candidates known as cannabosides. This class of compounds includes VBX-100, a prodrug of tetrahydrocannabinol (THC), which enables targeted delivery of THC to the gastrointestinal tract without any resulting drug psychoactivity or intoxication.

Cannabosides are cannabinoid glycoside “prodrugs,” which means that they are medications or compounds that, after administration, are converted within the body into a pharmacologically active drug. Because there often already exists independent verification of the active drug’s safety and efficacy, as is the case with THC, which has been FDA-approved as a pharmaceutical since 1985, prodrugs may receive regulatory and marketing approvals more quickly than others. At the same time, a prodrug can have many commercial advantages, including that they can be proprietary and patentable compositions of matter, unlike cannabinoids themselves, or older pharmaceutical formulations where patent protection has already expired.

Our most advanced drug candidate, VBX-100, is a prodrug of THC, which was first approved as a pharmaceutical by the FDA in 1985 under the brand name MARINOLTM and that is known by the generic drug name of dronabinol. VBX-100 enables targeting or restriction of THC to the gastrointestinal tract, thereby eliminating or avoiding the psychoactive or intoxicating effects that occur when THC enters the bloodstream and brain. VBX-100 may enable more widespread use of THC for treatment of gastrointestinal conditions as well as its use in many patient populations for whom treatment today with THC is not generally recommended, including children, patients who are pregnant or breastfeeding, and patients with a history or high risk of mental illness.

VBX-100 is being developed for treatment of inflammatory bowel disease (IBD), C. difficile-associated diarrhea and colitis (CDAC), irritable bowel syndrome (IBS), and narcotic bowel syndrome (NBS), a severe form of opiate-induced abdominal pain.

For IBD, which includes Crohn’s disease and ulcerative colitis, there have been independently-conducted preclinical and clinical studies that have demonstrated the benefit of cannabinoids. Independently-run retrospective clinical studies have found that in 56 patients who used cannabinoids with IBD that 83.9% of patients reported improvement in abdominal pain, and 76.8% of patients reported improvement in abdominal cramping. In addition, in a prospective trial that was independently-managed and placebo-controlled, it was found that 45% of Crohn’s disease patients achieved remission after 8 weeks of treatment. Patients reported improvements in sleep and appetite with no significant side effects and some patients were able to eliminate use of corticosteroids and opiate pain medications. Patients experienced benefits with cannabis treatment despite being non-responders to conventional therapies, such as corticosteroids, immunomodulators, and TNF-alpha inhibitors. VBX-100 may enable treatment of drug-resistant forms of IBD without any psychoactivity and also without the adverse effects of alternative IBD therapies, many of which today suppress the immune system throughout the body and can increase the risk of infections or cancer.

A key part of our strategy will be to take advantage of a more efficient Food & Drug Administration (FDA) review and approval process that is available for prodrugs, which reduces the need for large and expensive clinical trials. Expedited regulatory processes may be available for our cannabosides because in the U.S. and internationally there have already been many independent preclinical and clinical studies completed using THC, and so existing clinical data may be submitted to drug regulatory agencies as supporting evidence of our compounds’ safety.

We aim to develop and approve our pharmaceutical candidates using a low-risk regulatory strategy that is available for prodrugs, and to amplify the benefits that have been seen in independent, early-stage clinical trials and preclinical studies describing the use of cannabinoids for treatment of neurological and inflammatory conditions. Our focus is especially on eliminating well known side effects of existing therapies, and on treating conditions known to involve the endocannabinoid system and the gastrointestinal tract.

Our primary operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods. The Company’s research and development facilities include laboratories and a manufacturing suite that will be used for pharmaceutical-grade production of drug material for clinical trials. These facilities and the company’s operations involving handling and use of controlled substances have been registered with and authorized by the Drug Enforcement Administration (DEA) as well as the Research Advisory Panel of California, a part of the State of California’s Department of Justice.

Product Pipeline

We have produced more than 25 novel cannabosides so far and have patent applications that include composition of matter claims for prodrugs of cannabinoids that have been studied extensively in clinical trials worldwide, including THC and cannabidiol (CBD). Upon successful patent prosecution, protection would extend until 2035 and be available in all major markets worldwide. In addition, we have filed patent applications that seek to protect more broad claims on novel vanilloid glycoside compounds that target TRPV receptors for mediating pain relief, methods of use for TRPV1 agonists to effect neural repair, and based on findings in early 2017, for drug compositions and methods to use cannabinoids to treat gut dysbiosis and drug-resistant C.difficile infections, which colonize the large intestine.

Cannaboside prodrugs may deliver a variety of benefits over existing cannabinoid therapies, including:

1.	Administration of cannabinoids in a convenient oral formulation;

2.	Targeted delivery of cannabinoids without any psychoactivity or intoxication, which can be achieved through gut-restricted prodrugs that are released in the colon or large intestine and that avoid entry into the bloodstream or brain;

3.	Improved stability, preventing degradation or drug metabolism, enabling larger and more reliable doses of cannabinoids to be delivered to the site of disease; and

4.	Delayed release, enabling long-lasting and overnight relief for patients, rather than having to administer treatment repeatedly throughout the day and requiring additional sleep aids.

VBX-100 is an oral cannaboside and a prodrug of THC, or dronabinol, which was first approved by the US FDA in 1985. MARINOLTM is an approved version of dronabinol that is indicated for treatment of anorexia and chemotherapy-induced nausea and vomiting. VBX-100 is targeted or restricted to the gastrointestinal tract, so it could eliminate the psychoactive effects of THC, which may enable widespread adult use of THC for treatment of gastrointestinal conditions as well as use in patient populations where use of THC is currently limited or avoided, including for treatment of pediatric conditions or for treatment of patients with a history of mental illness. VBX-100 is intended primarily for acute or short-term use, such as for treatment regimens to induce remission of disease flares that occur in pediatric Crohn’s disease or ulcerative colitis, or for use to relieve severe abdominal pain while narcotic bowel syndrome patients reduce or eliminate use of opioid painkillers.

VBX-210 is an oral cannaboside formulation being investigated in preclinical studies for treatment of gastrointestinal conditions. VBX-210 is intended primarily for chronic or long-term use (greater than 6 months per year), including long-term management of irritable bowel syndrome, chronic pain, prevention of colorectal cancer, or maintaining remission of inflammatory bowel disease. We are developing additional cannabinoid product formulations that are intended to provide relief of refractory pain in patients using cannabinoids as an alternative to opioid painkillers, as well as formulations intended to improve the symptoms of autism spectrum disorder.

Products	Treatment Indications	Status

VBX-100	Inflammatory Bowel Disease (inducing remission), Irritable Bowel Syndrome C.difficile-associated Diarrhea and Colitis, Narcotic Bowel Syndrome	Phase 1 Trial to be initiated in 2nd Half of 2018

VBX-210	Irritable Bowel Syndrome, Chronic Pain, Inflammatory Bowel Disease (maintaining remission), Colorectal Cancer	Preclinical

Additional Cannabinoid Formulations	Refractory Pain, Autism Spectrum Disorder	Discovery

For each of the pharmaceutical candidates in our pipeline, the active cannabinoid pharmaceutical agents have been independently approved by regulatory bodies and there is extensive clinical data already available related to drug safety and effectiveness. Because of this, we will in general benefit from the increased familiarity of clinical investigators and regulators with these compounds, which may enable abbreviated paths towards clinical testing and eventual approval of our pharmaceutical products.

Our Operations

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

We developed internally and hold exclusive worldwide intellectual property rights related to two U.S. patent applications filed in September and October 2015, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis.” In September 2016, an expanded international application was filed under the Patent Cooperation Treaty system, which includes 79 patent claims to almost 200 individual compounds, including but not limited to prodrugs of THC and CBD. In March and April 2018, applications were filed for national and regional prosecution in major pharmaceutical markets worldwide including the U.S., Europe, Japan, Canada, Mexico, Australia, New Zealand, China, and Brazil. For more information, see the “Intellectual Property” section below.

Short Term Development Targets

We plan to complete all necessary preclinical studies for VBX-100 and to initiate a Phase 1 clinical trial in the second half of 2018. This first-in-man clinical study will focus primarily on evaluating the clinical pharmacokinetics, safety, and tolerability of VBX-100 in healthy volunteers. Additional endpoints may be analyzed to examine the effects of VBX-100 on GI motility, intestinal permeability, and on the human microbiome. The Phase 1 first-in-human trial is intended to provide safety data sufficient for us to initiate multiple Phase 2 proof-of-concept clinical studies in 2019, including for treatment of IBD and IBS. We plan to conduct additional preclinical studies on VBX-100 and our other pharmaceutical candidates, as well as sponsor observational clinical studies of cannabinoids for new treatment indications including prevention of colorectal cancer, treatment of refractory pain (opioid substitution therapy), and treatment of autism spectrum disorder.

Short-term development targets include:

●	Complete remaining preclinical studies for VBX-100 including conduct of GLP toxicology studies

●	Obtain regulatory approval from FDA for initiation of a Phase 1 study of VBX-100

●	Complete additional preclinical efficacy studies of VBX-100 including for treatment of autism, visceral pain, and colorectal cancer

●	Through collaborators, initiation of one or more observational clinical studies of systemic cannabinoid therapies, including for treatment of autism spectrum disorder and for treatment of refractory pain (substitution therapy for opioid painkillers)

Additional Operations

Our glycosylation technology was originally developed in order to improve the taste and yield of stevia sweeteners derived from the stevia plant. We have an intellectual property portfolio related to stevia, as well as commercial operations related to the manufacture and sale of research products that commenced in 2014. We intend to sustain these operations and technologies in a manner that is cash-flow neutral or better and to commercialize the primarily through new out-licensing arrangements or strategic partnerships.

Glycosylation Technology for Prodrug Development

The process of adding one or more glucose or sugar molecules to compounds is called glycosylation, and it has recently become appreciated within the pharmaceutical industry that glycosylation of small molecules can act to generate novel natural product libraries with improved drug properties. For instance, attaching a glucose or sugar molecule to a compound that is typically found without one, known as an aglycone, will often make the product far more water-soluble and change its bioavailability. In addition, glycosylation can enable the new compounds, known as glycosides, to act as prodrugs that achieve targeted delivery of bioactive compounds to the gastrointestinal tract.

A prodrug is a medication or compound that, after administration, is metabolized (i.e., converted within the body) into a pharmacologically active drug. Prodrugs are often designed to improve bioavailability of a drug, improve patent life, reduce off-target effects, or overcome other known challenges or drawbacks of existing medications.

In the case of glycoside prodrugs, they can enable targeted delivery of compounds to the colon or intestinal tract. Glycosides are fairly stable and water-soluble compounds, so upon ingestion they remain intact and transit through the upper digestive tract and stomach, i.e. there is reduced loss due to absorption or degradation by stomach acids. Once glycosides reach the lower intestine, or colon, they encounter glycosidase enzymes secreted by gut bacteria that act to cleave the polar sugar (glucose) residue and release the aglycone compound. This enables site-specific delivery of the aglycone, often a more lipophilic (fat-soluble) bioactive compound. The prodrug’s payload is only liberated or released upon contact with glycosidase enzymes, and these enzymes are only found in large quantities within the intestinal tract, as they are secreted by the human intestinal microbiota.

Commonly known and ingested glycoside compounds include many flavonoids, or polyphenols, present in fruit and vegetables. Flavonols are the most ubiquitous flavonoids found in foods, and these compounds are typically present in glycosylated form. Fruit often contains 5 or 10 different flavonol glycosides. A single glass of orange juice may contain between 40 and 140 mg of flavanone glycosides. In leafy vegetables such as lettuce and cabbage, the glycoside concentration is more than 10 times higher in the green outer leaves as in the lighter, inner leaves. There are also FDA-approved drugs that are glycosylated, including sennosides, or ex-lax®, an over-the-counter drug that has been sold in the United States since 1906. Sennosides are on the World Health Organization’s List of Essential Medicines, the most important medications needed in a basic health system, and exert their effects through targeted delivery of the active pharmaceutical ingredient to the colon over the course of six to 12 hours.

The process for modifying natural products through glycosylation to provide libraries of new molecules that may have more desirable attributes is called glycorandomization, or glycodiversification. Reliable production of glycosylated natural products must be done in a directed way to enable production of purified individual compounds, and to select for those with the most desirable commercial attributes. Chemical synthesis is often used by research and development teams at large pharmaceutical companies to produce libraries of new compounds, however chemical methods of glycosylation are challenging. Newer methods of enzymatic biosynthesis are now emerging in academia and in industry, including those developed by us, which use plant glycosyltransferase enzymes in order to enable routine production of new libraries of glycoside compounds, and to also enable directed production of individual compounds of interest for use within clinical trials.

Pharmaceutical Use of Cannabinoids

As of 2016, more than 20 U.S. states representing 87% of the U.S. population have enacted medical cannabis laws to permit treatment for a variety of medical conditions, including at least use of CBD, which is not intoxicating. The approved conditions in certain states including chronic pain, epilepsy, inflammatory bowel disease, wasting disorders, multiple sclerosis and muscle spasticity disorders, glaucoma, cirrhosis, Alzheimer’s disease, nausea, traumatic brain injury, Parkinson’s disease, HIV/AIDS, Huntington’s disease, and more. A concern with the increasing use of medical cannabis is that patients and physicians are unable to know the precise chemical profile of these products, and that they desire a safe, well-tested pharmaceutical product that can be treated as any other medicine, which includes a list of ingredients, effects, and side effects. Regulatory approval of pharmaceutical cannabinoid products could dramatically increase the chance that health insurance companies would pay for them, and their use could be further legitimized through approval by governments, insurance companies, and physicians.

The primary psychoactive component of cannabis is THC, and there are already several approved cannabinoid drugs in the U.S. or internationally that contain THC or an analog of THC, including dronabinol, nabilone, and nabiximols. In 1985, the FDA approved both dronabinol and nabilone, which are synthetic forms of THC, and a THC analog, respectively, which are approved for management of chemotherapy-induced nausea and vomiting and for wasting conditions related to AIDS and cancer. As of 2014, nabiximols, which is the world’s first prescription medicine made from cannabis extracts, was approved for use in multiple sclerosis in more than 20 countries, including the United Kingdom, Canada, France, Germany, Italy, and Australia. Sales of these drugs are currently modest, with U.S. sales of dronabinol capsules in 2014 estimated to be $133 million, according to IMS Health. Data from more than 40 clinical trials of cannabinoids have been published, including evaluations of their use for treatment of chronic pain, neuropathic pain, epilepsy, and muscle spasticity associated with multiple sclerosis.

The main non-psychotropic component of cannabis is CBD, which has established antianxiety and antipsychotic effects, acting to mitigate the high from THC, as well as neuroprotective and anti-inflammatory properties. In June 2018, the FDA approved cannabidiol for treatment of Dravet syndrome and also Lennox-Gastaut syndrome, two forms of severe childhood epilepsy. Cannabidiol has demonstrated therapeutic effects in clinical trials for serious neurological conditions including these rare seizure disorders and the FDA has also granted orphan drug designation to an oral liquid formulation of CBD for its use in treating neonatal hypoxic-ischemic encephalopathy. An open-label trial found that CBD reduced seizure frequencies in doses up to 25 mg/kg in multiple drug-resistant forms of epilepsy and seizure disorders. The average age of trial participants was 10 years old and the treatment group that included use of CBD achieved a median reduction in monthly convulsive seizures of nearly 40%, compared to 13% with a placebo, achieving a highly statistically significant effect that was sustained during the treatment period. Independent results of a placebo-controlled trial were published in 2017 by The New England Journal of Medicine and found that cannabidiol was effective in reducing median seizure frequency in Dravet syndrome by more than 50%. CBD was generally well tolerated in these studies, however, somnolence or drowsiness was often reported, and historically is present in 20% or more of these patients.

Studies have shown THC activates both the type-1 (CB1) and type-2 (CB2) cannabinoid receptors. CB2 receptors are overexpressed in inflammatory states and studies have shown that these receptors represent a “braking system” within the body that helps resolve inflammation and many of its symptoms. Independent studies have also shown that cannabinoids can reverse the disordered intestinal permeability that is associated with intestinal inflammation, which may indicate that cannabinoids can promote effective mucosal healing or wound repair following intestinal inflammation and injury.

CB1 receptors are the main effectors of the body’s endocannabinoid system, which is involved in most brain and bodily functions, and which as a result has diverse physiological roles. CB1 receptors and the endocannabinoid system more generally have been theorized to represent the cornerstone of the body’s “exostatic” system, which drives the body’s innate sense of hunger and appetite, and which in various ways promotes long-term energy storage. For example, CB1 receptors stimulate appetite directly and also seem to encourage feeding behavior indirectly by reducing feelings of pain, anxiety, and stress. CB1 receptors also promote long-term energy storage through decreasing gut motility, which slows transit of food through the gastrointestinal tract and improves nutrient absorption.

Treatment of Inflammatory Conditions including Crohn’s Disease and Ulcerative Colitis

IBD is a chronic autoimmune condition where parts of the digestive system become sore and inflamed. The disease can lead to irreversible damage to the gastrointestinal tract and require surgical removal of the intestine and affected areas. Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system, and ulcerative colitis, which often affects the rectum and the colon or the large intestine. IBD is a chronic condition, meaning that it is ongoing and typically lasts throughout life in those that are afflicted. The disease is often unpredictable, and there are periods of remission where there are few or no symptoms, which alternate with periods where symptoms are very active and debilitating. The peak incidence of IBD onset occurs between the ages of 15 and 30 years. Clinicians caring for children and adolescents afflicted with pediatric IBD must treat the underlying disease while also monitoring growth, puberty, and cognitive development, while seeking to minimize hospitalization time.

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

In gastroenterology, cannabis extracts are known for their anti-vomiting, appetite-stimulating, and anti-diarrheal effects, which are thought to be useful for symptomatic relief of IBS and IBD. In a recent survey, more than half of patients with IBD in the U.S. use or have used cannabis (51.3%), and 16.4% of patients had used Cannabis to treat IBD-related symptoms such as abdominal pain, nausea, loss of appetite, and diarrhea. In an independent observational study of patients with IBD, 83.9% of the 56 patients using cannabis reported improvement in abdominal pain, 76.8% reported improvement in abdominal cramping, and 48.2% reported improvement of joint pain. In a Canadian population in 2011, chronic abdominal pain was reported as the primary reason for self-medication with cannabinoids, including in patients with a history of abdominal surgery. In a 2013 clinical trial of use of cannabis in Crohn’s disease, complete remission was achieved in 5 out of 11 subjects (classified as Crohn’s Disease Activity Index < 150). There were considerable clinical benefits including patients reporting improvements in sleep and appetite, with no significant side effects reported, and certain patients were able to wean themselves off use of corticosteroids and opioid pain medications.

Patients with IBD are at an increased risk of colorectal cancer and opportunistic infections such as C. difficile, often due to the side effects of immunosuppressive therapies used as first and second-line medications. In 2017, the American Cancer Society estimates that 50,260 deaths will occur due to colorectal cancer, making it the 3rd leading cause of cancer-related death for women, and the 2nd leading cause of cancer-related death for men. The most common type of colorectal cancer is adenocarcinoma, which accounts for more than 95% of all cases, and arises from epithelial cells that line the colon and rectum. Clostridium difficile was estimated by the U.S. Center for Disease Control (CDC) to infect almost 500,000 Americans in 2015, and to be directly responsible for 15,000 deaths. C. difficile infections are also linked to sepsis (which some call “blood poisoning”). Sepsis is a disorder where some researchers have now hypothesized the gut plays a central role, where a failure of the integrity of the gut barrier leads to infections throughout the body and can lead to septic shock and multi-organ failure. Each year, sepsis affects more than 750,000 Americans and is responsible for more than 210,000 deaths. Up to 50% of all hospital deaths have been linked to sepsis. It is the most expensive reason for hospitalization in the U.S., where in 2011 the U.S. spent more than $55 million each day in direct healthcare costs treating it. Prevention methods are being developed, which include treatments that may help prevent sepsis altogether, or prevent patient deterioration from sepsis to severe sepsis, or from severe sepsis to septic shock. Independent preclinical studies have already found that a lack of cannabinoid receptors leads to increased incidence of multi-organ failure, and that treatment with cannabinoids can lead to a significant reduction of mortality.

Treatment of Enteric Nervous System Disorders including Irritable Bowel Syndrome and Narcotic Bowel Syndrome

Independent clinical studies have established that the CB1 cannabinoid receptors present within the gut’s nervous system, known as the enteric nervous system, play a role in the pathophysiology of functional GI disorders such as irritable bowel syndrome (IBS). Specifically, it has been shown that cannabinoids are able to reduce cramping and slow GI motility. CB1 receptors are highly expressed throughout the enteric nervous system, being present on all classes of enteric neurons except inhibitory motor neurons. Genetic variations or polymorphisms of the genes encoding the endocannabinoid system have been shown to be associated with diarrhea-predominant forms of IBS. Use of CB1 receptor agonists such as THC (dronabinol) have been shown in independent clinical studies to inhibit gastric emptying and to slow colonic motility, restricting transit of food through the colon and improving nutrient absorption, which could provide relief for certain forms of IBS.

IBS, also known as spastic colon, is a functional gastrointestinal disorder that is characterized by abdominal cramping, diarrhea, constipation, and pain. The term of “spastic colon” refers to the contraction of muscles in the small and large intestines that are often associated with the disorder. IBS has similar symptoms to IBD, including abdominal pain, but the underlying disease process is quite different. IBS is very common, with prevalence in the Western world representing 10-15% of the population, and it has been cited as the most frequent diagnosis in gastroenterology practices in the U.S. Cannabis was one of the first effective interventions in the 19th century for diarrhea resulting from cholera, and extensive reviews have characterized the role of the endocannabinoid system in regulating the GI tract in ways that may benefit IBS, including through effects on inflammation, pain, secretion, and motility.

Narcotic bowel syndrome (NBS) is a severe form of opiate-induced abdominal pain. Patients have hypersensitivity to pain and the condition may involve both the enteric and central nervous systems. More than half (58%) of opiate users have reported chronic abdominal pain in independently-conducted clinical studies. NBS is the most severe form of this condition, where abdominal pain paradoxically increases despite continued administration of narcotics to treat the pain. NBS has dire consequences for opiate users, as the quality-of-life has been reported to be worse than patients with quadriplegia. The primary treatment system today is a structured opiate withdrawal program involving a wide variety of medications that act on the central nervous system, peripheral nervous system, as well as the gastrointestinal tract. These medications include centrally acting agents for pain, anxiety, depression, and prevention of withdrawal effects, and additional drugs to treat constipation and other GI disorders. Current structured withdrawal or detoxification methods are considered grossly inadequate with no successful long-term treatment options, as evidenced by independent clinical trials where it has been shown that nearly 50% of patients return to opioid use within only three months following treatment.

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

Cannabinoid pharmaceuticals are approved and marketed currently, with more in development, from companies such as GW Pharmaceuticals PLC (“GW Pharma”), Arena Pharmaceuticals, Inc. (“Arena”), Insys Therapeutics Inc. (“Insys”), Zynerba Pharmaceuticals, Inc. (“Zynerba”), and others. GW Pharma is developing botanical extracts including THC, CBD, CBDV, and blends of these compounds, including the current development and marketing of nabiximols, branded as Sativex®, which is approved in more than 20 countries internationally. GW Pharma is also developing cannabidiol, branded as Epidiolex®, for use primarily with epilepsy and rare seizure disorders, and that was approved by the FDA in June 2018. A similar synthetic CBD product is being developed by Insys. Arena is developing a synthetic selective CB2 receptor agonist for treatment of Crohn’s disease pain. Zynerba is developing synthetic forms of THC and CBD, or related prodrugs, which are being developed for use within formulations to be used as a topical gel or transdermal patch, rather than by oral delivery. There is additional competition from companies that supply alternative synthetic cannabinoids, which may influence cannabinoid signaling, as well as from medical marijuana and botanical extracts that are increasingly available to physicians and patients.

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

Government Regulation

Due to our development of pharmaceutical products, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. Although most regulation described within this document focuses on the United States, the largest market in the world for pharmaceutical products, we anticipate seeking approval for, and marketing of, our products in other countries as well. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope, although there can be meaningful differences.

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States and the Federal Food, Drug, and Cosmetic Act (“FDC Act”) governs most of the requirements for the development and marketing of our products. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, or even civil penalties or criminal prosecution. The FDA also inspects manufacturing facilities periodically in order to ensure adequate compliance with Good Manufacturing Practices (“GMP”), which may require substantial record keeping requirements and equipment maintenance.

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

Additional special programs are available through acts of the FDA, including use of patent term extensions, which can extend the life of a patent as compensation for lost time during the FDA review and approval process, as well as alternative regulatory paths. This includes the Orphan Drug Act of 1983 and the FDA Safety and Innovation Act of 2012, which for example provides for a Breakthrough Therapy Designation. Through obtaining a Breakthrough Therapy Designation, a Company may be able to obtain accelerated approval for one or more drugs if they meet the qualifying criteria, which includes treatment of a serious or life-threatening disease or condition, and having preliminary clinical evidence that the treatment will provide a substantial improvement over existing therapies.

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

Research and Development

During the fiscal years ended March 31, 2018 and 2017, we incurred $1,897,817 and $893,960 in expenses that were allocated to research and development activities. Research and development costs are expensed as incurred.

Intellectual Property

We developed internally and hold exclusive worldwide rights to intellectual property describing VBX-100 and additional cannabinoid pharmaceutical compounds, as well as methods for their use. In September 2015, October 2015 and July 2016, we filed three U.S. patent applications, titled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, including an initial filing and two expanded filings. In September 2016, an expanded international application was filed under the Patent Cooperation Treaty system, which includes 79 patent claims to almost 200 individual compounds, including but not limited to prodrugs of THC and CBD. The patent application also includes description of our glycosylation platform, which enables the efficient manufacture of cannabosides and other glycosylated small molecule compounds through enzymatic biosynthesis. In March and April 2018, this application was filed for national and regional prosecution in major pharmaceutical markets worldwide including the U.S., Europe, Japan, Canada, Mexico, Australia, New Zealand, China, and Brazil.

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

Our internally developed patents now include more than 10 non-provisional applications with PCT and national filings covering novel compositions of matter for cannabinoid prodrugs known as cannabosides, compositions and methods of use for cannabinoids to treat microbial infections, methods for enzymatic biosynthesis, and medical applications of cannabinoid prodrugs. If successful in prosecuting patent claims covering our lead compound VBX-100 and other cannaboside prodrugs, we would obtain patent protection through 2035, which may be extended through patent term adjustments. Patent costs are expensed as incurred.

Employees

As of June 26, 2018, we had seven full-time employees, including five dedicated to research and development. We also utilize the services of a network of consultants that contribute on a part-time basis, which gives us access to additional scientists, engineers, and regulatory professionals that assist with our pharmaceutical research and development activities. We expect to increase the number of our employees and contractors as we expand our operations, and the number of employees dedicated to marketing, and sales support as we begin to commercialize additional products and intensify our sales efforts.

Company Information and History

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

Properties

We currently lease office and laboratory space at 5225 Carlson Rd., Yuba City, California 95993. Our current lease agreement for that space, which supersedes and replaces the commercial lease agreement we previously entered into for space at the same location, expires on May 1, 2020 and our rent payments thereunder are $2,600 per month.

We believe that our current facilities will be adequate for our needs for the next 6 months, although we may lease additional property for additional research and development space.

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

For the fiscal year ended March 31, 2018, we recorded a net loss of $4,308,997 and used cash in operations of $2,886,476. We have incurred losses since inception, resulting in an accumulated deficit of $22,044,936 as of March 31, 2018. We expect to incur further losses as we continue to develop our business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2018 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

We will likely need to raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings, such as our issuance and sale of 933,332 shares of common stock and 466,667 warrants to purchase common stock that we completed on December 15, 2017, for net proceeds of approximately $1,400,000. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

We expect our total expenditures over the 12 months following March 31, 2018, to be approximately $3,000,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, we expect that our operational expenses will increase substantially during our current fiscal year if we pursue our current operational goals, continuing our research and development activities, and otherwise seek to ramping-up our business. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids, and related to neurological and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including but not limited to Biogen, Teva Neuroscience, Pfizer, Purdue Pharma, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Insys Therapeutics, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications. See “Competition” in this report for a further discussion.

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

As of June 26, 2018, we had seven full-time employees, including five dedicated to research and development. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

To date, we have not commenced any clinical trials. Successful completion of such clinical trials is a prerequisite to submitting an NDA to the FDA or a marketing authorization application (MAA) to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with state laws allowing the use and distribution of medical and recreational cannabis. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate cannabis possession, distribution and cultivation in states where its use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on our industry. Any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

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

Our Board of Directors is currently comprised of three directors, Mr. Robert Brooke, our Chief Executive Officer, Dr. Avtar Dhillon, and Dr. Anthony Maida III. Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, and we have established an audit committee that is currently comprised solely of Dr. Maida. Mr. Brooke would not be considered independent for purposes of membership on an audit committee pursuant to Nasdaq Listing Rules. Further, Mr. Brooke, who currently serves as our principal financial officer and principal accounting officer, has some professional experience in finance and accounting but does not have professional credentials. We expect to appoint additional independent directors with experience in finance and accounting and hire additional dedicated finance and accounting staff as we increase our operations, as resources permit and as we identify and recruit qualified candidates for those positions. However, until we have done so, we may be unable to establish or maintain effective internal control over financial reporting. As a result, we may discover additional material weaknesses in our internal control over financial reporting and/or disclosure controls and procedures, which we may not successfully remediate on a timely basis or at all. Any failure to remediate our reported or any future material weaknesses, implement required new or improved controls, or further difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. Moreover, as we continue and aim to expand our operations we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants and internal resources to accomplish this are significant and difficult to predict.

Risks Related to our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by any negative operational results and factors unrelated to our operations.

Our common stock is quoted on the OTCQB and trading on the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions. A sufficient market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

We have received subpoenas in the Securities and Exchange Commission Section 8(e) examination, the consequences of which are unknown.

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to the Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and a further subpoena for testimony and any supplemental production of documents dated June 5, 2017.

The Company has more recently filed two registration statements for subsequent financings and the SEC declared each of these registration statements effective. This indicates that the SEC’s examination may be limited and that it may not affect the Company’s business and financing activities, but we are unaware of the scope or timing of the SEC’s examination. As a result, we do not know how the SEC examination is proceeding, when the investigation will be concluded, or if we will become involved to a greater extent than providing documents and testimony to the SEC. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. Furthermore, it is possible that we currently are, or may hereafter become a target of the SEC’s investigation. Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of June 26, 2018, 24,312,647 were outstanding and 457,395 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, or to fund capital expenditures. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not deem, that may not enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares will cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our directors and officers control a portion of our outstanding common stock, which may delay or prevent a change of control of our company or adversely affect our stock price.

As of the date of this prospectus, Dr. Avtar Dhillon, a director of the Company, beneficially owns approximately 6.9% of our outstanding common stock and Robert Brooke, a director and Chief Executive Officer of the Company beneficially owns approximately 5.6% of our outstanding common stock. As a result, they are able to exercise a degree of control over matters requiring stockholder approval, such as the election of directors and the approval of significant corporate transactions. These types of transactions include transactions involving an actual or potential change of control of our company or other transactions that non-controlling stockholders may not deem to be in their best interests and which could result in such stockholders receiving a premium for their shares.

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

	High	Low

Fiscal 2017
First Quarter ended June 30, 2016	1.00	0.50
Second Quarter ended September 30, 2016	1.08	0.50
Third Quarter ended December 31, 2016	4.09	0.95
Fourth Quarter ended March 31, 2017	3.10	1.52

Fiscal 2018
First Quarter ended June 30, 2017	2.71	1.83
Second Quarter ended September 30, 2017	2.15	1.42
Third Quarter ended December 31, 2017	2.25	1.32
Fourth Quarter ended March 31, 2018	2.17	1.57

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 26, 2018, there were 25 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In July 2018, we issued 37,500 shares of our common stock to a consultant as compensation for services valued at $49,125. The issuance of this common stock, has not been registered under the Securities Act and the shares of common stock were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: the consultant has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the shares of common stock for its own account and not with a view to or for distributing or reselling the shares of common stock and that it has sufficient investment experience to evaluate the risks of the investment; the shares of common stock were issued as restricted securities.

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

Except as listed in the table below, as of March 31, 2018, we do not have any equity based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2018 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,576,710	$1.40	457,395
Equity compensation plans not approved by security holders	—	$—	—

Total	3,576,710	$1.40	457,395

(1)	As of March 31, 2018, 457,395 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2017 and 2018 appearing elsewhere in this annual report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

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

Plan of Operations

Our present operations consist mainly of developing VBX-100 and additional cannabinoid pharmaceuticals for treatment of inflammatory bowel disease, irritable bowel syndrome, and narcotic bowel syndrome, a severe form of opiate-induced abdominal pain.

For IBD, which includes Crohn’s disease and ulcerative colitis, we are developing acute treatments that are designed to induce remission of active disease flares, and which may act in part through providing relief of key symptoms, such as abdominal pain and cramping. There is extensive clinical evidence supporting the potential efficacy of cannabinoids for treatment of IBD, including through placebo-controlled clinical trials conducted by independent investigators.

We plan to complete preclinical studies necessary in order to launch first-in-human clinical trials in 2018, which we currently estimate will cost approximately $700,000, and that will primarily include GLP-certified toxicology testing. Additional preclinical testing currently estimated to cost approximately $300,000 will be conducted to explore new therapeutic indications for VBX-100, such as for treatment of autism, visceral pain, and colorectal cancer, and to obtain new data about treatment dosing in order to optimize existing drug formulations for safety and efficacy.

A Phase 1 clinical trial of VBX-100 will first test its safety and tolerability in healthy volunteers. This trial is expected to commence in 2018 and to cost approximately $500,000. After successful completion of a Phase 1 trial with VBX-100, we plan to initiate multiple Phase 2 clinical trials in order to assess efficacy of VBX-100 for treatment of inflammatory bowel disease and for the treatment of irritable bowel syndrome. We currently expect conduct of such trials will cost approximately $1.5 million each, depending on trial enrollment, the testing of secondary endpoints, and the use of multiple clinical trial sites.

Our primary research and development operations are based in Yuba City, California, where we originally developed our proprietary bioprocessing methods. The Company’s facilities include laboratories and a manufacturing suite for GMP production, which will be used for pharmaceutical-grade production of products to be tested in clinical trials, and which will be registered with the U.S. FDA and DEA.

Critical Accounting Policies

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

Results of Operations

Fiscal Years Ended March 31, 2018 and March 31, 2017

The following table sets forth our results of operations for the years ended March 31, 2018 and 2017.

	Twelve Months Ended March 31,
	2018	2017

Revenues	$102,419	$163,363
Cost of goods sold	77,943	108,255
Gross profit	27,476	55,108

Operating Expenses:

General and Administrative	2,492,525	2,605,097
Rent - related party	30,900	27,600
Research & development	1,897,817	893,960
Loss from operations	(4,396,746)	(3,471,549)

Other income (expenses)
Interest expense	-	(1,010)
Change in fair value of derivative liability	87,749	(1,746,821)

Net loss	$(4,308,997)	$(5,219,380)

During the fiscal year ended March 31, 2018, we generated $102,419 in revenue, compared to sales of $163,363 during the year ended March 31, 2017. Our cost of goods sold were $77,943 and $108,255, resulting in gross profit of $24,476 and $55,108 for the year ended March 31, 2018 and 2017, respectively.

Our net loss during the fiscal year ended March 31, 2018 was $4,308,997 compared to a net loss of $5,219,380 for the fiscal year ended March 31, 2017 (a decrease in net loss of $910,383).

During the fiscal year ended March 31, 2018, we incurred general and administrative expenses in the aggregate amount of $2,492,525 compared to $2,605,097 incurred during the fiscal year ended March 31, 2017 (a decrease of $132,572). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2018, we incurred research and development costs of $1,897,817 compared to $893,960 incurred during the fiscal year ended March 31, 2017 (an increase of $1,003,857). During the fiscal year ended March 31, 2018, we incurred related party rent totaling $30,900 compared to $27,600 incurred during the fiscal year ended March 31, 2017 (an increase of $3,300). Also during the fiscal year ended March 31, 2018, we incurred stock-based compensation totaling $1,409,229 compared to $1,103,625 incurred during the fiscal year ended March 31, 2017 (an increase of $305,604), which are allocated between general and administrative expenses and research & development expenses during the years ended March 31, 2018 and 2017.

This resulted in a loss from operations of $4,396,746 during the fiscal year ended March 31, 2018 compared to a loss from operations of $3,471,549 during the fiscal year ended March 31, 2017, (an increase of $925,197).

During the fiscal year ended March 31, 2018, we recorded net other income in the amount of $87,749, compared to total net other expense recorded during the fiscal year ended March 31, 2017 in the amount of $1,747,321 (a decrease of $1,660,082). During the fiscal year ended March 31, 2018, we incurred no interest expense compared to $1,010 incurred during the fiscal year ended March 31, 2017 (a decrease of $1,010). We recorded a gain related to the change in fair value of derivatives of $87,749 during the fiscal year ended March 31, 2018, compared to a loss of $1,746,821 during the fiscal year ended March 31, 2017. This resulted in a net loss of $4,308,997 during the fiscal year ended March 31, 2018 compared to a net loss of $5,219,380 during the fiscal year ended March 31, 2017 (a decrease of $910,383).

The decrease in net loss during the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017 is primarily due to the income related to the change in fair value of derivatives offset by higher research and development expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had recorded revenues of $102,419 from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $22,044,936 as of March 31, 2018, and further losses are anticipated in the development of our business. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2018 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

As of March 31, 2018, we had total current assets of $675,791. Our total current assets as of March 31, 2018 were comprised of cash in the amount of $656,290, accounts receivable, net, of $13,843, and prepaid expenses in the amount of $3,058. Our total current liabilities as of March 31, 2018 were $353,517, represented primarily by accounts payable and accrued liabilities of $200,475 and derivative liability of $153,042. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 2 to our financial statements. As a result, on March 31, 2018, we had a working capital of $322,274. We had no long term liabilities as of March 31, 2018, or as of March 31, 2017.

Sources of Capital

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

On December 12, 2017, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we issued to the purchasers an aggregate of 933,332 shares of the Company’s common stock, par value $0.001 per share at a price of US$1.50 per share, for the aggregate purchase price of US$1,395,000, which closed on December 15, 2017.

We have generated $102,419 in revenue during the fiscal year ended March 31, 2018. We believe that revenue in the near term, will be less than necessary to support our business and pursue our operational plans without obtaining additional financing. We currently have no commitments for any future funding. As of March 31, 2018, we had cash in the amount of $656,290. As discussed under the heading “Plan of Operations” above, our total expenditures over the 12 months following March 31, 2018, are expected to be approximately $3,000,000. As of the date of this annual report we expect to have sufficient funds to operate our business over the next six months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2018, net cash used in operating activities was $2,886,476 compared to net cash used in operating activities of $1,384,697 for the fiscal year ended March 31, 2017. This increase is due to a loss related to our derivative liability in the 2017 period compared to gains during the 2018 period offset by larger costs related to vested stock options in the 2018 fiscal year. Net cash used in operating activities during the fiscal year ended March 31, 2018 consisted primarily of a net loss of $4,308,9970 and offset by $1,409,428 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2017 consisted primarily of a net loss of $5,219,380 and offset by $1,746,821 related to the change in fair value of derivative liability, $1,103,624 related to stock-based compensation.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2018, net cash provided by financing activities was $2389,999 compared to net cash provided by financing activities of $2,442,030 for the fiscal year ended March 31, 2017. Net cash provided by financing activities during the fiscal year ended March 31, 2018 consisted of $2,389,999 received from the sale of common stock and warrants. Net cash provided by financing activities during the fiscal year ended March 31, 2017 consisted primarily of $1,665,030 received from the sale of common stock and warrants and $777,000 received from warrant exercises.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2018 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weakness in our internal control over financial reporting was identified by management as of March 31, 2018:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended March 31, 2018, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this material weakness and we intend to consider the results of our remediation efforts and conduct related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018, and identified the material weaknesses described above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In June 2018, subsequent to year end, we determined that Dr. Dhillon was an independent director within the meaning of applicable Nasdaq Listing Rules, resulting in a majority of our board of directors being independent directors.

Other than the change described here and the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Dr. Avtar Dhillon (2)(3)(4)	Chairman of the Board of Directors	56	August 2011
Dr. Anthony Maida III (1)(2)(3)	Director	66	March 2012
Robert Brooke (5)	Chief Executive Officer and Director	38	January 2012

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Financing Committee

(5) Currently serves as our only executive officer.

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Dr. Avtar Dhillon has served as the Chairman of our Board of Directors since January 31, 2012 and has served as a director since August 17, 2011. Dr. Dhillon has served as Executive Chairman at Emerald Health Therapeutics (TSXV:EMH; OTCQX:EMHTF) since March 2015, has served as Chairman of the Board of Directors of OncoSec Medical Incorporated (NASDAQ: ONCS) since March 2011, and of Arch Therapeutics since April 2013, after serving as a director since May 2011. Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NASDAQ: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman from October 2009 until August 2011, and as Chairman since September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included multinational companies Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon was an analyst/portfolio manager and Vice President at MDS Capital Corp. (now Lumira Capital Corp.), one of North America’s leading healthcare venture capital organizations, from August 1998 until September 2001. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years until September 2001. In his role as a founder and board member of companies, Dr. Dhillon has been involved as a founder or lead investor in dozens of early stage healthcare focused companies. He also serves as Chairman of the Cannabis Canada Council. He has a BSc (Honours) in Human Physiology and an MD from the University of British Columbia. Dr. Dhillon brings extensive experience in biotechnology companies to our Board of Directors, as well as significant experience with obtaining financing and pursuing and completing strategic transactions. He has valuable experience serving on the Board of Directors of other publicly traded and privately held companies.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of Innovate Biopharma, Inc. since January 2018 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida has served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Senior Vice President – Clinical Research (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida serves as Principal of Anthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. Dr. Maida also served as Vice President of Finance for Lockheed DataPlan, a subsidiary of Lockheed Corporation and Senior Control for Lockheed Missiles and Space, MSD. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the American Chemical Society and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California, Davis, in 2010. We believe that his financial and operational experience in our industry will provide important resources to our Board.

Robert Brooke has served as a director and our Chief Executive Officer since January 31, 2012. Mr. Brooke previously was a founder of Iovance Biotherapeutics, Inc., formerly Genesis Biopharma, Inc. (NASDAQ: IOVA), a cancer immunotherapy company, where he served as Director, President and Chief Executive Officer from March 2010 until February 2011. Mr. Brooke is a co-founder of Intervene Immune, Inc., a privately held biotechnology company focused on immune regeneration, and since March 2014 has served on a limited part-time basis as Chief Executive Officer. Mr. Brooke was the founder of Percipio Biosciences, Inc., a privately held research diagnostics company that manufactures and distributes products related to oxidative stress research, and served as its President, on a limited part-time basis, from 2008 until its assets were acquired in June 2013. From 2004 to 2008, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd. (“Bristol”). During this period, Bristol financed over 60 public healthcare and life science companies and was listed by The PIPEs Report in 2005 as being the most active investor in private placements by public biotechnology companies. Mr. Brooke earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005. Mr. Brooke provides our Board of Directors with public and private capital raising experience, as well as experience in leading early stage biotechnology companies.

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

Compensation Committee

The Compensation Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Dhillon and Dr. Maida are independent within the meaning of applicable Nasdaq Listing Rules. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations. Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website, www.vitality.bio.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Dr. Dhillon and Dr. Maida, with Dr. Dhillon serving as Chairman. Our Board of Directors has also determined that Dr. Dhillon and Dr. Maida are independent within the meaning of applicable Nasdaq Listing Rules. The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website, www.vitality.bio.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, we believe that, during our fiscal year ended March 31, 2018, our executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2018 and March 31, 2017 for (i) our current principal executive and financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2018 fiscal year and whose total compensation exceeded $100,000 in our 2018 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Stock Awards (non-cash)		Total ($)

Robert Brooke, Chief Executive Officer (principal executive and financial officer)	2018	150,000	238,520	(1)	388,520

	2017	150,000	184,940-	(2)	334,940

(1)

(2) Includes amortization of an option to purchase 415,000 shares of common stock and a grant of 510,585 shares of restricted commons stock both granted in July 2016 and an option to purchase 50,000 shares of common stock and a grant of 100,000 shares of restricted commons stock both granted in December 2017.

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

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2018, 1) Dr. Dhillon held an option to purchase 50,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, an option to purchase 50,000 shares of common stock, 25,000 of which vested and became fully exercisable on June 27, 2018 and 25,000 of which will vest on December 27, 2018, and a grant of 100,000 shares of restricted common stock which will vest on January 1, 2019; 2) Dr. Maida held an option to purchase 10,000 shares of common stock, 2,500 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 92,559 shares of common stock, 23,140 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017 and January 1, 2018, and 23,139 of which will vest on July 1, 2018, and an option to purchase 50,000 shares of common stock, 25,000 of which vested and became fully exercisable on June 27, 2018 and 25,000 of which will vest on December 27, 2018; and 3) Mr. Brooke held an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017. and an option to purchase 415,000 shares of common stock, 103,750 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017 and January 1, 2018, and 103,750 of which will vest on July 1, 2018, an option to purchase 50,000 shares of common stock, 12,500 of which vested and became fully exercisable on June 27, 2018, and 12,500 of which will vest on each of December 27, 2018, June 27, 2019 and December 27, 2019, and a grant of 100,000 shares of restricted common stock which will vest on January 1, 2019.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2018. Dr. Avtar Dhillon, the Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2018, and Dr. Maida received $30,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2018.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2018:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Dr. Avtar Dhillon (1)	$110,000	$259,337	$-	$369,337

Dr. Anthony Maida (1)	$30,000	$37,697	$-	$67,697

(1)	As of March 31, 2018, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held stocks award of 1,025,585 shares of our common stock and option awards to purchase 140,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 10,000 shares of our common stock and option awards to purchase 142,559 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Vitality Biopharma, Inc., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 26, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Avtar Dhillon (2)	1,680,585	6.9%
Dr. Anthony Maida, III (3)	162,559	*
Robert Brooke (4)	1,372,835	5.6%
Current Directors and Executive Officers as a Group (3 persons)	3,215,979	13.2%

*Less than 1%

(1)	Based on 24,312,647 shares of our common stock issued and outstanding as of June 26, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes an option to purchase 50,000 shares of common stock, which vested and became exercisable in full on April 1, 2012, an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, a grant of 925,585 shares of restricted common stock, which will vest on January 1, 2019, an option to purchase 50,000 shares of common stock, 25,000 of which vested and became fully exercisable on June 27, 2018 and 25,000 of which will vest on December 27, 2018, and a grant of 100,000 shares of restricted common stock which will vest on January 1, 2019.

(3)	Includes 10,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 3,334 of which vested on January 1, 2013, and 3,333 on each of January 1, 2014 and January 1, 2015, an option to purchase 10,000 shares of common stock, 2,500 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 92,559 shares of common stock, 23,140 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017 and January 1, 2018, and 23,139 of which will vest on July 1, 2018, and an option to purchase 50,000 shares of common stock, 25,000 of which vested and became fully exercisable on June 27, 2018 and 25,000 of which will vest on December 27, 2018.

(4)	Includes an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, an option to purchase 415,000 shares of common stock, 103,750 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017, and January 1, 2018, and 103,750 of which will vest on July 1, 2018, and a grant of 510,585 shares of restricted common stock, which will vest on January 1, 2019, an option to purchase 50,000 shares of common stock, 12,500 of which vested and became fully exercisable on June 27, 2018, and 12,500 of which will vest on each of December 27, 2018, June 27, 2019 and December 27, 2019, and a grant of 100,000 shares of restricted common stock which will vest on January 1, 2019.

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

Director Independence

Our Board of Directors has determined that Dr. Avtar Dhillon and Dr. Anthony Maida would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Mr. Robert Brooke would not qualify as “independent” because he currently serves as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2015 and 2016. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2018	2017
Audit Fees	$74,983	$50,301
Audit-Related Fees	-	-
Tax Fees	20,966	11,839
All Other Fees	-	-
Total Fees	$95,949	$62,140

Audit Fees. The fees identified under this caption were for professional services rendered by Weinberg & Company, P.A. for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Weinberg & Company, P.A. for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption consist of assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption “Audit Fees”.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2018 or 2017.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the “de minimis” exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor’s independence. Since the establishment of our Audit Committee on August 24, 2012, the Audit Committee approved in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2012 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Director

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

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

Date: June 28, 2018	By:	/s/ Robert Brooke
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

SIGNATURE	TITLE	DATE

	Chief Executive Officer and Director	June 28, 2018
/s/ Robert Brooke	(Principal Executive Officer, Principal Financial Officer and
Robert Brooke	Principal Accounting Officer)

/s/ Avtar Dhillon	Director	June 28, 2018
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	June 28, 2018
Dr. Anthony Maida, III

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Offer Letter to Series B Warrant holders dated December 6, 2013 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2013.)
4.3	Offer Letter to Series C Warrant holders dated March 27, 2014 (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
4.4	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
4.5	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
4.6	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.1	Form of Convertible Debenture Subscription Agreement dated January 31, 2012 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.2	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.3#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.4#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.5	Form of Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2012.)
10.6	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.7	Form of 0% Convertible Debenture (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.8	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.9	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.10#	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.)
10.11#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.12	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)

10.13	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.14	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.15	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.16	Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
10.17	Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013.)
10.18	Form of Stock Release Agreement dated April 2, 2014 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 3, 2014.)
10.19#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.20	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.21	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.22	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.23	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.24	Securities Purchase Agreement, dated July 26, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.25	Registration Rights Agreement, dated July 26, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.26	Registration Rights Agreement, dated July 26, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.27	Lease Renewal Agreement, dated May 1, 2017, by and between the registrant and One World Ranches LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.)
10.28	Securities Purchase Agreement, dated December 12, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.29	Registration Rights Agreement, dated December 12, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Vitality Biopharma, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vitality Biopharma, Inc. (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the ” financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company’s auditor since 2012.

Los Angeles, California

June 28, 2018

VITALITY BIOPHARMA, INC.

BALANCE SHEETS

	March 31, 2018	March 31, 2017
Assets

Current Assets
Cash	$656,290	$1,152,766
Accounts receivable, net	13,843	19,198
Prepaid expense, related party	2,600	-
Prepaid expenses	3,058	3,058

Total Assets	$675,791	$1,175,022

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$200,475	$373,696
Accrued compensation – officers and directors	-	151,667
Accounts payable - related party	-	34,500
Derivative liability	153,042	240,791

Total liabilities	353,517	800,654

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 24,275,147 and 22,215,180 shares issued and outstanding, respectively	24,075	22,214
Additional paid-in-capital	22,343,135	18,088,093
Accumulated deficit	(22,044,936)	(17,735,939)
Total stockholders’ equity	322,274	374,368
Total liabilities and stockholders’ equity	$675,791	$1,175,022

The accompanying notes are an integral part of these financial statements

VITALITY BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017

Revenues	$102,419	$163,363
Cost of goods sold	77,943	108,255
Gross profit	24,476	55,108

Operating Expenses:
General and Administrative	2,492,505	2,605,097
Rent - related party	30,900	27,600
Research and development	1,897,817	893,960
Total Operating Expenses	4,421,222	3,526,657

Loss from operations	(4,396,746)	(3,471,549)

Other income (expenses)
Interest expense	-	(1,010)
Change in fair value of derivative liability	87,749	(1,746,821)
Total other income (expense)	87,749	(1,747,831)

Net loss	$(4,308,997)	$(5,219,380)

Net loss per share - Basic and diluted	$(0.19)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	23,121,003	13,591,137

The accompanying notes are an integral part of these financial statements

VITALITY BIOPHARMA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2018 and 2017

	Common Stock		Additional Paid-in-	Accumulated	Common stock,
	Shares	Amount	Capital	Deficit	issuable	Total
Balance, April 1, 2016	7,911,708	$7,912	$11,890,512	$(12,516,559)	$99,970	$(518,165)

Issuance of stock and warrants	4,150,000	4,150	1,760,850	-	(99,970)	1,665,030
Fair value of common stock issued for services	552,500	552	658,549	-	-	659,101
Shares issued upon warrant exercises	8,189,262	8,189	768,811	-	-	777,000
Common stock issued to employees with vesting terms	1,436,170	1,436	339,814	-	-	341,250
Fair value of vested stock options	-	-	762,374	-	-	762,374
Extinguishment of derivative liability	-	-	1,907,158	-	-	1,907,158

Cancellation of unvested restricted stock	(25,000)	(25)	25	-	-	-
Adjustment to common stock in conjunction with reverse split	540	-	-	-	-	-
Net Loss	-	-	-	(5,219,380)		(5,219,380)
Balance, March 31, 2017	22,215,180	22,214	18,088,093	(17,735,939)	-	374,368

Issuance of stock and warrants	1,599,999	1,600	2,388,400	-	-	2,390,000
Fair value of common stock issued for services	259,968	261	457,414	-	-	457,675
Common stock issued to employees with vesting terms	200,000	-	416,063	-	-	416,063
Fair value of vested stock options	-	-	993,165	-	-	993,165
Net Loss	-	-	-	(4,308,997)		(4,308,997)

Balance, March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	-	$322,274

The accompanying notes are an integral part of these financial statements.

VITALITY BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2018	2017
Operating activities
Net loss	$(4,308,997)	$(5,219,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	993,165	762,374
Amortization of common stock issued to employees with vesting terms	416,063	341,250
Fair value of common stock issued for services	457,675	659,101
Change in fair value of derivative liability	(87,749)	1,746,821
Changes in assets and liabilities:
Accounts receivable	5,355	11,199
Inventory	-	6,470
Prepaid expense - related party	(2,600)	27,600
Prepaid expense	-	(558)
Accounts payable and accrued liabilities	(173,221)	158,134
Accrued compensation – officers and directors	(151,667)	122,292
Accounts payable – related party	(34,500)	-
Net Cash Used in Operating Activities	(2,886,476)	(1,384,697)

Financing activities
Proceeds from exercise of warrants, net	-	777,000
Proceeds from sale of common stock and warrants, net	2,390,000	1,665,030
Net Cash Provided by Financing Activities	2,390,000	2,442,030

Net increase (decrease) in cash	(496,476)	1,057,333
Cash - Beginning of Period	1,152,766	95,433

Cash - End of Period	$656,290	$1,152,766
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Extinguishment of derivative liability	$-	1,907,158

The accompanying notes are an integral part of these financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO FINANCIAL STATEMENTS FOR THE

YEARS ENDED MARCH 31, 2018 AND 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended March 31, 2018, the Company incurred a net loss of $4,308,997 and used cash in operating activities of $2,886,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of March 31, 2018 we will have sufficient funds to operate the business for the next six months. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Revenues

Revenue represents amounts receivable for products and/or services that have been delivered in the normal course of business, title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At March 31, 2018 and 2017, the allowance for doubtful accounts and returns and discounts was $30,850 and $50,500, respectively.

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

The fair value of the derivative liabilities of $153,042 and $240,791 at March 31, 2018 and 2017, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2018, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted unless they are antidilutive. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31,
	2018	2017
Options	3,316,710	2,820,489
Warrants	1,164,422	372,421
Total	4,481,132	3,192,910

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has assessed the impact adoption of this standard will have on its financial statements and related disclosures. Based on the Company’s assessment, the adoption of this standard will not have a material impact on its revenue recognition policies. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018, using the modified retrospective approach.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 on April 1, 2019. The adoption of ASU 2017-11 is not expected to have an impact on the Company’s financial statements and related disclosures because the conversion feature of the Company’s warrants have features other than down round provisions that require the current accounting treatment and classification.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DERIVATIVE LIABILITY

Under authoritative guidance issued by the FASB, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. In May 2015, the Company issued certain warrants which included an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. In addition, the warrants included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. As such, pursuant to current accounting guidelines, the Company determined that the warrant exercise price and fundamental transaction clause created a derivative. In accordance with the FASB authoritative guidance, the conversion feature of the warrants was separated from the host contract and recognized as a derivative instrument and is re-measured at the end of each reporting period with the change in value reported in the statement of operations.

At March 31, 2016, the balance of the derivative liabilities was $401,128. During the year ended March 31, 2017, the Company recorded an increase in derivative liability of $1,746,821, and recorded an extinguishment of $1,907,158 related to warrants that were exercised. At March 31, 2017, the balance of the derivative liabilities was $240,791. During the year ended March 31, 2018, the Company recorded a decrease in derivative liability of $87,749. At March 31, 2018, the balance of the derivative liabilities was $153,042.

At March 31, 2018 and March 31, 2017, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2018	March 31, 2017
Conversion feature:
Risk-free interest rate	1.73-2.27%	0.19%
Expected volatility	121%	125%
Expected life (in years)	.25 to 2.15 years	1 to 3 years
Expected dividend yield	-	-

Fair Value:
Conversion feature	$153,042	$240,791

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

In May 2016, the Company entered into a securities purchase agreement providing for the issuance of 2,650,000 shares of the Company’s common stock and warrants to purchase 7,950,000 shares of the Company’s common stock, at a price of $0.10 per share for aggregate proceeds to the Company of $265,000. The warrants were all exercised on February 4, 2017 (see Note 5).

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. Shares of restricted stock granted are subject to forfeiture to the Company or other restrictions that will lapse in accordance with a vesting schedule determined by our Board. The fair value of these stock awards are based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years. In the event a recipient’s employment or service with the Company terminates, any or all of the shares of common stock held by such recipient that have not vested as of the date of termination under the terms of the restricted stock agreement are forfeited to the Company in accordance with such restricted grant agreement.

In December 2017, the Company issued an aggregate of 200,000 shares of its common stock to an officer and a director of the Company, with aggregate fair value of $362,000 at the grant date, which vest over a period of 14 months from the date of the grant.

In July 2016, the Company issued an aggregate of 1,436,170 shares of its common stock to one officer and one director. The aggregate fair value of these awards was approximately $718,000 at grant date, which vest over a period of 2.5 years from the date of grant.

During the years ended March 31, 2018 and 2017, total stock-based compensation related to the fair value of stock awards that vested was $416,063 and $341,250, respectively. At March 31, 2018, the amount of unvested compensation related to these awards is approximately $351,000, and will be amortized on a straight line basis over a remaining vesting period of 1 year.

The following table summarizes restricted common stock activity:

	Number of Shares	Balance
Non-vested shares, April 1, 2016	169,166	$42,950
Granted	1,436,170	718,000
Vested	(2,500)	(950)
Forfeited	(166,666)	(42,000)
Non-vested shares, April 1, 2017	1,436,170	$718,000
Granted	200,000	362,000
Vested	(718,085)	(309,183)
Forfeited	—	—
Non-vested shares, March 31, 2018	918,085	$770,817

Common stock issued for services

During the year ended March 31, 2018, the Company issued a total of 259,968 shares of common stock to three consultants as payment for services and recorded expense of $457,675 based on the fair value of the Company’s common stock at the issuance dates.

During the year ended March 31, 2017, the Company issued a total of 552,500 shares of common stock to three consultants as payment for services and recorded expenses of $659,101 based on the fair value of the Company’s common stock at the issuance dates.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2017 and 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance at April 1, 2016	907,500	$3.30
Granted	2,263,821
Exercised	-
Expired	(285,000)
Cancelled	(65,832)
Balance outstanding at March 31, 2017	2,820,489	$1.27
Granted	570,000	1.76
Exercised	—
Expired	(48,779)	0.55
Cancelled	(25,000)	0.96
Balance outstanding at March 31, 2018	3,316,710	$1.40
Balance exercisable at March 31,2018	2,139,398	$1.19

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price
Options Outstanding, March 31, 2018	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	477,500	$1.50-1.81	$1.50
	747,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,316,710
Options Exercisable, March 31, 2018	1,259,980	$0.50	$0.50
	101,500	$0.96	$0.96
	130,000	$1.00	$10.00
	32,500	$1.50-1.81	$1.50
	446,250	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,139,398

Stock options issued during the year ended March 31, 2018

During the year ended March 31, 2018, the Company granted an aggregate of 470,000 options to purchase shares of the Company’s common stock with exercise prices ranging from $1.59 to $1.81 per share to five employees and two directors, that expire ten years from the date of grant. The options issued to the two directors have a vesting period of one year and the options issued to employees all have vesting periods of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 123.13% and 124.88%, (ii) discount rate between 1.81% and 2.28%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of these option grants at their grant dates was approximately $727,500.

During the year ended March 31, 2018, the Company also granted one consultant options to purchase 100,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, that expire in ten years from date of grant, and have vesting period of 24 months. The fair value of these options granted to the consultant was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 121.20% (ii) discount rate of 2.62% , (iii) zero expected dividend yield, and (iv) expected life of 6 years. The total fair value of the option grants to the consultant at their grant date was approximately $143,000. The Company re-measures any non-vested options to non-employees to fair value at the end of each reporting period. At March 31, 2018, the fair value of the options was approximately $143,000.

Stock options issued during the year ended March 31, 2017

During the year ended March 31, 2017, the Company granted to employees options to purchase an aggregate of 1,625,703 shares of the Company’s common stock with exercise prices ranging from $0.50 to $2.79 per share, that expire ten years from the date of grant, and all have vesting period of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34% and 131.33%, (ii) discount rate between 1.60% and 2.45%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,045,000.

During the year ended March 31, 2017, the Company also granted to seven consultants options to purchase 638,118 shares of the Company’s common stock with exercise prices ranging from $0.50 and $2.34 per share, that expire in ten years from date of grant, and have vesting period of 24 months. The fair value of these options granted to the consultants was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 126.34% and 129.31% (ii) discount rate between 1.36% and 2.4%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. The total fair value of the option grants to the consultants at their grant dates was approximately $830,000. The Company re-measures any non-vested options to non-employees to fair value at the end of each reporting period. At March 31, 2017, the fair value of the 638,118 options was $183,450.

During the years ended March 31, 2018 and 2017, total stock-based compensation expense related to vested stock options was $993,165 and $762,374, respectively. At March 31, 2018, the remaining unamortized cost of the outstanding stock-based awards was approximately $1,134,000 and will be amortized on a straight line basis over a weighted average remaining vesting period of 2 years. At March 31, 2018, the 3,316,710 outstanding stock options had an intrinsic value of approximately $2,114,000.

5. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2017 and 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at April 1, 2016	2,002,719	$3.50
Granted	7,950,000	0.17
Exercised	(9,036,965)	0.58
Expired/Cancelled	(543,333)	3.46
Balance outstanding at March 31, 2017	372,421	$2.79
Granted	800,001	2.00
Exercised	—	—
Expired	(8,000)	$3.40
Balance outstanding and exercisable at March 31, 2018	1,164,422	$2.19

Stock warrants issued during the year ended March 31, 2018

In conjunction with the December 2017 Offering (see Note 3), the Company granted to investors warrants to purchase up to 466,667 shares of the Company’s common stock. The warrants are exercisable immediately, have an exercise price of $2.00 per share, and expire on the three year anniversary of the date of issuance.

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

Stock warrant transactions during the year Ended March 31, 2017

During the year ended March 31, 2017, the Company received $777,000 of proceeds from holders that exercised warrants to acquire 4,570,590 shares of common stock. In addition, warrant holders exercised 4,466,375 warrants on a cashless basis into 3,618,672 shares of common stock. Of the aggregate of 9,036,965 warrants exercised, 7,950,000 warrants were issued in conjunction with the May 2016 Offering (see Note 3).

The outstanding and exercisable warrants had no intrinsic value as of March 31, 2018 and March 31, 2017.

6. INCOME TAXES

The Company has no tax provision for any period presented due to its history of operating losses. Significant components of deferred income tax assets and liabilities at March 31, 2018 and 2017 are presented below. Management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.

At March 31, 2018, we had federal net operating loss carryforwards, or NOLs, of approximately $12,500,000 that are available to offset future federal taxable income and will expire in the years through 2038. At March 31, 2018, we had state NOLs of approximately $12,100,000 that will expire if unused through 2038.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	March 31,
	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$3,600,000	$4,300,000
Share-based compensation	2,700,000	3,245,000
Research credits	42,000	63,000
Other, net	27,000	40,000
Less: Valuation allowance	(6,369,000)	(7,648,000)
Net deferred income tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	March 31,
	2018	2017
Federal Statutory tax rate	(31)%	(34)%
State tax, net of federal benefit	(8)%	(8)%
	(39)%	(42)%
Valuation allowance	39%	42%
Effective tax rate	-%	-%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2018, no liability for unrecognized tax benefits was required to be recorded. The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended March 31, 2018 and 2017, the Company did not recognize any interest and penalties.

7. RELATED PARTY TRANSACTIONS AND LEASE OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement (the “Carlson Lease”) with One World Ranches LLC, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Board of Directors of the Company, and his wife. The Carlson Lease began on May 1, 2012 and was extended from May 1, 2017 to May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. The Company recognizes the rent on a straight line basis. The Company has paid $1,500 as a refundable security deposit under the Carlson Lease.

Aggregate payments under the Carlson Lease for the years ended March 31, 2018 and 2017 were $33,500 and $27,600, respectively.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2018, $10,500 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

8. DISTRIBUTION AND LICENSE AGREEMENTS (TERMINATED AUGUST 2016)

In August 2014, we entered into distribution, license and employment agreements with a company and two individuals related to stevia products for the Company. The individuals were entitled to receive an aggregate of 240,000 restricted shares of our common stock and warrants to purchase up to an aggregate of 440,000 shares of our common stock. The distribution, license and employment agreements were terminated in August 2016, and 25,000 shares of the restricted common stock and warrants to purchase 293,332 shares of the Company’s common stock that were unvested as of the termination date were cancelled. There was no stock-based compensation recognized on these restricted shares of common stock and warrants for the year ended March 31, 2017.

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

12. SUBSEQUENT EVENTS

In February 2018, the Company issued a total of 37,500 shares of common stock to one consultant as payment for services and recorded expenses of $49,125 based on the fair value of the Company’s common stock at the issuance date.

