Form 10-Q
period 2018-06-30
Vitality Biopharma, Inc.
filed 2018-08-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [  ] No [X]

As of August 13, 2018, there were 24,350,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$173,037	$656,290
Accounts receivable, net	6,611	13,843
Prepaid expense, related party	-	2,600
Prepaid expenses	3,058	3,058

Total Assets	$182,706	$675,791

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable and accrued liabilities	$347,790	$200,475
Derivative liability	170,435	153,042

Total liabilities	518,225	353,517

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 24,312,647 and 24,275,147 shares issued and outstanding, respectively	24,112	24,075
Additional paid-in-capital	22,820,524	22,343,135
Accumulated deficit	(23,180,155)	(22,044,936)
Total stockholders’ equity (deficiency)	(335,519)	322,274
Total liabilities and stockholders’ equity (deficiency)	$182,706	$675,791

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Revenue	$26,328	$27,043
Cost of goods sold	25,748	20,486
Gross profit	580	6,557

Operating expenses:
General and administrative	523,184	673,789
Research and development	587,422	407,009
Rent - related party	7,800	7,500
Total operating expenses	1,118,406	1,088,298

Loss from operations	(1,117,826)	(1,081,741)

Other income (expenses)
Change in fair value of derivative liability	(17,393)	(24,612)
Total other expenses, net	(17,393)	(24,612)
Net loss	$(1,135,219)	$(1,106,353)

Net loss per common share
Basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding
Basic and diluted	24,290,806	22,255,290

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

			Additional
	Common Stock		Paid-in-	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance- March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274
Fair value of vested restricted common stock			106,881	—	106,881
Fair value of vested stock options	—	—	321,420	—	321,420
Fair value of common stock issued for services	37,500	37	49,088	—	49,125
Net loss	—	—	—	(1,135,219)	(1,135,219)

Balance- June 30, 2018 (unaudited)	24,312,647	$24,112	$22,820,524	$(23,180,155)	$(335,519)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Operating activities
Net loss	$(1,135,219)	$(1,106,353)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	321,420	342,540
Fair value of vested restricted common stock	106,881	102,584
Fair value of common stock issued for services	49,125	100,000
Change in fair value of derivative liability	17,393	24,612
Fair value of vested warrants granted to employees	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,232	(6,134)
Prepaid expense, related party	2,600	—
Accounts payable and accrued liabilities	147,315	(66,913)
Accounts payable - related party	-	(12,500)
Net cash used in operating activities	(483,253)	(622,164)

Net decrease in cash	(483,253)	(622,164)

Cash and cash equivalents - beginning of period	656,290	1,152,766
Cash and cash equivalent - end of period	$173,037	$530,602

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2018 AND 2017

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended June 30, 2018, the Company incurred a net loss of $1,135,219 and used cash in operating activities of $483,253. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that as of June 30, 2018 we have sufficient funds to operate the business for the next six months. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2018 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018. These financial statements should be read in conjunction with that report.

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

The fair value of the derivative liabilities of $170,435 and $153,042 at June 30, 2018 and March 31, 2018, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2018, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Three months ended
	June 30, 2018	June 30, 2017
Options	3,316,710	2,820,489
Warrants	1,135,003	372,421
Total	4,451,713	3,192,910

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company will adopt ASU 2016-02 on April 1, 2019, and does not believe the adoption of ASU 2016-02 will have a material impact on its financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

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

At March 31, 2018, the balance of the derivative liabilities was $153,042. During the three months ended June 30, 2018, the Company recorded an increase in derivative liability of $17,393. At June 30, 2018, the balance of the derivative liabilities was $170,435.

At June 30, 2018 and March 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2018	March 31, 2018
Conversion feature:
Risk-free interest rate	2.52%	1.73-2.27%
Expected volatility	119%	121%
Expected life (in years)	2 years	.25 to 2.15 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$170,435	$153,042

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

During the three months ended June 30, 2018, we recorded expense related to the fair value of stock awards that vested of $106,881. At June 30, 2018, the amount of unvested compensation related to these awards is approximately $240,000, and will be recorded as expense over 1 year.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2018	918,085
Granted	—
Vested	—
Forfeited	—
Non-vested shares, June 30, 2018	918,085

Common stock issued for services

During the three months ended June 30, 2018, the Company issued a total of 37,500 shares of common stock to one consultant as payment for services and recorded expenses of $49,125 based on the fair value of the Company’s common stock at the issuance date.

4. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended June 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2018	3,316,710	$1.40
Granted	50,000	1.62
Exercised	—
Expired	(60,000)	2.00
Cancelled	—
Balance outstanding at June 30, 2018	3,306,710	$1.40
Balance exercisable at June 30, 2018	2,255,648	$1.22

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2018	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	527,500	$1.50-1.81	$1.50
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,306,710
Options Exercisable, June 30, 2018	1,259,980	$0.50	$0.50
	101,500	$0.96	$0.96
	130,000	$1.00	$10.00
	147,500	$1.50-1.81	$1.50-1.81
	447,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,255,648

During the three months ended June 30, 2018, we expensed total stock-based compensation related to stock options of $321,420, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2018 was approximately $934,000. The remaining unamortized cost will be amortized on a straight line basis over a weighted average remaining vesting period of one year. At June 30, 2018, the 3,306,710 outstanding stock options had an intrinsic value of approximately $2,400,000.

5. WARRANTS

At June 30, 2018, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2018	1,164,422	$2.19
Granted	—	—
Exercised	—	—
Expired	(29,419)	$4.25
Balance outstanding and exercisable at June 30, 2018	1,135,003	$2.19

At June 30, 2018, the 1,135,003 outstanding warrants had no intrinsic value.

6. RELATED PARTY OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017. In May 2017, the Company extended the lease through May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the lease for the three months ended June 30, 2018 and 2017 were $7,800]and $7,500, respectively.

7. SUBSEQUENT EVENTS

In August 2018, the Company issued a total of 37,500 shares of common stock to one consultant as payment for services and recorded expenses of $64,125 based on the fair value of the Company’s common stock at the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed on June 28, 2018, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 28, 2018.

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

Results of Operations

Three Months Ended June 30, 2018 and June 30, 2017

Our net loss during the three months ended June 30, 2018 was $1,135,219 compared to a net loss of $1,106,353 for the three months ended June 30, 2017. During the three months ended June 30, 2018, we generated $26,328 in revenue and $580 in gross profit, compared to $27,043 in revenue and $6,557 in gross profit for the 2017 period. Our revenue in each of the periods presented was earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately the rate during the 2018 period.

During the three months ended June 30, 2018, we incurred general and administrative expenses in the aggregate amount of $523,184 compared to $673,789 incurred during the three months ended June 30, 2017 (a decrease of $150,605). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to professional fees which decreased to $43,135 in the period ending June 30, 2018, as compared to $129,254 in the period ending June 30, 2017.

In addition, during the three months ended June 30, 2018, we incurred research and development costs of $587,422, compared to $407,009 during the three months ended June 30, 2017 (an increase of $180,413). This increase resulted from increased laboratory and consulting expenses during the 2018 period.

During the three months ended June 30, 2018, we incurred related party rent and other costs totaling $7,800 compared to $7,500 incurred during the three months ended June 30, 2017.

This resulted in a loss from operations of $1,117,826 during the three months ended June 30, 2018 compared to a loss from operations of $1,081,741 during the three months ended June 30, 2017.

During the three months ended June 30, 2018, we recorded total net other expense in the amount of $17,393, compared to total net other expense recorded during the three months ended June 30, 2017 in the amount of $24,612. During the three months ended June 30, 2018, we recorded an expense related to the change in fair value of derivatives of $17,393, compared to an expense of $24,612 during the 2017 quarter. This resulted in a net loss of $1,135,219 during the three months ended June 30, 2018 compared to a net loss of $1,106,353 during the three months ended June 30, 2017.

The net loss during the three months ended June 30, 2018 compared to the net loss for the three months ended June 30, 2017 is attributable primarily to the higher research and development costs in the 2018 period.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $182,706, which was comprised mainly of cash of $173,037. Our total current liabilities as of June 30, 2018 were $518,225 and consisted of accounts payable and accrued liabilities of $347,790 and derivative liability of $170,435. The derivative liability is a non-cash item related to certain of our outstanding warrants as of June 30, 2018. As a result, on June 30, 2018, we had working capital deficit of $335,519.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in stockholders’ deficit of $335,519 as of June 30, 2018, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

We estimate that we will have sufficient funds to operate the business for the six months after June 30, 2018. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2018, net cash used in operating activities was $483,253 compared to net cash used in operating activities of $622,164 for the three months ended June 30, 2017. This decrease was primarily attributable to an increase in accounts payable. Net cash used in operating activities during the three months ended June 30, 2018 consisted primarily of a net loss of $1,135,219, offset by $474,426 related to stock-based compensation and change in fair value of derivative liability of $17,393. Net cash used in operating activities during the three months ended June 30, 2017 consisted primarily of a net loss of $1,106,353, offset by $545,124 related to stock-based compensation and change in fair value of derivative liability of $24,612.

Net Cash Used in Investing Activities

During the three months ended June 30, 2018 and June 30, 2017, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2018 and June 30, 2017, no net cash was used in or provided by financing activities.

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

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2018 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of June 30, 2018, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2018 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2018:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended June 30, 2018, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

In June 2018, we determined that Dr. Dhillon was an independent director within the meaning of applicable Nasdaq Listing Rules, resulting in a majority of our board of directors being independent directors.

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2018. As a result, other than the change described here and the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 28, 2018.

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
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: August 14, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.

