Form 10-Q
period 2018-09-30
Vitality Biopharma, Inc.
filed 2018-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 12, 2018, there were 36,350,148 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

CONDENSED UNAUDITED BALANCE SHEETS	4

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$336,680	$656,290
Accounts receivable, net	20,065	13,843
Prepaid expense, related party	-	2,600
Prepaid expenses	8,058	3,058

Total Assets	$364,803	$675,791

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities
Accounts payable and accrued liabilities	$314,673	$200,475
Accounts payable – related party	7,800	-
Advance from unrelated party	250,000	-
Derivative liability	215,391	153,042

Total liabilities	787,864	353,517

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 24,683,481 and 24,275,147 shares issued and outstanding, respectively	24,483	24,075
Additional paid-in-capital	23,953,408	22,343,135
Accumulated deficit	(24,400,952)	(22,044,936)
Total stockholders’ equity (deficiency)	(423,061)	322,274
Total liabilities and stockholders’ equity (deficiency)	$364,803	$675,791

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Revenue	$36,505	$30,976	$62,833	$58,019
Cost of goods sold	14,709	17,480	40,457	37,966
Gross profit	21,796	13,496	22,376	20,053

Operating expenses:
General and administrative	684,273	601,882	1,207,457	1,275,671
Rent – related party	7,800	7,800	15,600	15,300
Research and development	505,564	420,587	1,092,986	827,596
Total operating expenses	1,197,637	1,030,269	2,316,043	2,118,567

Loss from operations	(1,175,841)	(1,016,773)	(2,293,667)	(2,098,514)

Other income (expense)
Change in fair value of derivative liability	(44,956)	118,253	(62,349)	93,641
Total other expenses, net	(44,956)	118,253	(62,349)	93,641

Net loss	$(1,220,797)	$(898,520)	$(2,356,016)	$(2,004,873)

Net loss per common share
Basic and Diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Weighted average number of common shares outstanding
Basic and Diluted	24,328,136	22,760,660	24,301,786	22,509,356

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

SIX MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in-	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance- March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274
Issuance of common stock and warrants	333,334	333	499,667	-	500,000
Fair value of vested restricted common stock			213,761	—	213,761
Fair value of vested stock options	—	—	783,670	—	783,670
Fair value of common stock issued for services	75,000	75	113,175	—	113,250
Net loss	—	—	—	(2,356,016)	(2,356,016)

Balance- September 30, 2018 (unaudited)	24,683,481	$24,483	$23,953,408	$(24,400,952)	$(423,061)

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017

Operating activities
Net loss	$(2,356,016)	$(2,004,873)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	783,670	423,930
Fair value of vested restricted common stock	213,761	205,167
Fair value of common stock issued for services	113,250	263,676
Change in fair value of derivative liability	62,349	(93,641)
Changes in operating assets and liabilities:
Accounts receivable	(6,222)	(1,038)
Prepaid expense – related party	2,600	-
Prepaid expense	(5,000)	—
Accounts payable and accrued liabilities	114,198	(93,601)
Accounts payable - related party	7,800	(31,900)
Net cash used in operating activities	(1,069,610)	(1,332,280)

Financing activities
Advance from unrelated party	250,000	—
Proceeds from sale of common stock and warrants	500,000	995,001
Net cash provided by financing activities	750,000	995,001

Net decrease in cash	(319,610)	(337,279)

Cash and cash equivalents - beginning of period	656,290	1,152,766
Cash and cash equivalent - end of period	$336,680	$815,487

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended September 30, 2018, the Company incurred a net loss of $2,356,016 and used cash in operating activities of $1,069,610. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate that as of the date of this report we have sufficient funds to operate the business into 2020. We may require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

On October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $8,350,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $3.00 per share. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2018 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

Effective April 1, 2018 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements

Financial Assets and Liabilities Measured at Fair Value

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

The fair value of the derivative liabilities of $215,391 and $153,042 at September 30, 2018 and March 31, 2018, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2018, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

	Three months ended
	September 30, 2018	September 30, 2017
Options	3,456,710	2,871,710
Warrants	1,301,670	705,755
Total	4,758,380	3,577,465

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of ASU 2016-02 and ASU 2018-11 on the Company’s financial statements and disclosures.

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

At March 31, 2018, the balance of the derivative liabilities was $153,042. During the six months ended September 30, 2018, the Company recorded an increase in derivative liability of $62,349. At September 30, 2018, the balance of the derivative liabilities was $215,391.

At September 30, 2018 and March 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2018	March 31, 2018
Conversion feature:
Risk-free interest rate	2.73%	1.73-2.27%
Expected volatility	118%	121%
Expected life (in years)	2 years	.25 to 2.15 years
Expected dividend yield	—	—

Fair Value:
Conversion feature	$215,391	$153,042

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

3. ADVANCE FROM UNRELATED PARTY

In July 2018, we received an advance from an unrelated party for $250,000 related to a potential investment in the Company. Negotiations for the potential investment are currently ongoing. The advance is unsecured, non-interest bearing, and due on demand.

4. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Issuance of Common Stock and Warrants

On August 29, 2018, the Company sold 333,334 shares of its common stock and warrants to purchase 166,667 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $500,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $2.00 per share.

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards is based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years.

During the six months ended September 30, 2018, we recorded expense related to the fair value of stock awards that vested of $213,761. At September 30, 2018, the amount of unvested compensation related to these awards is approximately $140,000, and will be recorded as expense over 1 year.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2018	918,085
Granted	—
Vested	—
Forfeited	—
Non-vested shares, September 30, 2018	918,085

Common stock issued for services

During the six months ended September 30, 2018, the Company issued a total of 75,000 shares of common stock to one consultant as payment for services and recorded expenses of $113,250 based on the fair value of the Company’s common stock at the issuance date.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended September 30, 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2018	3,316,710	$1.40
Granted	200,000	1.87
Exercised	—
Expired	(60,000)	2.00
Cancelled	—
Balance outstanding at September 30, 2018	3,456,710	$1.46
Balance exercisable at September 30, 2018	2,775,960	$1.15

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2018	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	677,500	$ 1.50-1.81	$1.50
	687,500	$ 2.00 – 2.79	$ 2.00 – 2.79
	123,334	$ 3.10 – 3.80	$ 3.10 – 3.80
	45,834	$ 4.00 – 4.70	$ 4.00 – 4.70
	3,456,710
Options Exercisable, September 30, 2018	1,664,542	$0.50	$0.50
	127,250	$0.96	$0.96
	130,000	$1.00	$10.00
	172,500	$1.50-1.81	$1.50-1.81
	512,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,775,960

During the six months ended September 30, 2018, we expensed total stock-based compensation related to stock options of $783,670, and the remaining unamortized cost of the outstanding stock-based awards at September 30, 2018 was approximately $869,000. The remaining unamortized cost will be amortized on a straight line basis over a weighted average remaining vesting period of one year. At September 30, 2018, the 3,456,710 outstanding stock options had an intrinsic value of approximately $3,260,000.

6. WARRANTS

At September 30, 2018, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2018	1,164,422	$2.19
Granted	166,667	2.00
Exercised	—	—
Expired	(29,419)	$4.25
Balance outstanding and exercisable at September 30, 2018	1,301,670	$2.15

At September 30, 2018, the 1,301,670 outstanding warrants had an intrinsic value or approximately $63,000.

7. RELATED PARTY OBLIGATIONS

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017. In May 2017, the Company extended the lease through May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the lease for the six months ended September 30, 2018 and 2017 were $7,800 and $15,300, respectively.

8. SUBSEQUENT EVENTS

On October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $8,350,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $3.00 per share.

On October 19, 2018, the Company also entered into a share exchange agreement with the shareholders of Summit Healthtech, Inc. (“Summit”), a company formed by a team of physicians and psychologists to develop innovative healthcare treatments and specialty healthcare centers focused on the use of cannabinoid therapies as an alternative to opioid painkillers. The Company agreed to issue 6,000,000 shares of the Company’s common stock, in exchange for all of the outstanding common stock of Summit. Following the closing of the exchange on October 22, 2018, the Company owned 100% of the capital stock of Summit and it was renamed Vitality Healthtech, Inc. Vitality Healthtech, Inc. will be operated as a wholly-owned subsidiary of the Company.

On November 6, 2018, the U.S. Securities and Exchange Commission (the “SEC”) announced the temporary suspension of trading in the Company’s common stock. The suspension terminates on November 20, 2018. The Company is cooperating with the SEC.

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

Company Overview

Vitality Biopharma, Inc. is unlocking the power of cannabinoids for the treatment of serious neurological and inflammatory disorders

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

Products	Treatment Indications	Status

VBX-100	Inflammatory Bowel Disease (inducing remission), Irritable Bowel Syndrome C.difficile-associated Diarrhea and Colitis, Narcotic Bowel Syndrome	Phase 1 Trial to be completed in 1st Half of 2019, and Phase 2 Trials to be initiated in 2nd Half of 2019

VBX-210	Irritable Bowel Syndrome, Chronic Pain, Inflammatory Bowel Disease (maintaining remission), Colorectal Cancer	Preclinical

Additional Cannabinoid Formulations	Refractory Pain, Autism Spectrum Disorder	Discovery

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

Short Term Development Targets

We plan to complete all necessary preclinical studies for VBX-100 and to complete a Phase 1 clinical trial in the first half of 2019. This first-in-man clinical study will focus primarily on evaluating the clinical pharmacokinetics, safety, and tolerability of VBX-100 in healthy volunteers. Additional endpoints may be analyzed to examine the effects of VBX-100 on GI motility, intestinal permeability, and on the human microbiome. The Phase 1 first-in-human trial is intended to provide safety data sufficient for us to initiate multiple Phase 2 proof-of-concept clinical studies in the second half of 2019, including for treatment of IBD and IBS. We plan to conduct additional preclinical studies on VBX-100 and our other pharmaceutical candidates, as well as sponsor observational clinical studies of cannabinoids for new treatment indications including prevention of colorectal cancer, treatment of refractory pain (opioid substitution therapy), and treatment of autism spectrum disorder.

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

Additional Operations

In October 2018, we acquired and initiated a specialty health care business named Vitality Healthtech, Inc., which was founded and is led by a team of physicians and psychologists dedicated to use of cannabinoid therapies as an alternative to opiate painkillers. Vitality Healthtech, Inc. is a wholly-owned subsidiary of the Company and the business is focused on the use of cannabinoids for opiate reduction. The Company is developing proprietary treatment regimens and operating health care facilities that enable provision of related health care services for opioid-dependent patients, targeting the more than 10 million Americans currently using opioids for treatment of chronic non-cancer pain. The Company intends to structure the products and services offered by Vitality Healthtech, Inc. such that they will be federally-compliant, enabling access to patients located in all U.S. states. Expansion plans are being developed and the Company expects Vitality Healthtech, Inc. to operate on a cashflow positive basis or better by 2020. The audited financial statements of Vitality Healthtech, Inc. will be filed publicly within 71 days after the date of the report of the acquisition on a Form 8-K, which was filed on October 26, 2018.

Results of Operations

Three Months Ended September 30, 2018 and September 30, 2017

Our net loss during the three months ended September 30, 2018 was $1,220,797 compared to a net loss of $898,520 for the three months ended September 30, 2017. During the three months ended September 30, 2018, we generated $36,505 in revenue and $21,796 in gross profit, compared to $30,976 in revenue and $13,496 in gross profit for the 2017 period. Our revenue in each of the periods presented was earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately the rate during the 2018 period.

During the three months ended September 30, 2018, we incurred general and administrative expenses in the aggregate amount of $684,273 compared to $601,882 incurred during the three months ended September 30, 2017 (an increase of $82,391). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs is related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the increase in general and administrative costs in the period relates to stock-based compensation which increased to $250,790 in the period ending September 30, 2018, as compared to $140,075 in the period ending September 30, 2017.

In addition, during the three months ended September 30, 2018, we incurred research and development costs of $505,564, compared to $420,587 during the three months ended September 30, 2017 (an increase of $84,977. This increase resulted from increased laboratory and consulting expenses during the 2018 period.

During the three months ended September 30, 2018, we incurred related party rent and other costs totaling $7,800 compared to $7,800 incurred during the three months ended September 30, 2017.

This resulted in a loss from operations of $1,175,841 during the three months ended September 30, 2018 compared to a loss from operations of $1,016,773 during the three months ended September 30, 2017.

During the three months ended September 30, 2018, we recorded total net other expense in the amount of $44,956, compared to total net other income recorded during the three months ended September 30, 2017 in the amount of $118,253. During the three months ended September 30, 2018, we recorded an expense related to the change in fair value of derivatives of $44,956, compared to a gain of $118,253 during the 2017 quarter. This resulted in a net loss of $1,220,797 during the three months ended September 30, 2018 compared to a net loss of $898,520 during the three months ended September 30, 2017.

The net loss during the three months ended September 30, 2018 compared to the net loss for the three months ended September 30, 2017 is attributable primarily to the higher stock-based compensation and research and development costs in the 2018 period.

Six Months Ended September 30, 2018 and September 30, 2017

Our loss during the six months ended September 30, 2018 was $2,356,016 compared to a net loss of $2,004,873 for the six months ended September 30, 2017. During the six months ended September 30, 2018, we generated $62,833 in revenue and $22,376 in gross profit, compared to $58,019 in revenue and $20,053 in gross profit for the 2017 period. Our revenue in each of the periods presented was earned from the sale of research diagnostic testing kits and chemicals. We expect such sales to continue at approximately the rate during the 2018 period.

During the six months ended September 30, 2018, we incurred general and administrative expenses in the aggregate amount of $1,207,457 compared to $1,275,671 incurred during the six months ended September 30, 2017 (a decrease of $68,214). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The majority of the decrease in general and administrative costs in the period relates to professional fees which decreased to $129,760 in the period ending September 30, 2018, as compared to $315,929 in the period ending September 30, 2017 offset by stock-based compensation costs which increased to $416,656 in the period ending September 30, 2018, as compared to $323,468 in the period ending September 30, 2017.

In addition, during the six months ended September 30, 2018, we incurred research and development costs of $1,092,986, compared to $827,596 during the six months ended September 30, 2017 (an increase of $265,390). This increase resulted from increased laboratory and consulting expenses during the 2018 period.

During the six months ended September 30, 2018, we incurred related party rent and other costs totaling $15,600 compared to $15,300 incurred during the six months ended September 30, 2017.

This resulted in a loss from operations of $2,293,667 during the six months ended September 30, 2018 compared to a loss from operations of $2,098,514 during the six months ended September 30, 2017.

During the six months ended September 30, 2018, we recorded total net other expense in the amount of $62,349, compared to total net other income recorded during the six months ended September 30, 2017 in the amount of $93,641. During the six months ended September 30, 2018, we recorded an expense related to the change in fair value of derivatives of $62,349, compared to a gain of $93,641 during the 2017 quarter. This resulted in a net loss of $2,356,016 during the six months ended September 30, 2018 compared to a net loss of $2,004,873 during the six months ended September 30, 2017.

The net loss during the six months ended September 30, 2018 compared to the net loss for the six months ended September 30, 2017 is attributable primarily to the higher research and development costs offset by lower stock-based compensation costs in the 2018 period.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $364,803, which was comprised mainly of cash of $336,680. Our total current liabilities as of September 30, 2018 were $787,864 and consisted of accounts payable and accrued liabilities of $314,673, accounts payable-related party of $7,800, subscriptions received of $250,000 and derivative liability of $215,391. The derivative liability is a non-cash item related to certain of our outstanding warrants as of September 30, 2018. As a result, on September 30, 2018, we had working capital deficit of $423,061.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations. We have incurred losses since inception resulting in stockholders’ deficit of $423,061 as of September 30, 2018, and further losses are anticipated in the development of our business. These factors raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Our financial statements included in this report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements included in this report do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

We estimate that we will have sufficient funds to operate the business for the six months after September 30, 2018. These estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.

On October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $8,350,000 after deducting fees and expenses of the offering. Additionally, on August 29, 2018, the Company issued and sold 333,334 shares of its common stock and warrants to purchase up to 166,667 shares of the Company’s common stock, at a price of $1.50 per unit, with an exercise price of $2.00 per share. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

We do not have any firm commitments for future capital. Additional financing may be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. While at the present the Company is fully funded at least into 2020 to initiate and complete Phase 2 clinical trials of VBX-100, we do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and may need to obtain additional funding from external sources. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2018, net cash used in operating activities was $1,069,610 compared to net cash used in operating activities of $1,332,280 for the six months ended September 30, 2017. This increase was primarily attributable to an increase in the fair value of vested stock options. Net cash used in operating activities during the six months ended September 30, 2018 consisted primarily of a net loss of $2,356,016, offset by $997,431 related to stock-based compensation and change in fair value of derivative liability of $62,349. Net cash used in operating activities during the six months ended September 30, 2017 consisted primarily of a net loss of $2,004,873, offset by $629,097 related to stock-based compensation.

Net Cash Used in Investing Activities

During the six months ended September 30, 2018 and September 30, 2017, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2018, net cash provided by financing activities was $750,000, consisting of $500,000 in proceeds from the sale of common stock and warrants and $250,000 from subscriptions received. During the six months ended September 30, 2017, cash provided by financing activities was $995,001 in proceeds from the sale of common stock and warrants.

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

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of September 30, 2018, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2018 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2018:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended September 30, 2018, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended September 30, 2018. As a result, other than the change described here and the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.1	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 14, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.1	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith.

