Form 10-Q
period 2018-12-31
Vitality Biopharma, Inc.
filed 2019-02-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 13, 2019, there were 53,230,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	8

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	9

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$7,462,171	$656,290
Accounts receivable, net	45,926	13,843
Prepaid expense, related party	-	2,600
Prepaid expenses and other current assets	21,286	3,058
Total current assets	7,529,383	675,791
Furniture and equipment, net	12,269	-
Other assets	22,662	-
Goodwill	9,050,000	-

Total Assets	$16,614,314	$675,791

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$387,697	$200,475
Accounts payable – related party	5,200	-
Accrued expenses and other current liabilities	50,544	-
Advance payable	250,000	-
Derivative liability	52,483	153,042

Total liabilities	745,924	353,517

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 36,480,147 and 24,275,147 shares issued and outstanding, respectively	36,280	24,075
Additional paid-in-capital	41,441,633	22,343,135
Accumulated deficit	(25,609,523)	(22,044,936)
Total stockholders’ equity	15,868,390	322,274
Total liabilities and stockholders’ equity	$16,614,314	$675,791

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Revenue	$94,823	$19,305	$157,656	$77,324

Costs and Operating expenses:
Salaries and costs of outpatient services and other costs	313,285	16,976	353,742	54,942
General and administrative	1,027,127	619,312	2,234,584	1,894,984
Rent – related party	7,800	7,800	23,400	23,100
Research and development	112,210	562,504	1,205,196	1,390,100
Total costs and operating expenses	1,460,422	1,206,592	3,816,922	3,363,126

Loss from operations	(1,365,599)	(1,187,287)	(3,659,266)	(3,285,802)

Other income (expense)
Interest expense	(5,880)	-	(5,880)	-
Change in fair value of derivative liability	162,908	(54,686)	100,559	38,955
Total other income (expenses), net	157,028	(54,686)	94,679	38,955

Net loss	$(1,208,571)	$(1,241,973)	$(3,564,587)	$(3,246,847)

Net loss per common share
Basic and Diluted	$(0.04)	$(0.05)	$(0.13)	$(0.14)
Weighted average number of common shares outstanding
Basic and Diluted	32,741,120	23,034,347	26,559,259	22,752,010

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three months ended December 31, 2018 (Unaudited)
	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-September 30, 2018 (unaudited)	24,683,481	$24,483	$23,953,408	$(24,400,952)	$(423,061)

Shares and warrants issued for cash, net	5,666,666	5,667	8,344,333	-	8,350,000
Shares issued for Summit Healthtech acquisition	6,000,000	6,000	8,994,000		9,000,000
Fair value of vested restricted common stock			106,881	—	106,881
Fair value of vested stock options	—	—	(159,659)	—	(159,659)
Fair value of shares issued for services	130,000	130	202,670	—	202,800
Net loss	—	—	—	(1,208,571)	(1,208,571)

Balance-December 31, 2018 (unaudited)	36,480,147	$36,280	$41,441,633	$(25,609,523)	$15,868,390

	Nine months ended December 31, 2018 (Unaudited)
	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274

Shares and warrants issued for cash, net	6,000,000	6,000	8,844,000	-	8,850,000
Shares issued for Summit Healthtech acquisition	6,000,000	6,000	8,994,000		9,000,000
Fair value of vested restricted common stock			320,642	—	320,642
Fair value of vested stock options	—	—	624,011	—	624,011
Fair value of shares issued for services	205,000	205	315,845	—	316,050
Net loss	—	—	—	(3,564,587)	(3,564,587)

Balance-December 31, 2018 (unaudited)	36,480,147	$36,280	$41,441,633	$(25,609,523)	$15,868,390

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (cont.)

	Three months ended December 31, 2017 (Unaudited)
	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance- September 30, 2017 (unaudited)	23,034,347	$23,034	$19,975,047	$(19,740,812)	$257,269

Shares and warrants issued for cash, net	933,332	933	1,394,065	-	1,394,998
Fair value of vested restricted common stock	200,000		104,016	—	104,016
Fair value of vested stock options	—	—	418,191	—	418,191
Fair value of common stock issued for services	32,468	33	49,967	—	50,000
Net loss	—	—	—	(1,241,974)	(1,241,974)

Balance- December 31, 2017 (unaudited)	24,200,147	$24,000	$21,941,286	$(20,982,786)	$982,500

	Nine months ended December 31, 2017 (Unaudited)
	Common stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance-March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	$374,368

Shares and warrants issued for cash, net	1,599,999	1,600	2,388,399	-	2,389,999
Fair value of vested restricted common stock	200,000		309,183	—	309,183
Fair value of vested stock options	—	—	842,121	—	842,121
Fair value of common stock issued for services	184,968	186	313,490	—	313,676
Net loss	—	—	—	(3,246,847)	(3,246,847)

Balance- December 31, 2017 (unaudited)	24,200,147	$24,000	$21,941,286	$(20,982,786)	$982,500

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(3,564,587)	$(3,246,847)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	624,011	842,121
Fair value of vested restricted common stock	320,642	309,183
Fair value of common stock issued for services	316,050	313,676
Change in fair value of derivative liability	(100,559)	(38,955)
Changes in operating assets and liabilities:
Accounts receivable	(22,005)	5,738
Prepaid expense – related party	2,600	(2,600)
Prepaid expense and other current assets	(1,805)	—
Other assets	(22,662)
Accounts payable	(43,093)	(327,871)
Accounts payable - related party	5,200	(34,500)
Accrued expenses and other current liabilities	50,544	-
Net cash used in operating activities	(2,435,664)	(2,180,055)

Cash Flows from Investing Activities
Cash acquired from acquisition of Summit Healthtech	141,545	-

Cash Flows from Financing Activities
Advance payable	250,000	—
Proceeds from sale of common stock and warrants, net	8,850,000	2,389,999
Net cash provided by financing activities	9,100,000	2,389,999

Net increase in cash	6,805,881	209,944

Cash and cash equivalents - beginning of period	656,290	1,152,766
Cash and cash equivalent - end of period	$7,462,171	$1,362,710

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,880	$—
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock of $9,000,000 issued in Summit Healthtech acquisition allocated to:
Current assets	$168,046	$—
Fixed assets	$12,269	$—
Costs in excess of net assets acquired	$9,050,000	$—
Current liabilities assumed	$(230,315)	$—

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007. The Company’s fiscal year end is March 31.

In 2015, the Company developed a new class of cannabinoids, known as cannabosides, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies originally developed for stevia sweeteners. In 2016, the Company received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides.

On October 19, 2018, the Company acquired Summit Healthtech, Inc. (“Summit”) and its subsidiary, The Control Center, Inc., which is in the business of behavioral health and addiction medicine treatment (see Note 2).

Liquidity

As reflected in the accompanying financial statements, for the nine months ended December 31, 2018, the Company incurred a net loss of $3,564,587 and used cash in operating activities of $2,435,664. In August 2018 and October 2018, the Company sold an aggregate of 6,000,000 shares of its common stock and warrants to purchase 5,833,333 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $8,850,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with exercise prices for the warrants ranging from $2.00 to $3.00 per share. As of December 31, 2018, we had $7,462,171 of cash, stockholders’ equity of $15,868,390 and had working capital of $6,783,459.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations, and further losses are anticipated in the development of our business. During 2019, we expect to expand our clinical operations and research and development. Our budget for 2019 includes increased revenue primarily from our clinical operations that were acquired in October 2018, increased spending on clinical operations and research and development, and higher payroll expenses as we increase our professional and scientific staff. Based on the funds we had available on December 31, 2018, we believe that we have sufficient capital to fund our anticipated operating expenses for at least the next 12 months.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least 12 months, we may require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2018 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2018. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Vitality Healthtech, Inc., a Nevada corporation, and The Control Center, Inc., a California corporation. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates and assumptions by management include, among others, the allocation of acquisition costs, the fair value of equity instruments issued for services, assumptions used in the valuation of derivative liabilities, the valuation allowance for deferred tax assets, and the accrual of potential liabilities.

Impairment of long-lived assets

The Company’s long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. It tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

Revenue Recognition

Effective April 1, 2018 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

Fees for outpatient counselling, coaching, psychological assessments and other related services are recognized when patients receive the service. Our contracts with patients generally cover periods ranging from one week to four weeks.

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

The fair value of the derivative liabilities of $52,483 and $153,042 at December 31, 2018 and March 31, 2018, respectively, were valued using Level 2 inputs.

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2018, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	Three months ended
	December 31, 2018	December 310, 2017
Options	3,456,710	3,216,710
Warrants	6,968,336	1,164,422
Unvested restricted common stock	918,085	918,085
Total	11,343,131	5,299,217

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Segments

The Company operates in two reportable business segments. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. All financial information required by “Segment Reporting” can be found in Note 9 of the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company plans to adopt Topic 842 on April 1, 2019. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in a material increase in the assets and liabilities reflected on the Company’s consolidated balance sheets.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company plans to adopt ASU 2017-11 on April 1, 2019. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. ACQUISITION OF SUMMIT HEALTHTECH

On October 22, 2018, the Company issued 6,000,000 shares of the Company’s common stock valued at $9,000,000, in exchange for all of the outstanding common stock of Summit Healthtech, Inc. (“Summit”). Summit was formed to develop treatments and specialty healthcare centers focused on the use of cannabinoid therapies as an alternative to opioid painkillers. Summit owns 49% of The Control Center, Inc. which it purchased from Dr. Reef Karim, the founder of The Control Center. The remaining 51% of The Control Center is in the name of Dr. Karim and will be assigned to Summit upon the earlier of (i) the successful filing of a change of ownership for The Control Center’s facility’s license with the California Department of Health Care Services or (ii) October 12, 2019. The accompanying consolidated financial statements include the accounts of Summit and The Control Center after the acquisition of Summit was completed given that the assignment of Dr. Karim’s interest in The Control Center to the Company is considered perfunctory. The Control Center is in the business of behavioral health and addiction medicine treatment. On October 22, 2018, Summit was renamed Vitality Healthtech, Inc.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed with the assistance of an independent valuation firm. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation with assistance from a third-party valuation firm, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

Fair value of assets acquired:
Cash	$141,545
Accounts receivables (provisional)	10,078
Prepaid expenses (provisional)	16,423
Property and equipment (provisional)	12,269
Goodwill (provisional)	9,050,000
Total	9,230,315
Fair value of liabilities assumed (provisional)	(230,315)
Purchase price	$9,000,000

The following unaudited pro forma information presents the combined results of operations as if the share exchange agreement with Summit had been completed on April 1, 2017, the beginning of the comparable prior annual reporting period. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	142,951	190,919	$616,746	$645,698
Operating income (loss)	(1,377,598)	(1,225,616)	(3,699,408)	(3,531,565)
Net income (loss)	(1,220,570)	(1,280,282)	$(3,604,729)	$(3,492,610)
Net income (loss) per share	(0.04)	(0.15)	$(0.13)	$(0.06)

3. DERIVATIVE LIABILITY

In May 2015, the Company issued certain warrants which included an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. In addition, the Company determined that the warrants can be settled for cash at the holders’ option in a future fundamental transaction, as defined. As a result of the anti-dilution and fundamental transaction provisions, the Company determined that the warrants should be recognized as a derivative liability, and re-measured at each reporting period with the change in value reported in the statement of operations.

At March 31, 2018, the balance of the derivative liabilities was $153,042. During the nine months ended December 31, 2018, the Company recorded a decrease in derivative liability of $100,559. At December 31, 2018, the balance of the derivative liabilities was $52,483.

At December 31, 2018 and March 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2018	March 31, 2018
	(unaudited)
Risk-free interest rate	2.63%	1.73-2.27%
Expected volatility	179%	121%
Expected life (in years)	1.4 years	.25 to 2.15 years
Expected dividend yield	—	—

Fair Value: Warrants	$52,483	$153,042

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

4. ADVANCE PAYABLE

In July 2018, we received an advance from an unrelated party for $250,000 related to a potential investment in the Company. Negotiations for the potential investment are currently ongoing. The advance is unsecured, non-interest bearing, and due on demand.

5. STOCKHOLDERS’ EQUITY

Issuance of Common Stock and Warrants

On August 29, 2018, the Company sold 333,334 shares of its common stock and warrants to purchase 166,667 shares of the Company’s common stock, resulting in proceeds to the Company of $500,000. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $2.00 per share.

On October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of $8,350,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $3.00 per share.

On October 19, 2018, the Company also entered into a share exchange agreement with the shareholders of Summit (See Note 2) and issued 6,000,000 shares of the Company’s common stock, in exchange for all of the outstanding common stock of Summit.

Common stock issued to employees with vesting terms

The Company has issued shares of common stock to employees and directors that vest over time. The fair value of these stock awards is based on the market price of the Company’s common stock on the dates granted, and are amortized over vesting terms ranging up to three years.

During the nine months ended December 31, 2018, we recorded expense related to the fair value of stock awards that vested which amounted to an aggregate of $320,642. At December 31, 2018, the amount of unvested compensation related to these awards is approximately $33,000, and will be recorded as expense over the next three months.

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

The following table summarizes restricted common stock activity:

Number of Shares
Non-vested shares, April 1, 2018	918,085
Granted	—
Vested	—
Forfeited	—
Non-vested shares, December 31, 2018	918,085

Common stock issued for services

During the nine months ended December 31, 2018, the Company issued a total of 205,000 shares of common stock to two consultants as payment for services and recorded expenses of $316,050 based on the fair value of the Company’s common stock at the issuance date.

6. STOCK OPTIONS

A summary of the Company’s stock option activity during the nine months ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2018	3,316,710	$1.40
Granted	200,000	1.87
Exercised	—
Expired	(60,000)	2.00
Cancelled	—
Balance outstanding at December 31, 2018	3,456,710	$1.46
Balance exercisable at December 31, 2018	2,899,294	$1.17

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, December 31, 2018	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	677,500	$1.50-1.95	$1.50-1.95
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,456,710
Options Exercisable, December 31, 2018	1,664,542	$0.50	$0.50
	127,250	$0.96	$0.96
	130,000	$1.00	$10.00
	295,834	$1.50-1.95	$1.50-1.81
	512,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	2,899,294

During the nine months ended December 31, 2018, we expensed total stock-based compensation related to vested stock options of $624,011, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2018 was approximately $570,000. The remaining unamortized cost will be amortized on a straight line basis over a weighted average remaining vesting period of one year. At December 31, 2018, the 3,456,710 outstanding stock options had an intrinsic value of $250,000.

7. WARRANTS

At December 31, 2018, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2018	1,164,422	$2.19
Granted	5,833,333	2.97
Exercised	—	—
Expired	(29,419)	$4.25
Balance outstanding and exercisable at December 31, 2018 (unaudited)	6,968,336	$2.84

In August 2018 and October 2018, we issued warrants to purchase an aggregate of 5,833,333 shares of the Company’s common stock with exercise prices ranging from $2.00 to $3.00 per share (see Note 5). These warrants were cancelled in January 2019 (see Note 10).

At December 31, 2018, the 6,968,336 outstanding warrants had no intrinsic value.

8. RELATED PARTY OBLIGATIONS

In May 2017, the Company extended a lease with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s office and laboratory facility through May 1, 2020. Rent payments are $2,600 per month. Aggregate payments under the lease for the nine months ended December 31, 2018 and 2017 were $23,400 and $23,100, respectively.

9. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Research & Development and Clinical Operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Clinical Operations – provision of healthcare products and services focused on treatment of opioid dependence

●	Research and development – research and development primarily related to the Company’s cannabinoid pharmaceuticals

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the nine months ended December 31, 2018 (Unaudited)
	Clinical Operations	Research & Development	Corporate	Total

Revenues	$64,388	$93,268	$-	$157,656
Cost of revenues	293,973	59,769	-	353,742
General and Administrative	276,127	147,760	1,810,697	2,234,584
Research and Development	-	1,205,196		1,205,196
Net loss	(511,592)	(157,446)	(2,895,549)	(3,564,587)

Total assets	227,692	36,268	16,350,354	16,614,314
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the nine months ended December 31, 2017 (Unaudited)
	Clinical Operations	Research & Development	Corporate	Total

Revenues	$-	$77,324	$-	$77,324
Cost of revenues	-	54,942	-	54,942
Depreciation and amortization	-	-	-	-
Net loss	-	(1,182,814)	(2,064,033)	(3,246,847)

Total assets	-	7,874,276	1,381,828	1,381,828
Capital expenditures for long-lived assets	$-	$-	$-	$-

10. SUBSEQUENT EVENTS

In August 2018 and October 2018, the Company entered into securities purchase agreements with certain investors and issued a total of 6 million shares of common stock and warrants to purchase 5.8 million shares of the Company’s common stock for net proceeds of approximately $8.4 million (See Note 5). On January 18, 2019, the Company entered into an amendment to these securities purchase agreements. Pursuant to the amendment, the warrants to purchase the 5.8 million shares of the Company’s common stock were cancelled, and the investors were issued an additional 16,750,000 shares of the Company’s common stock for no additional consideration.  The fair value of the additional shares is estimated to be approximately $9.7 million, and will be recorded as a deemed dividend to the investors.

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

Products	Treatment Indications	Status

VBX-100	Inflammatory Bowel Disease (inducing remission), Irritable Bowel Syndrome C.difficile-associated Diarrhea and Colitis, Narcotic Bowel Syndrome	Phase 1 Trial to be initiated in 2019

VBX-210	Irritable Bowel Syndrome, Chronic Pain, Inflammatory Bowel Disease (maintaining remission), Colorectal Cancer	Preclinical

Additional Cannabinoid Formulations	Refractory Pain, Autism Spectrum Disorder	Discovery

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

Short Term Development Targets

We plan to complete all necessary preclinical studies for VBX-100 and to initiate a Phase 1 clinical trial in 2019. This first-in-man clinical study will focus primarily on evaluating the clinical pharmacokinetics, safety, and tolerability of VBX-100 in healthy volunteers. Additional endpoints may be analyzed to examine the effects of VBX-100 on GI motility, intestinal permeability, and on the human microbiome. The Phase 1 first-in-human trial is intended to provide safety data sufficient for us to initiate a Phase 2 proof-of-concept clinical study in the second half of 2019, or immediately upon completion of the Phase 1 trial, including for treatment of IBD and IBS. We plan to conduct additional preclinical studies on VBX-100 and our other pharmaceutical candidates, as well as sponsor observational clinical studies of cannabinoids for new treatment indications including prevention of colorectal cancer, treatment of refractory pain (opioid substitution therapy), and treatment of autism spectrum disorder.

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

Additional Operations

In October 2018, we acquired and initiated a specialty health care business named Vitality Healthtech, Inc., which was founded and is led by a team of physicians and psychologists dedicated to use of cannabinoid therapies as an alternative to opiate painkillers. Vitality Healthtech, Inc. is a wholly-owned subsidiary of the Company and the business is focused on the use of cannabinoids for opiate reduction. The Company is developing proprietary treatment regimens and operating health care facilities that enable provision of related health care services for opioid-dependent patients, targeting the more than 10 million Americans currently using opioids for treatment of chronic non-cancer pain. The Company intends to structure the products and services offered by Vitality Healthtech, Inc. such that they will be federally-compliant, enabling access to patients located in all U.S. states. Expansion plans are being developed and the Company expects Vitality Healthtech, Inc. to operate on a cashflow positive basis or better by 2020. The audited financial statements of Vitality Healthtech, Inc. were filed publicly on a Form 8-K on January 7, 2019.

Results of Operations

Three Months Ended December 31, 2018 and December 31, 2017

Our net loss during the three months ended December 31, 2018 was $1,208,571 compared to a net loss of $1,241,973 for the three months ended December 31, 2017. During the three months ended December 31, 2018, we generated $94,823 in revenue from the provision of addiction treatment services through Vitality Healthtech, Inc. and the sale of research diagnostic testing kits, compared to $19,305 in revenue for the 2017 period from the sale of research diagnostic testing kits. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We are planning to discontinue the operation of Percipio Biosciences within the first half of 2019.

During the three months ended December 31, 2018, we incurred salaries and cost of outpatient services and other costs of $313,285 compared to $16,976 during the three months ended December 31, 2017. These costs included the costs associated with the acquisition of Summit during the 2018 period and did not in the 2017 period.

During the three months ended December 31, 2018, we incurred general and administrative expenses in the aggregate amount of $1,027,127 compared to $619,312 incurred during the three months ended December 31, 2017 (an increase of $407,815). General and administrative expenses generally include corporate overhead, corporate salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development as well as the additional costs of operating Vitality Healthtech. The majority of the increase in general and administrative costs in the period relates to the additional costs of operating Vitality Healthtech, which incurred $391,299 in such expenses.

In addition, during the three months ended December 31, 2018, we incurred research and development costs of $112,210, compared to $562,504 during the three months ended December 31, 2017 (a decrease of $450,294). This decrease resulted from decreased laboratory and consulting expenses during the 2018 period as a result of lower stock based compensation expenses.

During each of the three months ended December 31, 2018 and 2017, we incurred related party rent and other costs totaling $7,800.

This resulted in a loss from operations of $1,365,599 during the three months ended December 31, 2018 compared to a loss from operations of $1,187,287 during the three months ended December 31, 2017.

During the three months ended December 31, 2018, we recorded total net other income in the amount of $157,028, compared to total net other expenses recorded during the three months ended December 31, 2017 in the amount of $54,686. During the three months ended December 31, 2018, we recorded a gain related to the change in fair value of derivatives of $162,908, compared to a loss of $54,686 during the 2017 quarter. This resulted in a net loss of $1,208,571 during the three months ended December 31, 2018, compared to a net loss of $1,241,973 during the three months ended December 31, 2017.

The decrease in net loss during the three months ended December 31, 2018 compared to the net loss for the three months ended December 31, 2017 is attributable primarily to lower research and development costs recorded during the 2018 quarter offset by higher general and administrative costs related to the addition of Vitality Healthtech, during the 2018 quarter.

Nine Months Ended December 31, 2018 and December 31, 2017

Our net loss during the nine months ended December 31, 2018 was $3,564,587 compared to a net loss of $3,246,847 for the nine months ended December 31, 2017. During the nine months ended December 31, 2018, we generated $157,656 in revenue from the provision of addiction treatment services and the sales of certain research products, compared to $77,324 in revenue from sales of certain research products during the nine months ended December 31, 2017. In May 2014, we purchased the assets of a Percipio Biosciences, Inc., which produced and sold these products, and which we continue to sell under their existing brand names. These products are sold primarily to research universities and companies in the United States and through a network of research product distributors internationally. The tests enable measurement by life science researchers of biomarkers of inflammation and oxidative signaling and stress. The kits and products include antibodies, enzymes, as well as specialty chemicals. We expect to discontinue the operation of Percipio Biosciences during the first half of 2019.

During the nine months ended December 31, 2018, we incurred salaries and cost of outpatient services and other costs of $353,742 compared to $54,942 during the nine months ended December 31, 2017. These costs included the costs associated with the acquisition of Summit during the 2018 period and did not in the 2017 period.

During the nine months ended December 31, 2018, we incurred general and administrative expenses in the aggregate amount of $2,234,584 compared to $1,894,984 incurred during the nine months ended December 31, 2017 (an increase of $339,600). General and administrative expenses generally include corporate overhead, corporate salaries and other compensation costs, costs of financial and administrative contracted services, marketing and consulting costs and travel expenses. A significant portion of these costs are related to the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. The general and administrative expenses included stock-based compensation of $593,227 during the nine months ended December 31, 2018, as compared to stock-based compensation of $505,555 during the nine months ended December 31, 2017 (an increase of $87,672), professional fees of $369,836 during the nine months ended December 31, 2018, as compared to professional fees of $475,929 during the nine months ended December 31, 2017 (a decrease of $106,093), and legal fees of $204,715 during the nine months ended December 31, 2018, as compared to legal fees of $82,839 during the nine months ended December 31, 2017 (an increase of $121,876).

In addition, during the nine months ended December 31, 2018, we incurred research and development costs of $1,205,196, compared to $1,390,100 during the nine months ended December 31, 2017 (a decrease of $184,904). The decrease resulted primarily from decreased stock based compensation costs during the 2018 period.

During the nine months ended December 31, 2018, we incurred related party rent and other costs totaling $23,400 compared to $23,100 incurred during the nine months ended December 31, 2017 (an increase of $300).

This resulted in a loss from operations of $3,659,266 during the nine months ended December 31, 2018 compared to a loss from operations of $3,285,802 during the nine months ended December 31, 2017.

During the nine months ended December 31, 2018, we recorded total other income in the amount of $94,679, compared to total other income recorded during the nine months ended December 31, 2017 in the amount of $38,955. During the nine months ended December 31, 2018, we recorded a gain related to the change in fair value of derivative liabilities of $100,559, compared to a gain of $38,955 during the nine months ended December 31, 2017. This resulted in a net loss of $3,564,587 during the nine months ended December 31, 2018, compared to a net loss of $3,246,847 during the nine months ended December 31, 2017.

The increase in net loss during the nine months ended December 31, 2018 compared to the net loss for the nine months ended December 31, 2017 is attributable primarily to higher general and administrative costs related to the addition of Vitality Healthtech, during the 2018 quarter offset by lower research and development costs recorded during the 2018 period.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, for the nine months ended December 31, 2018, the Company incurred a net loss of $3,564,587 and used cash in operating activities of $2,435,664. In August 2018 and October 2018, the Company sold an aggregate of 6,000,000 shares of its common stock and warrants to purchase 5,833,333 shares of the Company’s common stock, resulting in net proceeds to the Company of approximately $8,850,000 after deducting fees and expenses of the offering. The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with exercise prices for the warrants ranging from $2.00 to $3.00 per share. As of December 31, 2018, we had $7,462,171 of cash, stockholders’ equity of $15,868,390 and had working capital of $6,783,459.

We have not yet received significant revenues from sales of products or services, and have recurring losses from operations, and further losses are anticipated in the development of our business. During 2019, we expect to expand our clinical operations and research and development. Our budget for 2019 includes increased revenue primarily from our clinical operations that were acquired in October 2018, increased spending on clinical operations and research and development, and higher payroll expenses as we increase our professional and scientific staff. Based on the funds we had available on December 31, 2018, we believe that we have sufficient capital to fund our anticipated operating expenses for at least the next 12 months.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations for at least 12 months, we may require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, licensing or acquiring new assets, and researching and developing any potential patents and any further intellectual property that we may acquire. Further, these estimates could differ if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for that period. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

On August 29, 2018, the Company issued and sold 333,334 shares of its common stock and warrants to purchase up to 166,667 shares of the Company’s common stock, at a price of $1.50 per unit, resulting in proceeds of $500,000 to the Company. Additionally, on October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of $8,350,000 after deducting fees and expenses of the offering. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

On November 7, 2018, the SEC suspended the trading of the Company’s common stock. The Company’s common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization (“SRO”) and the SRO distributes the trade data to market data vendors and financial websites. Since grey market securities are not traded or quoted on an exchange or inter-dealer quotation system, investor’s bids and offers are not collected in a central spot, so market transparency is diminished and execution of orders is difficult. The Company is actively pursuing the resumption of ordinary course trading status on the OTCQB or a national exchange.

We do not have any firm commitments for future capital and until the Company resumes ordinary course trading status on the OTCQB or a national exchange it will be difficult to obtain financing on commercially reasonable or acceptable terms. Additional financing may be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2018, net cash used in operating activities was $2,435,664 compared to net cash used in operating activities of $2,180,055 for the nine months ended December 31, 2017. This increase was primarily attributable to an increase in net loss in the 2018 period compared to 2017. Net cash used in operating activities during the nine months ended December 31, 2018 consisted primarily of a net loss of $3,564,587, offset by $1,260,703 related to stock-based compensation. Net cash used in operating activities during the nine months ended December 31, 2017 consisted primarily of a net loss of $3,246,847, offset by $ 1,151,304 in aggregate stock compensation from vested stock options and common stock, and $313,676 of shares of stock issued for services.

Net Cash Used in Investing Activities

Cash provided by investing activities during the nine months ended December 31, 2018 was attributable to the cash acquired from the acquisition of Summit. During the nine months ended December 31, 2017, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2018, net cash provided by financing activities was $9,100,000, consisting of $8,850,000 in proceeds from the sale of common stock and warrants and $250,000 from an advance received from a third party. During the nine months ended December 31, 2017, cash provided by financing activities was $2,389,999 in net proceeds from the sale of common stock and warrants.

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

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that as of December 31, 2018, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures .. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2018 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December 31, 2018:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three months ended December 31, 2018, we internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, there was a lack of review over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. This could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. We made some improvements in our internal control procedures during the three months ended December 31, 2018, by hiring an additional accountant and plan to make addition improvements.

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended December 31, 2018. As a result, other than the change described here and the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.1	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.4	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Robert Brooke
Robert Brooke
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: February 14, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.1	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)

10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)

10.4	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith.

