Form 10-K
period 2019-03-31
Vitality Biopharma, Inc.
filed 2019-07-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019 or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of September 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47,381,980, based on the closing price of $2.13 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of July 12, 2019, there were 52,290,147 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Vitality Biopharma is a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides. We will conduct our operations using our own personnel and facilities, through subsidiaries established to conduct such operations, and through strategic partnerships with promising early stage companies that are bringing innovative products and services to market but lack the necessary capital or resources to fully capitalize on their high growth potential. We may provide assistance to such strategic partners through management assistance, loans of capital or equipment or personnel resources, or other arrangements designed to support the operations of our Company.

Our cannabosides are cannabinoid-glycoside prodrugs, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies, that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 25 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use.

As a complementary strategy, the Company plans to leverage its research and managerial expertise to enter into strategic partnerships with early-stage businesses that require capital and resources to drive innovation and bring new medicines, services and technologies to market to advance the health of patients. We plan to focus our energies on companies approaching key value inflection points where our unique capabilities can accelerate growth and provide solutions-oriented strategies to drive better performance and create value for our strategic partners and shareholders.

Our corporate headquarters is located in Los Angeles, California. As of July 12, 2019, we employed eight full-time employees, including five research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

Cannaboside Prodrugs

A prodrug is a compound that, after administration, is metabolized into a pharmacologically active drug. Prodrugs are often designed to improve drug properties and reduce known or expected toxicities and adverse side effects. By using our proprietary enzymatic bioprocessing technologies, our clinical research team has developed a novel family of prodrugs by combining cannabinoid and glucose molecules. The resulting compounds, known as cannabosides, have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. The advantages of cannabosides may include: (i) administration in a convenient oral formulation, (ii) targeted delivery with release in the colon or large intestine, (iii) improved stability with limited degradation or drug metabolism, and (iv) delayed release enabling longer-lasting effects and fewer administrations by patients.

Our proprietary glycosylation process, which results in adding one or more glucose molecules to compounds, may enable our new cannabosides to act as prodrugs that achieve targeted delivery of the bioactive compounds of cannabinoids to the gastrointestinal tract. Glycosylated compounds are generally more stable and are water soluble, so upon ingestion, we believe they will remain intact and transit through the esophagus, stomach and upper intestine with limited absorption or degradation from stomach acids. However, once the glycosylated compounds reach the lower intestine, we expect them to encounter glycoside hydrolase enzymes secreted by the human intestinal microbiota that will cleave the polar glucose residues and release the active cannabinoid compound primarily in the large intestine or colon.

We have focused our research and development activities on the glycosylation of cannabinoids given their well-known positive effects on the human endocannabinoid system. Our research and development activities originally focused on the glycosylation of CBD and then later expanded into the glycosylation of THC. The use of the cannabinoid THC has been shown to provide substantial anti-inflammatory benefits on the human body, among other benefits, but is limited as a pharmaceutical option given its psychoactive and intoxicating properties. However, by glycosylating THC, we have learned through initial animal studies that the binding of glucose and THC molecules restricts the release of THC into the body’s digestive system until the prodrug reaches the large intestine, at which point the glycoside hydrolase enzymes cleave the glucose from the prodrug and the THC is released in a targeted and restricted manner. Further, we have learned through our initial animal studies that this targeted release of THC, which could be provided in very low doses to achieve physiologically beneficial results, serves as an anti-inflammatory agent in the lower gastrointestinal tract and minimizes the amount of THC absorbed into the blood stream, therefore avoiding the psychoactive and intoxicating properties that hinder the broader pharmaceutical use of THC.

We are developing our THC-glycoside prodrugs for the treatment of gastrointestinal diseases, including inflammatory bowel disease (IBD) and irritable bowel syndrome (IBS) because of the targeted release described previously. IBD is a frequently chronic inflammatory condition where parts of the digestive system become inflamed from an overactive immune response. The disease can lead to irreversible damage to the gastrointestinal tract and may require surgery to remove affected areas of the intestine. Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system, and ulcerative colitis, which often affects the colon or large intestine. The disease is often unpredictable with periods of painful and debilitating symptoms followed by periods of remission with limited symptoms. IBS has similar symptoms to IBD, including abdominal pain, but the underlying disease process is quite different. IBS is a functional gastrointestinal disorder that commonly affects the large intestine and is characterized by abdominal cramping, diarrhea, constipation, and pain. Currently, patients suffering from IBD are frequently prescribed anti-inflammatory drugs such as steroids, biologics and immunosuppressants, and patients suffering from IBS are prescribed antibiotics, antidepressants and gastrointestinal motility compounds, all of which often result in unwanted side effects.

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial preclinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our preclinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other preclinical research, is anticipated to be completed during the 2nd half of calendar year 2020, subject to the Company securing sufficient additional funding or entering into a strategic partnership. After our satisfactory completion of all of the prerequisite preclinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership.

In addition to our research and development activities related to our THC-glycoside compounds, we are expanding and diversifying our research and development activities to include the potential safety, efficacy and commercialization of our patented CBD-glycoside compounds. CBD has well-known anti-anxiety, anti-inflammatory and anti-microbial properties, but unlike THC, CBD is non-psychoactive and non-intoxicating. By glycosylating CBD, we can create CBD-glucose compounds that may enable a targeted and concentrated delivery of CBD in the gastrointestinal tract. Currently we are evaluating the optimal CBD-glycoside delivery mechanism, which may include an aqueous drink formulation since our glycosylation process greatly improves the water solubility of the CBD molecule.

Enzymatic Processing Methods

The Company originally developed its proprietary enzymatic bioprocessing technologies to attach glucose molecules to the molecules of stevia as part of our activities in the stevia processing industry. We then expanded the application of this proprietary technology to attach glucose molecules to cannabinoids, including THC and CBD. We may pursue additional opportunities to develop new products or license this technology.

Strategic Partnerships

As a complement to our capital intensive and longer duration drug development business, we plan to expand and diversify our corporate strategy to include strategic partnerships with promising early-stage companies that are bringing innovative products and services to market but lack the necessary capital or resources to fully realize their high-growth potential. Given the rapid advancements in science and technology, there are many early-stage life science companies that are approaching key value inflection points but lack the necessary managerial expertise, personnel, patents, funding or equipment to advance their efforts or to bring their medicines, services and technologies to market. Our strategy is to opportunistically fill those unmet needs, including funding and, equally important, to provide our strategic partners with the necessary resources and value-added support to help transform and improve their businesses.

Strategic partnerships may enable us to expand our network of researchers, clinicians, and medical professionals and provide us with an opportunity to allocate our cash, personnel, equipment, proprietary information and other resources into a diversified collection of assets that strengthen and complement our drug development initiatives. We will target strategic partnerships that provide unique technological or human capital attributes that are well-positioned to provide us with a more diversified cash flow profile that complements our capital-intensive drug development operations.

Government Regulation

Due to our development of pharmaceutical products, we are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and other federal, state, and local agencies. Also, since we are researching and developing cannabinoid-based products, we are subject to regulation by the U.S. Drug Enforcement Administration (DEA). If we expand our clinical research, product development or commercialization activities outside of the United States in the future, we anticipate that we would then be subject to additional regulation by the applicable foreign jurisdictions and governing bodies, which may have different requirements.

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States, with additional layers of regulation from other federal, state and local agencies. The Federal Food, Drug, and Cosmetic Act governs most of the requirements for the development and marketing of our pharmaceutical products. The FDA’s drug approval process is extensive, generally including: preclinical animal studies of drug safety, efficacy and dosing, submission and approval of an Investigational New Drug (IND) application, clinical studies in humans to determine safety, efficacy and dosing (Phases 1 – 3 studies), submission and approval of a New Drug Application (NDA), and additional post-approval requirements. Failure to comply with any FDA-requirements may result in the FDA refusing to approve our application.

The DEA establishes procedures and monitors research and development activities of “controlled substances” subject to the Controlled Substances Act. Our research and development activities focus on cannabinoids, particularly THC and CBD, which the DEA has classified as Schedule I substances. Schedule I substances are defined as drugs with no currently accepted medical use and a high potential for abuse. In May 2019, the DEA informed us that it had determined that they consider our VBX-100 prodrug a Schedule I substance. As a result, any developing, testing, manufacturing, or clinical studies involving our VBX-100 prodrug, and by inference potentially all of our THC-glycoside molecules, are required to be properly licensed by the DEA and adhere to strict diversion control standards. Our current research and development efforts involving our THC-glycoside molecules are conducted at our Yuba City laboratory, which holds a DEA-issued Controlled Substance Registration Certificate for “Research” that expires on May 31, 2020 and is renewable on an annual basis. Our research and development activities are also approved by and operated in compliance with the State of California’s Research Advisory Panel, which is a division of the California Department of Justice that oversees research performed within the state using DEA Schedule I and II substances.

Intellectual Property

In September 2015, we filed our first provisional U.S. patent application entitled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, which described novel CBD-glycosides and THC-glycosides along with methods of production through enzymatic biosynthesis. In October 2015, we filed our second provisional U.S. patent application that added CBDV-glycosides as additional cannabisodes, plus added numerous methods of use claims for our cannabinoid-glycosides. In July 2016, we filed our third provisional U.S. patent application that greatly expanded on the cannabinoid substrates for glycosylation by adding (i) the phytocannabinoid cannabinol (CBN), (ii) the endocannabinoids anandamide, 2-AG, 1-AG, and synaptamide, and (iii) the vanilloids capsaicin, vanillin, and curcumin. In September 2016, one year after the filing of our first provisional patent, our non-provisional cannabinoid glycoside patent was filed, which included all prior material plus additional data derived from our ongoing research and laboratory studies. Also, in September 2016, we filed an expanded international patent application under the Patent Cooperation Treaty system, which included 79 patent claims covering nearly 200 individual compounds, including our THC and CBD prodrugs. In March and April 2018, this application was filed for national and regional prosecution in major pharmaceutical markets worldwide, including the United States, Canada, Mexico, Europe, China, Japan, Australia, New Zealand and Brazil.

In May 2017, we filed a U.S. patent application entitled “Antimicrobial Compositions Comprising Cannabinoids and Methods of Using”, which described compositions and methods of use involving cannabinoid-glycosides that provide antimicrobial activity to treat microbial infections in the intestines, including Clostridium difficile (C. diff) infections. In May 2018, one year after the filing of the provisional U.S. patent, we filed a non-provisional U.S. patent for the use of cannabinoid-glycosides to deliver cannabinoids to the gastrointestinal tract to treat C. diff infections.

We believe our intellectual property portfolio of cannabinoid-glycosides possess significant value and, as a result, we have allocated substantial resources to ensure that our U.S. and international patents are properly filed and successfully prosecuted. As our research efforts involving cannabinoid-glycosides continue to progress, we plan to develop and file additional patents to cover compositions of matter, methods of production and methods of use to further expand our growing family of intellectual property assets and create long-term value for our shareholders.

Competition

The Company operates in a highly competitive and dynamic market environment, frequently against much larger and better capitalized competitors. Currently, the Company’s cannabinoid prodrug development program competes against many well-capitalized, multinational pharmaceutical drug manufacturers that are developing, producing and marketing pharmaceutical drugs for the treatment of IBD and IBS. Additionally, an increasing number of cannabinoid drug manufacturers are entering the market with cannabinoid-based drug development programs to treat a wide range of diseases, which could include IBD and IBS. Our expectation is that competition from traditional pharmaceutical drug developers and non-traditional cannabinoid-based drug developers will continue to increase substantially over the next 12 months. Furthermore, the Company’s strategy to secure strategic partnerships with promising early stage companies is likely to experience a substantial amount of competition, particularly from investment companies, debt financing providers, and other alternative sources of capital.

The Control Center

In October 2018, Summit Healthtech, Inc. acquired The Control Center, a Beverly Hills addiction clinic owned by Dr. Arif Karim. After that transaction closed, we acquired all of the outstanding capital stock of Summit Healthtech, Inc., through a share exchange transaction. We then changed the name of Summit Healthtech, Inc. to Vitality Healthtech, Inc., which is our wholly-owned subsidiary.

Vitality Healthtech assembled a team of physicians, psychologists and other medical professionals to provide specialty care services to patients suffering from addiction and dependency issues, with a particular focus on the use of cannabinoids for opiate reduction treatment protocols. Unfortunately, due to the poor financial and operating performance of The Control Center following its acquisition in October 2018, Vitality Healthtech ceased all operations of The Control Center effective June 14, 2019.

On May 31, 2019, Vitality Healthtech terminated its Executive Employment Agreement with Dr. Arif Karim, dated October 12, 2018, whereby Dr. Karim was employed by Vitality Healthtech to serve as its Chief Medical Officer. Vitality Healthtech is currently negotiating a separation agreement with Dr. Karim.

On June 13, 2019, Vitality Healthtech timely submitted a notice of claims under the Share Purchase Agreement, dated October 12, 2018, by and among Summit Healthtech, Inc. (n/k/a Vitality Healthtech, Inc.), The Control Center and Dr. Arif Karim. Vitality Healthtech is currently negotiating a settlement of its claims with Dr. Karim.

Stock Relisting and Liquidity

On November 7, 2018, the SEC temporarily suspended the trading of the Company’s common stock on the OTCQB marketplace. The Company’s common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization who, in turn, distribute the trade data to market data vendors and financial websites.

Since inception, the Company has funded its operations primarily through equity and debt financings. However, it would currently be very challenging for the Company to raise significant capital through an equity financing because of our “grey market” trading status. Therefore, it is critical that the Company resumes trading status on the OTCQB or another national exchange in order to raise additional capital to fund our continued operations. If we cannot resume ordinary course trading status or raise additional capital, then we will be forced to delay, scale back or eliminate some or all of our operations, including our preclinical prodrug development initiatives for VBX-100.

We have made relisting our common stock on the OTCQB or another national exchange a top corporate priority and, as a result, have expended significant resources to accomplish this critically-important goal. Although we cannot determine if and when a relisting would occur, we continue to actively pursue a relisting of our common stock and are fully committed to taking all steps necessary to successfully complete the relisting process and provide our Company with access to new capital through equity financings and higher levels of liquidity for our shareholders.

To that end, our Board of Directors, which includes three directors who joined the Board subsequent to the suspension of the Company’s common stock in November 2018, has passed several corporate resolutions to institute stronger protections and safeguards against unscrupulous market participants, specifically addressing undisclosed beneficial owners and stock promotion firms. More specifically, the Board has resolved that any future non-underwritten capital raises would be limited to U.S.-based investors and that the Company will not enter into any marketing or stock promotion arrangements unless, in each case, expressly vetted and approved by the Board. Lastly, we are considering the pursuit of legal actions under Section 16 of the Securities and Exchange Act of 1934, as amended, against any undisclosed beneficial owners of the Company’s common stock that were involved in the Company’s equity financing in May 2016 to ensure that any short swing profits improperly earned in connection with that equity financing are properly recovered for the benefit of the Company’s shareholders and that the integrity and transparency of our shareholder base is reaffirmed.

Employees

As of July 12, 2019, we employed eight full-time employees, including five research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist with our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower and variable overhead cost structure.

Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 5225 Carlson Road, Yuba City, California 95993 requires a lease payment of approximately $2,600 per month under a lease agreement that expires on May 1, 2020. Prior to its closure in June 2019, The Control Center had operated in leased office space located at 8383 Wilshire Boulevard, Suite 228, Beverly Hills, California 90211, which requires a lease payment of approximately $11,500 per month, under a lease agreement that expires on February 28, 2021. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

Organizational History

We were incorporated under the laws of the State of Nevada on June 29, 2007 as Legend Mining Inc. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” Also, on October 10, 2011, we effected a seven-for-one forward stock split of authorized, issued and outstanding common stock. As a result, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 to 525,000,000 shares of common stock with a par value of $0.001, and issued and outstanding shares increased from 7,350,000 to 51,450,000.

On July 15, 2016, the holders of a majority of our outstanding common stock and our Board of Directors approved (i) a corporate name change from Stevia First Corp. to Vitality Biopharma, Inc., (ii) a ten-for-one reverse stock split of our outstanding shares of common stock, and (iii) an increase in the number of authorized shares of common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016.

General Information

We maintain a corporate website at: www.vitality.bio. Information contained on our website is not incorporated by reference in this annual report. We file reports with the Securities and Exchange Commission (SEC) and make available free-of-charge through our website our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this annual report. This annual report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

We have a history of operating losses and expect to continue to incur losses and we may never become profitable.

For the fiscal year ended March 31, 2019, the Company incurred a net loss of $13,121,567 and used $3,665,094 of cash in our operating activities. We have incurred losses since inception, resulting in an accumulated deficit of $42,181,503 as of March 31, 2019. We expect to incur further losses as we continue to develop our business. We have not yet received significant revenues from sales of products or services, and have recurring losses from operations, and further losses are anticipated in the development of our business.

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

We will likely need to raise additional funds in order to continue operating our business. Since inception, we have primarily funded our operations through equity and debt financings. We expect to continue to fund our operations primarily through equity and debt financings for the foreseeable future. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Over the 12 months following March 31, 2019, we expect our total operating expenditures to be approximately $3,400,000 and total strategic partnership investments to be approximately $1,500,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our operational expenses may increase substantially during our current fiscal year if we pursue an expansion of our current operational goals and research and development activities. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. Weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

If we engage in acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

● increased operating expenses and cash requirements;

● the assumption of indebtedness or contingent liabilities;

● the issuance of our equity securities which would result in dilution to our stockholders;

● assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

● the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;

● retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

● risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

● our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including, but not limited to, Biogen, Teva Neuroscience, Pfizer, Purdue Pharma, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Arena Pharmaceuticals, Insys Therapeutics, Trait Biosciences, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications and commercial applications.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. We only recently commenced operations in the development of pharmaceutical products, our primary business focus, and additionally we are pursuing strategic partnerships with early stage companies, which is a new corporate strategy for us. As a result, we have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

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

As of July 12, 2019, we employed eight full-time employees, including five dedicated to research and development. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may from time to time serve as officers, directors and consultants of other companies. These other companies may have interests in conflict with ours. In addition, we expect to rely on independent organizations, advisors and consultants to provide certain services, including product testing and development plan construction. The services of these independent organizations, advisors and consultants may not be available to us on a timely basis when needed or on acceptable terms, and if they are not available, we may not be able to find qualified replacements. If we are unable to retain the services of qualified personnel, independent organizations, advisors and consultants, we may not be able to implement our business plan.

If we are unable to market and distribute our products effectively, we may be unable to generate significant revenue.

We currently have limited sales, marketing or distribution capabilities. We intend to build these capabilities internally and also to pursue collaborative arrangements regarding the sales and marketing of our products, including steps necessary to commercialize our pharmaceutical products. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sales and marketing of our cannabinoid products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may be unable to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

We are largely dependent on the success of our products, which are still in preclinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in preclinical development. Our business substantially depends on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional preclinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency (EMA) regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

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

To date, we have not completed our preclinical animal studies or commenced any clinical trials. Successful completion of such preclinical animal studies and clinical trials is a prerequisite to submitting an NDA to the FDA or a marketing authorization application (MAA) to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and their outcomes are uncertain. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Because we have limited financial and managerial resources, we are focusing on research programs relating to our proprietary products for certain indications, which concentrates the risk of product failure in the event the products prove to be unsafe, ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that could later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to our products may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our products, we may relinquish valuable rights to our products through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to our products.

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

● the FDA or EMA or other applicable foreign regulatory authorities may not approve the formulation, labeling or specifications of our product candidates;

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

● the FDA may require development of a Risk Evaluation and Mitigation Strategy (REMS), which would use risk minimization strategies beyond the professional labeling to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval, and the EMA may grant only conditional approval or impose specific obligations as a condition for marketing authorization, or may require us to conduct post-authorization safety studies;

● the FDA, EMA, DEA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract;

● the DEA or other applicable foreign regulatory agency may establish quotas that limit the quantities of controlled substances available to our manufacturers; or

● the FDA or EMA may change their approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our products.

Even if our products receive regulatory approval, they may still face future development and regulatory difficulties.

If we obtain regulatory approval for our products, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, or impose a recall.

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (cGMP) regulations. Our current facilities and full-time staff have never undergone such an inspection, and we currently rely upon outside consultants and advisors to provide guidance on chemistry and manufacturing controls for pharmaceuticals products. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II - V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when our products receive FDA approval, the DEA will make a scheduling determination and place them in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our products to be listed by the DEA as a Schedule II, III, IV or V controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take additional time after FDA approval, thereby significantly delaying the launch of our products. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our products.

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

We will also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute our products to pharmacies and other healthcare providers, and these distributors would need to obtain Schedule II through V distribution registrations. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. If our products are Schedule II drugs, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

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

Individual states have also established controlled substance laws and regulations. Although state-controlled substance laws often mirror federal law, states may schedule our product candidates in a different manner. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement actions and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of our products and raw materials may require import and export licenses. In the United States, the FDA and U.S. Customs and Border Protection, and in other countries, similar regulatory authorities, regulate the import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of our products and materials may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials or, upon commercialization, a partial or total loss of revenue from one or more shipments of our products. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of our products could have a material adverse effect on our business, results of operations and financial condition.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms, any of which could negatively impact our business. A significant number of provisions are not yet, or have only recently become effective, but the Affordable Care Act is likely to continue the downward pressure on pharmaceutical and medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could negatively impact our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

We may seek orphan drug status for our products for the treatment of certain diseases or conditions, but we may be unable to obtain such designation or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Regulatory authorities in some jurisdictions, including the United States and European Union, may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals annually in the United States, or, if the disease or condition affects more than 200,000 individuals annually in the United States, if there is no reasonable expectation that the cost of developing and making the drug would be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree.

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

● the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

● HIPAA, and the rules and regulations promulgated thereunder, establish federal standards for maintaining the privacy and security of certain patient health information known as Protected Health Information (PHI). As amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), HIPAA establishes federal standards for administrative, technical and physical safeguards relevant to the electronic transmission of PHI and imposes notification obligations in the event of a breach of the privacy or security of PHI. In addition to adhering to the requirements of HIPAA, entities considered “covered entities” under HIPAA (such as health plans, healthcare clearinghouses, and certain healthcare providers) are required to obtain assurances in the form of a written contract from certain business associates to which they transmit PHI (or who create, receive, transmit or maintain PHI on the covered entity’s behalf) to ensure that the privacy and security of such information is maintained in accordance with HIPAA requirements. HITECH made changes to HIPAA including extending the reach of HIPAA beyond HIPAA covered entities to business associates, increased the maximum civil monetary penalties for violations of HIPAA, and granted enforcement authority to state attorneys general. Failure to comply with HIPAA/HITECH can result in civil and criminal liability, including civil monetary penalties, fines and imprisonment;

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

Comparable laws and regulations exist in the countries within the European Economic Area (EEA). Although such laws are partially based upon European Union law, they may vary from country to country. Healthcare specific, as well as general European Union and national laws, regulations and industry codes constrain, for example, our interactions with government officials and healthcare practitioners, and the handling of healthcare data. Non-compliance with any of these laws or regulations could lead to criminal or civil liability.

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

Our research and development efforts and our manufacturing processes may involve the controlled storage, use and disposal of certain hazardous materials and waste products. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. We may not be able to obtain and maintain insurance on acceptable terms, or at all, to cover costs associated with any such accidental contamination. In the event of such an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may incur significant costs to comply with current or future environmental laws and regulations.

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

We have material weakness in our internal control over financial reporting and ineffective disclosure controls and procedures, including insufficient segregation of duties in our finance and accounting functions due to limited personnel and insufficient corporate governance policies. These material weaknesses result in ineffective oversight in the establishment and monitoring of required financial and other controls and procedures.

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

Our Board of Directors is currently comprised of four directors, Mr. Michael Cavanaugh, our Chief Executive Officer, Mr. Edward Feighan, Mr. Richard Celeste, and Dr. Anthony Maida III. Our Board of Directors has designated Dr. Maida as a designated audit committee financial expert, and we have established an audit committee that is currently comprised solely of Dr. Maida. Mr. Cavanaugh would not be considered independent for purposes of membership on an audit committee pursuant to Nasdaq Listing Rules. We expect to appoint additional independent directors with experience in finance and accounting and hire additional dedicated finance and accounting staff as we increase our operations, as resources permit and as we identify and recruit qualified candidates for those positions. However, until we have done so, we may be unable to establish or maintain effective internal control over financial reporting. As a result, we may discover additional material weaknesses in our internal control over financial reporting and/or disclosure controls and procedures, which we may not successfully remediate on a timely basis or at all. Any failure to remediate our reported or any future material weaknesses, or to implement required new or improved controls, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock. Moreover, as we continue and aim to expand our operations, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants and internal resources to accomplish these goals are significant and difficult to predict.

Risks Related to Discontinued Operations

We may incur additional charges in connection with our decision to exit the operation of The Control Center business, and any additional costs would adversely impact our cash flows.

During the first quarter of 2019, we decided to exit The Control Center business and discontinued operations and terminated all of the employees related to The Control Center. We also determined that we would not be able to sell The Control Center business to a third party in the immediate future. There may be additional costs incurred in connection with ceasing operations, including potential claims from existing employment agreements and arrangements or otherwise related to terminating employees. Any additional costs would adversely impact our operating results and cash flows, and our stock price could decline.

Risks Related to our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by any negative operational results and factors unrelated to our operations.

Until November 2018, our common stock was quoted on the OTCQB. From and after November 21, 2018, our common stock is now trading on the “grey market,” where trading is moderated by a broker and done between consenting individuals. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions. A sufficient market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

We have received subpoenas in the Securities and Exchange Commission Section 8(e) examination, the consequences of which are unknown.

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to the Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and additional subpoenas for testimony and any supplemental production of documents dated June 5, 2017 and November 14, 2018. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s former CEO provided testimony in April 2019. It is possible that we currently are, or may hereafter become a target of the SEC’s investigation. Any such investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an SEC enforcement action. There can be no assurance that any similar matters will not have a material adverse effect on our financial condition or results of operations.

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

The Financial Industry Regulatory Authority (FINRA) has adopted rules that require a broker-dealer, when recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and could have an adverse effect on the market for our shares.

If we issue and sell additional shares of our common stock in the future, our existing stockholders will be diluted and our stock price could fall.

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of July 12, 2019, 52,290,147 were outstanding and 11,344,708 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of July 12, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38.5% of our outstanding shares of common stock. Accordingly, our directors, executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 5225 Carlson Road, Yuba City, California 95993 requires a lease payment of approximately $2,600 per month under a lease agreement that expires on May 1, 2020. Prior to its closure in June 2019, The Control Center had operated in leased office space located at 8383 Wilshire Boulevard, Suite 228, Beverly Hills, California 90211, which requires a lease payment of approximately $11,500 per month, under a lease agreement that expires on February 28, 2021. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. However, no shares of our common stock traded on any over-the-counter market until March 5, 2012. In November 2018 our common stock ceased being traded on the OTCQB and is now traded on the “Grey Market”, where trading is moderated by a broker and done between consenting individuals at a price they agree on under the symbol “VBIO.” The liquidity of our shares on the “Grey Market” is extremely limited, and prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by the OTCQB marketplace or another over-the-counter quotation system on which the common stock was then quoted.

	High	Low

Fiscal 2018
First Quarter ended June 30, 2017	2.71	1.83
Second Quarter ended September 30, 2017	2.15	1.42
Third Quarter ended December 31, 2017	2.25	1.32
Fourth Quarter ended March 31, 2018	2.17	1.57

Fiscal 2019
First Quarter ended June 30, 2018	1.81	1.10
Second Quarter ended September 30, 2018	2.25	1.41
Third Quarter ended December 31, 2018	2.11	0.04
Fourth Quarter ended March 31, 2019	0.65	0.45

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of July 11, 2019, there were 55 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

On January 18, 2019, the Company entered into an amendment to the August 2018 and October 2018 securities purchase agreements. Pursuant to the amendment, the warrants to purchase the 5.8 million shares of the Company’s common stock were cancelled, and the investors were issued an additional 16,750,000 shares of the Company’s common stock for no additional consideration. The fair value of the additional shares, net of the warrants cancelled, was $7,015,000, and was recorded as a deemed dividend to the investors.

Recent Sales of Unregistered Securities

During the year ended March 31, 2019, we issued a total of 265,000 shares of our common stock to consultants as compensation for services valued at $348,451. The issuance of this common stock, has not been registered under the Securities Act and the shares of common stock were issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder based on the following facts: the consultants have represented that they are accredited investors as defined in Regulation D and that they are acquiring the shares of common stock for their own accounts and not with a view to or for distributing or reselling the shares of common stock and that they have sufficient investment experience to evaluate the risks of the investment. The shares of common stock were issued as restricted securities to our consultants.

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (as amended, the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan. In February 2013, our Board of Directors approved, and on April 11, 2013, at our 2013 annual stockholder meeting our stockholders approved, an amendment to the 2012 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder from 5,000,000 to 10,000,000 shares. In March 2014, our Board of Directors approved, and on June 9, 2014, at our 2014 annual stockholder meeting our stockholders approved, a second amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance thereunder from 10,000,000 to 18,000,000 shares. On May 4, 2016, our Board of Directors and stockholders of the Company, holding a majority of the outstanding shares of our common stock, executed joint written consents in lieu of a special meeting approving the amendment of the 2012 Plan by increasing the number of shares of the Company’s Common Stock available for issuance under the 2012 Plan from 1,800,000 (after adjusting for the Reverse Split) to 3,600,000 and adding an evergreen provision that, on January 1 of each year, increases the number of the Company’s common shares available for issuance under the 2012 Plan by a number equal to 10% of the number of shares of Common Stock previously available for issuance under the 2012 Plan (the “Evergreen Provision”).

Except as listed in the table below, as of March 31, 2019, we do not have any equity-based plans, including individual compensation arrangements, that have not been approved by our stockholders. The following table provides information as of March 31, 2019 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,728,605	$1.46	752,995
Equity compensation plans not approved by security holders	—	$—	—

Total	3,728,605	$1.46	752,995

(1)	As of March 31, 2019, 752,995 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2018 and 2019 appearing elsewhere in this annual report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

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

In May 2016, we received shareholder and board approval for a name change to Vitality Biopharma, Inc., an exchange of one (1) share of the Company’s common stock for each ten (10) shares of common stock outstanding or exercisable under any outstanding warrants or option agreements and an increase in the number of shares of authorized common stock from 525,000,000 to 1,000,000,000. These changes became effective on July 20, 2016.

Our common stock is currently traded on the grey market under the symbol “VBIO.” There is only a limited trading market for our common stock.

Plan of Operations

Vitality Biopharma is a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides and through strategic partnerships with promising early stage companies that are bringing innovative products and services to market but lack the necessary capital or resources to fully capitalize on their high growth potential.

We believe our organically-developed cannabosides or cannabinoid-glycoside prodrugs will be converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 25 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use.

We are developing our most promising THC-glycoside (VBX-100) as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial preclinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our preclinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other preclinical research, is anticipated to be completed during the 2nd half of calendar year 2020, subject to the Company securing sufficient additional funding or entering into a strategic partnership. After our satisfactory completion of all of the prerequisite preclinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership.

In addition to our research and development activities related to our THC-glycoside compounds, we are expanding and diversifying our research and development activities to include the potential safety, efficacy and commercialization of our patented CBD-glycoside compounds. CBD has well-known anti-anxiety, anti-inflammatory and anti-microbial properties, but unlike THC, CBD is non-psychoactive and non-intoxicating. By glycosylating CBD, we can create CBD-glucose compounds that may enable a targeted and concentrated delivery of CBD in the gastrointestinal tract. Currently we are evaluating the optimal CBD-glycoside delivery mechanism, which may include an aqueous drink formulation since our glycosylation process greatly improves the water solubility of the CBD molecule.

As a complementary strategy, the Company plans to leverage its research and investing expertise to enter into strategic partnerships with early-stage businesses that require capital and resources to drive innovation and bring new medicines, services and technologies to market to advance the health of patients. We plan to target companies approaching key value inflection points where our unique capabilities can accelerate growth and provide solutions-oriented strategies to drive better performance and create value for our strategic partners and shareholders.

Our corporate headquarters is located in Los Angeles, California. As of July 12, 2019, we employed eight full-time employees, including five research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

Critical Accounting Policies

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, estimated allowances of uncollectible receivables, estimates inherent in recording purchase price allocations, the fair value of equity instruments issued for services, assumptions used in the valuation of derivative liabilities, and the valuation allowance for deferred tax assets.

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

Results of Operations

Fiscal Years Ended March 31, 2019 and March 31, 2018

The following table sets forth our results of operations for the years ended March 31, 2019 and 2018.

	Year Ended March 31,
	2019	2018

Revenues	$258,288	$102,419

Operating Expenses:

Salaries and costs of outpatient services and other costs	454,767	77,943
General and Administrative	3,650,073	2,492,505
Rent - related party	31,200	30,900
Research & development	1,804,365	1,897,817
Impairment of goodwill and intangible assets	7,550,000	-
Loss from operations	(13,232,117)	(4,396,746)

Other income (expenses)
Interest expense	(6,782)	-
Change in fair value of derivative liability	117,332	87,749

Net loss	$(13,121,567)	$(4,308,997)

During the fiscal year ended March 31, 2019, we generated $258,288 in revenue, compared to sales of $102,419 during the year ended March 31, 2018 (an increase of $155,869).

Our net loss during the fiscal year ended March 31, 2019 was $13,121,567 compared to a net loss of $4,308,997 for the fiscal year ended March 31, 2018 (an increase in net loss of $8,812,570).

During the fiscal year ended March 31, 2019, our salaries and costs of outpatient services and other costs totaled $454,767, compared to $77,943 during the year ended March 31, 2018. During the 2019 fiscal year, we incurred general and administrative expenses in the aggregate amount of $3,650,073 compared to $2,492,505 incurred during the fiscal year ended March 31, 2018 (an increase of $1,157,568). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. A significant portion of these costs are related to the operation of The Control Center, which we acquired in October 2018 and ceased operations in June 2019. Additionally, these costs include those associated with the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development. In addition, during the fiscal year ended March 31, 2019, we incurred research and development costs of $1,804,365 compared to $1,897,817 incurred during the fiscal year ended March 31, 2018 (a decrease of $93,452). During the fiscal year ended March 31, 2019, we incurred related party rent totaling $31,200 compared to $30,900 incurred during the fiscal year ended March 31, 2018 (an increase of $300). Also, during the fiscal year ended March 31, 2019, we incurred stock-based compensation totaling $1,121,918 compared to $1,409,229 incurred during the fiscal year ended March 31, 2018 (a decrease of $287,311), which are allocated between general and administrative expenses and research & development expenses during the years ended March 31, 2019 and 2018. During the fiscal year ended March 31, 2019, we also recorded an impairment of the goodwill and intangible assets of The Control Center of $7,550,000. No such impairment was recorded in the fiscal year ended March 31, 2018.

This resulted in a loss from operations of $13,232,117 during the fiscal year ended March 31, 2019 compared to a loss from operations of $4,396,746 during the fiscal year ended March 31, 2018, (an increase of $8,835,371).

During the fiscal year ended March 31, 2019, we recorded net other income in the amount of $110,550, compared to total net other income recorded during the fiscal year ended March 31, 2018 in the amount of $87,749 (an increase of $22,801). During the fiscal year ended March 31, 2019, we incurred interest expense in the amount equal to $6,782 compared to interest expense of $0 during the fiscal year ended March 31, 2018 (an increase of $6,782). We recorded a gain related to the change in fair value of derivatives of $117,332 during the fiscal year ended March 31, 2019, compared to a gain of $87,749 during the fiscal year ended March 31, 2018. This resulted in a net loss of $13,121,567 during the fiscal year ended March 31, 2019 compared to a net loss of $4,308,997 during the fiscal year ended March 31, 2018 (an increase of $8,812,570).

During the fiscal year ended March 31, 2019, we also recorded a deemed dividend on issuance of shares in the amount of $7,015,000. No such deemed dividend was recorded during the fiscal year ended March 31, 2018.

The increase in net loss attributable to common stockholders during the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018 in an amount equal to $15,827,570 is primarily due to: (i) the deemed dividend of $7,015,000, (ii) the impairment of goodwill and intangible assets of $7,550,000 and (iii) higher general and administrative expenses of $1,157,568, primarily related to the operation of The Control Center.

Liquidity and Capital Resources

As of March 31, 2019, we had recorded revenues of $258,288 from sales of products or services. We have incurred losses since inception resulting in an accumulated deficit of $42,181,503 as of March 31, 2019, and further losses are anticipated in the development of our business.

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

As of March 31, 2019, we had total current assets of $6,052,648. Our total current assets as of March 31, 2019 were comprised of cash in the amount of $5,982,741, net accounts receivable of $19,360, and prepaid expenses and other current assets in the amount of $50,547. Our total current liabilities as of March 31, 2019 were $1,054,234, represented primarily by accounts payable and accrued liabilities of $716,671, an advance of $296,653, related party payable of $5,200 and derivative liability of $35,710. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 3 to our financial statements. As a result, on March 31, 2019, we had a working capital of $4,998,414. We had no long-term liabilities as of March 31, 2019.

Sources of Capital

On August 29, 2018, the Company sold 333,334 shares of its common stock and warrants to purchase 166,667 shares of the Company’s common stock, resulting in proceeds to the Company of $500,000 (“August 2018 Financing”). The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase one half of a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $2.00 per share.

On October 19, 2018, the Company sold 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock, resulting in net proceeds to the Company of $8,350,000 after deducting fees and expenses of the offering (“October 2018 Financing”). The common stock and warrants were sold in units, consisting of a share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $3.00 per share.

On October 19, 2018, the Company also entered into a share exchange agreement with the shareholders of Summit Healthtech, Inc. and issued 6,000,000 shares of the Company’s common stock, valued at $9,000,000, in exchange for all of the outstanding common stock of Summit Healthtech. During the measurement period, which may be up to one year from the acquisition date, the Company cancelled 1,000,000 shares of common stock that had been issued as part of the share exchange agreement.

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

On January 18, 2019, the Company entered into an amendment to the securities purchase agreements from the August 2018 Financing and October 2018 Financing. Pursuant to the amendment, the warrants to purchase the 5,833,333 shares of the Company’s common stock were cancelled, and the investors were issued an additional 16,750,000 shares of the Company’s common stock for no additional consideration. The fair value of the additional shares issued was $9,715,000 and the fair value of the 5,833,333 warrants cancelled was $2,700,000. The difference of $7,015,000 was recorded as a deemed dividend to the investors.

We generated $258,288 in revenue during the fiscal year ended March 31, 2019. After the closing of the revenue generating clinical operations in June 2019, we do not expect to generate any revenue in the near term. We currently have no commitments for any future funding. As of March 31, 2019, we had cash in the amount of $5,982,741. Based on our corporate strategy described above under the heading “Plan of Operations”, our total expenditures for the fiscal year ending March 31, 2020, are expected to be approximately $4,900,000, which is comprised of approximately $3,400,000 of research and development and general operating expenses, and approximately $1,500,000 of strategic partnership investments. Based on our cash balance of $5,982,741 on March 31, 2019, and our estimated total expenditures of approximately $4,900,000 for the 12-month period ending March 31, 2020, we expect to have sufficient funds to operate our business over the next 12 months, and have sole discretion on the amount of cash invested in strategic partnerships, which provides us with an increased ability to manage the Company’s liquidity position. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2019, net cash used in operating activities was $3,665,094 compared to net cash used in operating activities of $2,886,476 for the fiscal year ended March 31, 2018. This increase is due to the additional costs associated with the operations of The Control Center. Net cash used in operating activities during the fiscal year ended March 31, 2019 consisted primarily of a net loss of $13,121,567, offset by $1,470,369 related to stock-based compensation, $7,550,000 in goodwill impairment related to the write-down of The Control Center investment, and changes in working capital. Net cash used in operating activities during the fiscal year ended March 31, 2018 consisted primarily of a net loss of $4,308,997, offset by $1,866,903 related to stock-based compensation, and changes in working capital.

Net Cash Provided By Investing Activities

During the fiscal year ended March 31, 2019, net cash provided by investing activities was $141,545. Net cash provided by investing activities during the fiscal year ended March 31, 2019 of $141,545, represented the cash acquired from the acquisition of Summit Healthtech, Inc., the parent company of The Control Center. There were no investing activities during the fiscal year ended March 31, 2018.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2019, net cash provided by financing activities was $8,850,000 compared to net cash provided by financing activities of $2,390,000 for the fiscal year ended March 31, 2018. Net cash provided by financing activities during the fiscal year ended March 31, 2019, was primarily attributable to $8,850,000 received from the sale of common stock and warrants. Net cash provided by financing activities during the fiscal year ended March 31, 2018 consisted of $2,390,000 received from the sale of common stock and warrants.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended March 31, 2019 are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weakness in our internal control over financial reporting was identified by management as of March 31, 2019:

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended March 31, 2019, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting.

Lack of documented policies and procedures for maintaining legal documents. The Company did not maintain effective controls over certain transactions during the fiscal year as they were not supported by fully executed legal documents.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses and we intend to consider the results of our remediation efforts and conduct related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019, and identified the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	71	November 2018
Richard Celeste	Director	81	January 2019
Dr. Anthony Maida III (1)(2)(3)	Director	67	March 2012
Michael Cavanaugh	Director and Chief Executive Officer	45	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	55	May 2019

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Edward Feighan is currently the Chairman and CEO of Covius LLC, a privately-held firm providing a range of services to the mortgage securitization industry. Mr. Feighan has been an owner and Director of Continental Heritage Insurance Company, an early leader in the cannabis insurance market which provides surety bonds and other insurance solutions to the emerging cannabis markets, for more than twenty years. Previously, Mr. Feighan served as Chairman and CEO of ProCentury Insurance Corporation (NASDAQ: PROS) from its IPO in 2004 until the sale of the company to another public insurance group in 2008. In 1996, Mr. Feighan was the founding CEO of Century Business Services (NYSE: CBZ). Mr. Feighan held elective office in Cleveland, Ohio for twenty consecutive years from 1973 to 1993. After being elected to three terms in the Ohio House of Representatives from 1973 to 1979, Mr. Feighan served a four-year term as a Cuyahoga County Commissioner in the State of Ohio. Subsequently, Mr. Feighan served five terms as a Member of the United States House of Representatives from 1983 to 1993. During those ten years, Mr. Feighan served on the U.S. House Judiciary Committee and Foreign Affairs Committee. Mr. Feighan earned his law degree from Cleveland State University in 1978. The Board believes Mr. Feighan’s extensive operational and executive experience with growth companies pursuing business combination transactions, as well as his fundraising and regulatory insight and public service experience, will provide the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Michael Cavanaugh is currently the Chief Investment Officer of Tower 1, an investment firm focused on private and public investments in a variety of industries. In 2018, Mr. Cavanaugh was Managing Director and Chief Financial Officer of Kaulig Companies, a single member family office with interests in private equity, real estate and wealth management. From 2016 to 2018, Mr. Cavanaugh was Managing Director of Conway MacKenzie, a national turnaround consulting firm, where he established and managed the firm’s Cleveland office and provided interim management and restructuring services to distressed and underperforming businesses. From 2006 to 2009 and 2011 to 2015, Mr. Cavanaugh was an executive with Resilience Capital Partners, a private equity firm focused on special situation control equity investments, where he served in several capacities, including Partner and member of the firm’s Investment Committee and as an officer and director of numerous portfolio companies. From 2005 to 2006, Mr. Cavanaugh was an Attorney with Kaye Scholer where he represented clients in mergers and acquisitions. From 1996 to 1999, Mr. Cavanaugh was an investment banker and special situation investor with Merrill Lynch. Mr. Cavanaugh received a B.A. from Columbia University in 1996, an M.B.A. from the University of Michigan Business School in 2003 and a J.D. from the University of Michigan Law School in 2003. Mr. Cavanaugh is an Attorney, Chartered Financial Analyst (CFA) Charterholder, Certified Public Accountant (CPA), Accredited in Business Valuation (ABV) and Certified Turnaround Professional (CTP). Mr. Cavanaugh previously served on the boards of the Cleveland Metropolitan Bar Association from 2016 to 2019, Thermal Solutions Manufacturing from 2012 to 2015, Hynes Industries from 2014 to 2015, Aero Communications from 2012 to 2015, and North Coast Minerals from 2014 to 2015. The Board believes Mr. Cavanaugh’s extensive finance, legal and corporate governance experience and expertise will be valuable to the Company as it continues to develop its business and grow its operations.

Richard Celeste is Chair of the Board of Health Effects Institute (Boston), Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs) and Vice Chair of the Board of Global Communities (Silver Spring MD). In addition, Mr. Celeste serves on the Boards of Battelle for Kids (Columbus OH) and The Gates Family Foundation (Denver). Mr. Celeste served as the Director of the Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1991 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience, will provide the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Dr. Anthony Maida, III joined our Board of Directors in March 2012. Dr. Maida has served on the Board of Directors of Innovate Biopharma, Inc. since January 2018 and currently serves as the Chair of its Audit Committee and as a member of its Nominating and Corporate Governance Committee. Dr. Maida served on the Board of Directors of Spectrum Pharmaceuticals, Inc. (NASDAQ GS: SPPI) from December 2003 until June 2019, where he served as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Senior Vice President – Clinical Research (from June 2011) at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer. Dr. Maida serves as Principal of Anthony Maida Consulting International (since September 1999), providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide (from August 2010 to June 2011) for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. He was also President (from December 2000 to December 2001) of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. Dr. Maida also served as Vice President of Finance for Lockheed DataPlan, a subsidiary of Lockheed Corporation and Senior Control for Lockheed Missiles and Space, MSD. He has been a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the American Chemical Society and the Society of Immunotherapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California, Davis, in 2010. We believe that his financial and operational experience in our industry provide important resources to our Board.

Richard McKilligan joined the Company in April 2012 as Controller, Counsel and Secretary. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd. He served as Chief Financial Officer, General Counsel and Secretary of Research Solutions, Inc. from 2007 to 2011 and Chief Compliance Officer and Counsel to Bristol Capital Advisors, LLC from 2006 to 2008. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006 and an associate with Hunton Andrews Kurth, LLP in their New York office from 1998 to 2000. Mr. McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago Booth School of Business and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Term of Office

In accordance with our Bylaws, our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Committees of the Board of Directors

On August 24, 2012, our Board of Directors established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee of our Board of Directors consists of only Dr. Maida, who serves as Chairman. Our Board of Directors has determined that the sole member of our Audit Committee is independent within the meaning of applicable SEC rules and Nasdaq Listing Rules, and has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and is financially sophisticated within the meaning of the Nasdaq Listing Rules. The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements and our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing. Our Board of Directors has adopted a written charter for our audit committee, which is available on our website: www.vitality.bio.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Mr. Feighan and Dr. Maida, with Mr. Feighan serving as Chairman. Our Board of Directors has also determined that Mr. Feighan and Dr. Maida are independent within the meaning of applicable Nasdaq Listing Rules. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations. Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website: www.vitality.bio.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Mr. Feighan and Dr. Maida, with Mr. Feighan serving as Chairman. Our Board of Directors has also determined that Mr. Feighan and Dr. Maida are independent within the meaning of applicable Nasdaq Listing Rules. The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website: www.vitality.bio.

Family Relationships

No family relationships exist between any of the directors or executive officers of the Company.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our other employees. The Code of Business Conduct and Ethics is available for review on our website: www.vitality.bio.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, we believe that, during our fiscal year ended March 31, 2019, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) during the fiscal year ended March 31, 2019:

Name	Number of late reports	Transactions not timely reported	Known failures to file a required form

Robert Brooke	-	-	-

Dr. Avtar Dhillon	-	-	-

Edward Feighan	-	-	-

Michael Cavanaugh	-	-	-

Dr. Anthony Maida	-	-	-

Richard Celeste	1	-	-

Joseph LoConti	2	1	-

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2019 and March 31, 2018 for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2019 fiscal year and whose total compensation exceeded $100,000 in our 2019 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Stock Awards (non-cash)		Total ($)

Robert Brooke, Chief Executive Officer (1) (principal executive and financial officer)	2019	184,375	228,555	(2)	412,930

	2018	150,000	238,520	(2)	388,520

(1) As discussed below, Mr. Brooke resigned from the Company and entered into a separation agreement and release with the Company on May 8, 2019.

(2) Includes amortization of an option to purchase 415,000 shares of common stock and a grant of 510,585 shares of restricted commons stock both granted in July 2016 and an option to purchase 50,000 shares of common stock and a grant of 100,000 shares of restricted commons stock both granted in December 2017.

Employment Agreements

On January 31, 2012, our Board of Directors appointed Robert Brooke as our Chief Executive Officer, Secretary, Treasurer, and director. On January 31, 2012, we entered into an Executive Employment Agreement with Mr. Brooke. Under the agreement, Mr. Brooke received an initial annual base salary of $100,000 and is eligible to participate in the benefits made generally available to similarly-situated executives. His annual base salary increased to $125,000 in March 2013 and to $150,000 in July 2013. The agreement further provides that if Mr. Brooke is terminated other than for cause, death or disability, he is entitled to receive severance payments equal to six months of his base salary. If Mr. Brooke terminates his employment with us with good reason following a change of control, Mr. Brooke is entitled to receive severance payments equal to 12 months of his base salary. Severance payments will be reduced by any remuneration paid to Mr. Brooke because of Mr. Brooke’s employment or self-employment during the applicable severance period. The Executive Employment Agreement had an initial term of two years. Mr. Brooke resigned and the Company and Mr. Brooke entered into a separation agreement and release on May 8, 2019 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Brooke agreed to release claims against the Company and is entitled to receive a severance payment equal to six-months’ salary, payable in six equal monthly installments of $18,750, and reimbursement of COBRA payments for up to 12 months.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2019, Mr. Brooke held an option to purchase 40,000 shares of common stock, 10,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 415,000 shares of common stock, 103,750 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017 and January 1, 2018, and 103,750 of which vested on July 1, 2018, an option to purchase 50,000 shares of common stock, 12,500 of which vested and became fully exercisable on June 27, 2018, and December 27, 2018 and 25,000 of which were cancelled upon his resignation.

Compensation of Directors

We have no formal plan for compensating our directors for service in their capacities as director, although directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Mr. Feighan, Mr. Cavanaugh, Dr. Dhillon and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2019. Dr. Avtar Dhillon, the former Chairman of our Board of Directors and of several of our board committees, received total cash compensation of $110,000 for such services during our fiscal year ended March 31, 2019, and Dr. Maida received $32,250 total cash compensation for his services as a director during our fiscal year ended March 31, 2019. Mr. Feighan and Mr. Cavanaugh each received $13,500 total cash compensation for their services as a director during our fiscal year ended March 31, 2019.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2019:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Michael Cavanaugh	$13,500	$-	$-	$13,500

Dr. Avtar Dhillon (1)	$110,000	$245,174	$-	$355,174

Edward Feighan	$13,500	$-	-	$13,500

Dr. Anthony Maida (1)	$32,250	$47,879	$-	$80,129

(1)	As of March 31, 2019, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Dr. Avtar Dhillon held stocks award of 1,025,585 shares of our common stock and option awards to purchase 140,000 shares of our common stock, and (ii) Dr. Anthony Maida, III, held a stock award of 10,000 shares of our common stock and option awards to purchase 142,559 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Vitality Biopharma, Inc., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after July 12, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Dr. Anthony Maida, III (2)	662,559	1.3%
Edward Feighan (3)	3,440,917	6.6
Michael Cavanaugh (4)	1,629,771	3.1
Richard Celeste (5)	500,000	*
Richard McKilligan (6)	745,234	1.4
Current Directors and Executive Officers as a Group (5 persons)	6,978,481	13.3
Joseph LoConti (7)	13,153,063	25.2%

*Less than 1%

(1)	Based on 52,290,147 shares of our common stock issued and outstanding as of July 12, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 10,000 shares of restricted common stock granted to Dr. Maida on July 30, 2012, 3,334 of which vested on January 1, 2013, and 3,333 on each of January 1, 2014 and January 1, 2015, an option to purchase 10,000 shares of common stock, 2,500 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, and an option to purchase 92,559 shares of common stock, 23,140 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017 and January 1, 2018, and 23,139 of which vested on July 1, 2018, and an option to purchase 50,000 shares of common stock, 25,000 of which vested and became fully exercisable on each of June 27, 2018 and December 27, 2018.

(3)	Includes 502,500 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, 100,376 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, 1,402,813 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and options to purchase 750,000 shares of common stock, 375,000 of which shall vest on the date that the Company’s shareholders approve the increase in the number of shares of the Company’s common stock available to be issued under the Company’s 2012 Stock Incentive Plan (the “Approval Date”), 250,000 of the shares shall vest on the later of the one year anniversary of the Approval Date or May 8, 2020, and 125,000 of the shares shall vest on the later of the one year anniversary of the Approval Date or June 27, 2020. Also includes 167,500 shares of the Company’s common stock acquired by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan in connection with a Securities Purchase Agreement dated October 19, 2018, 50,124 shares of the Company’s common stock acquired by the Feighan Fund in connection with a Share Exchange Agreement dated October 19, 2018, and 467,604 shares of the Company’s common stock acquired by the Feighan Fund in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018.

(4)	Includes 50,000 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, 257,500 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, 572,271 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and options to purchase 750,000 shares of common stock, 375,000 of which shall vest on the Approval Date, 250,000 of the shares shall vest on the later of the one year anniversary of the Approval Date or May 8, 2020, and 125,000 of the shares shall vest on the later of the one year anniversary of the Approval Date or June 27, 2020.

(5)	Includes an option to purchase 500,000 shares of common stock, 250,000 of which shall vest on the Approval Date and 250,000 of the shares shall vest on the later of the Approval Date or May 8, 2020.

(6)	Includes an option to purchase 10,000 shares of common stock, 3,333 of which vested and became fully exercisable on each of January 1, 2013 and 2014 and 3,334 of which vested and became fully exercisable on January 1, 2015, an option to purchase 20,000 shares of common stock, 5,000 of which vested and became fully exercisable on each of July 1, 2015, January 1, 2016, July 1, 2016 and January 1, 2017, an option to purchase 20,000 shares of common stock, 5,000 of which vested and became fully exercisable on each of November 21, 2015, May 21, 2016, November 21, 2016 and May 21, 2017, an option to purchase 370,234 shares of common stock, 92,558 of which vested and became fully exercisable on each of January 1, 2017, July 1, 2017, January 1, 2018 and 92,558 of which vested and became fully exercisable on July 1, 2018, an option to purchase 75,000 shares of common stock, 18,750 of which vested and became fully exercisable on each of June 27, 2018 and December 27, 2018, and 18,750 of which vest on each of June 27, 2019 and December 27, 2019, and an option to purchase 250,000 shares of common stock, 125,000 of which shall vest on the Approval Date, and 125,000 of the shares shall vest on the later of the one year anniversary of the Approval Date or June 27, 2020.

(7)	This information is based solely on Amendment No. 2 to Schedule 13D filed on April 2, 2019. Joseph LoConti has reported the sole power to vote and dispose of 7,022,584 shares of the Company’s common stock and the shared power to vote and dispose of 6,130,479 shares of the Company’s common stock. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

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

One World Ranches LLC is jointly-owned by Dr. Avtar Dhillon, the former Chairman of our Board of Directors, and his wife, Diljit Bains. The lease agreement was approved by our Board of Directors while Dr. Avtar Dhillon abstained from voting.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio to purchase certain assets of Percipio for $50,000. The Company’s Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2019, $10,546 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet. The operations of Percipio ceased on April 30, 2019 and the remaining purchase price was written down to zero.

On January 18, 2019, the Company entered into an amendment to the August 2018 and October 2018 securities purchase agreements. Pursuant to the amendment, the warrants issued to Mr. Feighan and Mr. Cavanaugh were cancelled, and they were issued an additional 1,870,417 and 572,291 shares, respectively, of the Company’s common stock for no additional consideration. The fair value of the additional shares, net of the cancelled warrants, was approximately $783,000 and $240,000, respectively, and was recorded as a deemed dividend.

On May 8, 2019 the Company and Mr. Brooke entered into a separation agreement and release on May 8, 2019 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Brooke agreed to release claims against the Company and is entitled to receive a severance payment equal to six-months’ salary, payable in six equal monthly installments of $18,750, and reimbursement of COBRA payments for up to 12 months.

Except as described above, during the fiscal years ended March 31, 2018 and 2019, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Mr. Feighan, Mr. Celeste and Dr. Anthony Maida would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Mr. Cavanaugh would not qualify as “independent” because he currently serves as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2019 and 2018. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2019	2018
Audit Fees	$119,480	$74,983
Audit-Related Fees	-	-
Tax Fees	23,948	20,966
All Other Fees	-	-
Total Fees	$143,428	$95,949

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2019 or 2018.

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

VITALITY BIOPHARMA, INC.

Date: July 15, 2019	By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Cavanaugh as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	July 15, 2019
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	July 15, 2019
Edward Feighan

/s/ Richard Celeste	Director	July 15, 2019
Richard Celeste

/s/ Anthony Maida	Director	July 15, 2019
Dr. Anthony Maida, III

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.1#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.2#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.3	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.4	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.5#	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.)
10.6#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.7	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)

10.8	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.9	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.10	Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
10.11	Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013.)
10.12	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.13	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.14	Securities Purchase Agreement, dated July 26, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.15	Registration Rights Agreement, dated July 26, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.16	Lease Renewal Agreement, dated May 1, 2017, by and between the registrant and One World Ranches LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.)
10.17	Securities Purchase Agreement, dated December 12, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.18	Registration Rights Agreement, dated December 12, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.19	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)
10.20	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.21	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.22	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)
10.23	Separation Agreement and Release, dated May 8, 2019, by and between the registrant and Robert Brooke. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.24#	Third Amendment to Vitality Biopharma, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Vitality Biopharma, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitality Biopharma, Inc. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Los Angeles, California

July 15, 2019

We have served as the Company’s auditor since 2012.

VITALITY BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
Assets

Current Assets
Cash	$5,982,741	$656,290
Accounts receivable, net	19,360	13,843
Prepaid expense and other current assets	50,547	3,058
Prepaid expenses, related party	-	2,600
Total current assets	6,052,648	675,791
Deposits	22,662	-

Total Assets	$6,075,310	$675,791

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$716,671	$200,475
Accounts payable - related party	5,200	-
Advance	296,653	-
Derivative liability	35,710	153,042

Total liabilities	1,054,234	353,517

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 52,290,147 and 24,275,147 shares issued and outstanding, respectively	52,090	24,075
Additional paid-in-capital	47,150,489	22,343,135
Accumulated deficit	(42,181,503)	(22,044,936)
Total stockholders’ equity	5,021,076	322,274
Total liabilities and stockholders’ equity	$6,075,310	$675,791

The accompanying notes are an integral part of these consolidated financial statements

VITALITY BIOPHARMA, INC.

CONSOLDIATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2019	2018

Revenues	$258,288	$102,419

Operating Expenses:
Salaries, costs of outpatient services, and other costs	454,767	77,943
General and administrative	3,650,073	2,492,505
Rent - related party	31,200	30,900
Research and development	1,804,365	1,897,817
Impairment of goodwill and intangible assets	7,550,000	-
Total operating expenses	13,490,405	4,499,165

Loss from operations	(13,232,117)	(4,396,746)

Other income (expenses)
Interest expense	(6,782)	-
Change in fair value of derivative liability	117,332	87,749
Total other income (expense)	110,550	87,749

Net Loss	(13,121,567)	(4,308,997)
Deemed dividend on issuance of shares	(7,015,000)	-
Net loss attributable to common stockholders	$(20,136,567)	$(4,308,997)

Net loss per share - basic and diluted	$(0.61)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	33,001,323	23,121,003

The accompanying notes are an integral part of these consolidated financial statements

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2019 and 2018

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2017	22,215,180	$22,214	$18,088,093	$(17,735,939)	$374,368

Issuance of stock and warrants	1,599,999	1,600	2,388,400	-	2,390,000
Fair value of common stock issued for services	259,968	261	457,414	-	457,675
Common stock issued to employees with vesting terms	200,000	-	416,063	-	416,063
Fair value of vested stock options	-	-	993,165	-	993,165
Net Loss	-	-	-	(4,308,997)	(4,308,997)
Balance, March 31, 2018	24,275,147	24,075	22,343,135	(22,044,936)	322,274

Shares and warrants issued for cash, net	6,000,000	6,000	8,844,000	-	8,850,000
Shares issued for acquisition (net of 1,000,000 shares cancelled)	5,000,000	5,000	7,495,000		7,500,000
Deemed dividend on issuance of shares	16,750,000	16,750	6,998,250	(7,015,000)	-
Fair value of common stock issued for services	265,000	265	348,186	-	348,451
Common stock issued to employees with vesting terms	-	-	356,270	-	356,270
Fair value of vested stock options	-	-	765,648	-	765,648
Net Loss	-	-	-	(13,121,567)	(13,121,567)

Balance, March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2019	2018
Operating activities:
Net loss	$(13,121,567)	$(4,308,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	765,648	993,165
Amortization of common stock issued to employees with vesting terms	348,451	416,063
Fair value of common stock issued for services	356,270	457,675
Depreciation	12,269	-
Impairment of goodwill and intangible assets-provisional	7,550,000	-
Change in fair value of derivative liability	(117,332)	(87,749)
Changes in assets and liabilities:
Accounts receivable	4,561	5,355
Prepaid expense - related party	2,600	(2,600)
Prepaid expense and other current assets	(31,066)	-
Other assets	(22,662)	-
Accounts payable and accrued liabilities	285,881	(173,221)
Accrued compensation – officers and directors	-	(151,667)
Accounts payable – related party	5,200	(34,500)
Advance	296,653	-
Net Cash Used in Operating Activities	(3,665,094)	(2,886,476)

Investing activities:
Cash acquired in business combination	141,545	-
Net Cash Provided by Investing Activities	141,545	-

Financing activities:
Proceeds from sale of common stock and warrants, net	8,850,000	2,390,000
Net Cash Provided by Financing Activities	8,850,000	2,390,000

Net increase (decrease) in cash	5,326,451	(496,476)
Cash - Beginning of Period	656,290	1,152,766

Cash - End of Period	$5,982,741	$656,290
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Fair value of common stock of $7,500,000 issued in acquisition allocated to:
Current assets	$168,046	-
Fixed assets	12,269	-
Costs in excess of net assets acquired	7,550,000	-
Current liabilities assumed	(230,315)	-
Fair value of common stock issued as dividend, net of warrants cancelled	7,015,000	-

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

FISCAL YEARS ENDED MARCH 31, 2019 AND 2018

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007. The Company’s fiscal year end is March 31.

In 2015, the Company developed a new class of cannabinoids known as cannabosides, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies. In 2016, the Company received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides. Currently, we do not have any commercial products and have not yet generated any revenues from our cannabinoid prodrug pharmaceuticals.

In October 2018, the Company acquired Summit Healthtech, Inc., now known as Vitality Healthtech, Inc. and its subsidiary The Control Center, Inc. (collectively, “Summit Healthtech”). Summit Healthtech was formed to establish specialty healthcare clinics focused on treating patients suffering from addiction and dependency issues. In May 2019 the Company decided to close Summit Healthtech due to poor financial and operating performance. Summit Healthtech ceased all operations and closed on June 14, 2019 (See Note 2).

Liquidity

We are currently engaged in the development of cannabinoid prodrug pharmaceuticals, we do not have any commercial products, and have not yet generated significant revenues from sales of products or services. As reflected in the accompanying financial statements, during the year ended March 31, 2019, the Company incurred a net loss of $13,121,567 and used $3,665,094 of cash in our operating activities. During the year ended March 31, 2019, the Company sold a total of 6,000,000 units of common stock and warrants at a purchase price of $1.50 per unit, resulting in net proceeds to the Company of $8,850,000 after deducting fees and expenses of the offering. As of March 31, 2019, we had $5,982,741 of cash on hand, stockholders’ equity of $5,021,076 and had working capital of $4,998,414.

Our total expenditures for the fiscal year ending March 31, 2020, are expected to be approximately $4,900,000, which is comprised of approximately $3,400,000 of research and development and general operating expenses, and approximately $1,500,000 of strategic partnership investments. Given that we have discretion over the amount of cash that we will invest in any strategic partnership or investment and based on the funds we had available on March 31, 2019, we believe that we have sufficient capital to fund our anticipated operating expenses and investment activity for at least one year from the date that the financial statements are issued.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations. Further, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vitality Healthtech, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, estimates inherent in recording purchase price allocation, reserves for accounts receivable, the fair value of equity instruments issued for services, and assumptions used in the valuation of derivative liabilities and the valuation allowance for deferred tax assets.

Revenues

Prior to April 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition , upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was reasonably assured

Effective April 1, 2018, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

The Company’s revenue is comprised of the following:

●	Pharmaceutical operations - Revenue from products, generally from the sale of diagnostic testing kits and chemicals are recognized when the performance obligation of delivering the product is completed, which usually occurs when the Company ships the products. Revenue from the sale of these products was $107,369 and $102,419 during the years ended March 31, 2019 and 2018, respectively.

●	Clinical Operations - Revenue generated from fees for outpatient counselling and services are recognized when patients receive the service. Our contracts with patients generally cover periods ranging from one week to four weeks. Revenue from these services was $150,919 during the year ended March 31, 2019. There were no such revenues during the year ended March 31, 2018.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

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

The allowance for doubtful accounts and returns and discounts is established through a provision reducing the carrying value of receivables. At March 31, 2019 and 2018, the allowance for doubtful accounts and returns and discounts was $30,850 and $30,850, respectively.

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration, if any, is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions.

Goodwill and intangible assets

The Company follows ASC 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts.

Goodwill is the excess of cost of an acquired entity over the fair value of amounts assigned to assets acquired and liabilities assumed in a business combination. Under the guidance of ASC 350, goodwill is not amortized, rather it is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and would be measured as the excess carrying value of goodwill over the derived fair value of goodwill.

For the year ended March 31, 2019, the Company recorded impairment of goodwill and intangible assets of $7,550,000 (See Note 2). For the year ended March 31, 2018, the Company did not record any impairment of goodwill and intangible assets.

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

As of March 31, 2019 and March 31, 2018, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of embedded derivative liabilities of $35,710 and $153,042, respectively (see Note 3). These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the years ended March 31, 2019 and 2018:

	Year ended March 31, 2019	Year ended March 31, 2018
Fair value at beginning of period	$153,042	$240,791
Net change in the fair value of derivative liabilities	(117,332)	(87,749)
Fair value at end of period	$35,710	$153,042

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2019, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

The Company periodically issues unvested (“restricted”) shares of its common stock to employees as equity incentives. The Company’s restricted stock vests upon the satisfaction of a recipient’s service condition, which is satisfied over a period of years. The restricted shares vest over a certain period and remain subject to forfeiture if vesting conditions are not met. The Company values the shares based on the price per share of the Company’s shares at the date of grant and recognizes the value as compensation expense ratably over the vesting period.

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

	March 31,
	2019	2018
Options	3,456,710	3,316,710
Warrants	1,135,003	1,164,422
Total	4,591,713	4,481,132

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

Segments

As of March 31, 2019, the Company operated in two reportable business segments. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. All financial information required by “Segment Reporting” can be found in Note 11 of the accompanying consolidated financial statements.

Concentrations

For the fiscal year ended March 31, 2019, 14%, 11% and 10% of revenue were generated from our three largest customers. For the fiscal year ended March 31, 2018, 10% of revenue was generated from one customer.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in an increase of approximately $200,000 in the assets and liabilities reflected on the Company’s balance sheets.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 on April 1, 2019. The adoption of ASU 2017-11 is not expected to have an impact on the Company’s financial statements and related disclosures because the conversion feature of the Company’s warrants has features other than down round provisions that require the current accounting treatment and classification.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to nonemployee share-based payment accounting. This ASU simplifies the accounting and reporting for share-based payments issued to nonemployees by expanding the scope of ASC 718, Compensation – Stock Compensation, which currently only includes share-based compensation to employees, to also include share-based payments to nonemployees for goods and services. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company plans to adopt ASU 2018-07 on April 1, 2019. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. ACQUISITION AND IMPAIRMENT OF SUMMIT HEALTHTECH

On October 22, 2018, the Company initially issued 6,000,000 shares of the Company’s common stock valued at $9,000,000 in exchange for all of the outstanding common stock of Summit Healthtech, Inc. and its subsidiary The Control Center, Inc. (collectively, “Summit Healthtech”). The shares were value at $1.50 per share based on a contemporaneous private placement offering price. During the measurement period, which may be up to one year from the acquisition date, the Company cancelled 1,000,000 shares of the Company’s common stock that had been issued as part of the acquisition and accordingly, the total purchase price was adjusted to $7,500,000. In connection with the acquisition, the Company entered into an employment agreement with Dr. Arif Karim, the former owner of The Control Center, pursuant to which Dr. Karim was hired as the Chief Medical Officer of Summit Healthtech for a term of three years, with a base salary of $240,000 per year.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. During the period, the Company made a provisional purchase price allocation to reflect the net assets acquired of $180,315 and the net liabilities assumed of $230,315. The excess of the purchase price over identifiable net assets of $7,550,000 was previously recorded as goodwill and intangible assets. At March 31, 2019, the Company determined that projected losses for Summit Healthtech indicated that the fair value of Summit Healthtech was below its carrying value. As a result, 100% of the goodwill and intangible assets of $7,550,000 was recorded as an impairment on the accompanying consolidated statement of operations for the year ended March 31, 2019.

As noted above, in May 2019 the Company determined that it would close Summit Healthtech due to poor financial and operating performance. Costs to close Summit Healthtech, primarily made up of severance and related benefits, totaled approximately $151,500 and will be recognized when incurred. In addition, the employment agreement with Dr. Karim was terminated and the Company is currently negotiating a separation agreement with Dr. Karim.

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Summit Healthtech had been completed on April 1, 2017, the beginning of the comparable prior annual reporting period. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the years ended March 31
	2019	2018
	(unaudited)	(unaudited)
Revenue	$717,378	$876,368
Operating income (loss)	(13,266,648)	(4,621,362)
Net income (loss)	$(22,876,707)	$(4,542,117)
Net income (loss) per share	$(0.69)	$(0.20)

3. DERIVATIVE LIABILITY

In May 2015, the Company issued certain warrants which included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. In addition, the warrants contained an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. As such the Company determined that the warrant fundamental transaction clause and exercise price created a derivative. In accordance with the FASB authoritative guidance, the fair value of the warrants was recognized as a derivative instrument and is re-measured at the end of each reporting period with the change in value reported in the statement of operations.

At March 31, 2017, the balance of the derivative liabilities was $240,791. During the year ended March 31, 2018, the Company recorded a decrease in derivative liability of $87,749. At March 31, 2018, the balance of the derivative liabilities was $153,042. During the year ended March 31, 2019, the Company recorded a decrease in derivative liability of $117,332, and at March 31, 2019, the balance of derivative liabilities was $35,710.

At March 31, 2019 and March 31, 2018, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2019	March 31, 2018
Conversion feature:
Risk-free interest rate	2.63%	1.73-2.27%
Expected volatility	177%	121%
Expected life (in years)	1.13 years	2.15 years
Expected dividend yield	-	-

Fair Value:
Warrant liability	$35,710	$153,042

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

4. STOCKHOLDERS’ EQUITY

Sale of common stock and warrants for cash

During the year ended March 31, 2019, the Company entered into securities purchase agreements pursuant to which the Company sold a total of 6,000,000 units of common stock and warrants at a purchase price of $1.50 per unit, resulting in net proceeds to the Company of $8,850,000 after deducting fees and expenses of the offering. Each unit consisted of one share of common stock and a warrant to purchase between one-half of one share and one share of common stock. Accordingly, 6,000,000 shares of common stock and warrants to purchase 5,833,333 shares of common stock were issued. 166,667 of the warrants had an exercise price of $2.00 per share, and 5,666,666 of the warrants had an exercise price of $3.00 per share. The warrants vested immediately and expire in five years. On January 18, 2019, the Company amended the securities purchase agreements. Pursuant to the amendments, the warrants to purchase the 5,833,333 shares of the Company’s common stock were cancelled, and the investors were issued an additional 16,750,000 shares of the Company’s common stock for no additional consideration. The fair value of the 16,750,000 shares issued was $9,715,000 and the fair value of the 5,833,333 warrants cancelled was $2,700,000. The difference of $7,015,000 was recorded as a deemed dividend to the investors.

During the year ended March 31, 2018, the Company sold a total of 1,599,999 units of common stock and warrants at a purchase price of $1.50 per unit, resulting in proceeds to the Company of $2,390,000. Each unit consisted of one share of common stock and a warrant to purchase one-half of one share of common stock. Accordingly, 1,599,999 shares of common stock and warrants to purchase 800,001 shares of common stock were issued. Each warrant has an exercise price of $2.00 per share, was immediately exercisable, and expires in three years.

Common stock issued for acquisition

On October 19, 2018, the Company issued 6,000,000 shares of the Company’s common stock in exchange for all of the outstanding common stock of Summit Healthtech (See Note 2). In February 2019 and June 2019, the Company cancelled a total of 1,000,000 shares of the Company’s common stock that had been issued as part of the share exchange agreement.

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

In July 2016, the Company issued an aggregate of 1,436,170 shares of its common stock to an officer and a director of the Company, with aggregate fair value of $718,000 at the grant date, and which vested over a period of 2.5 years. During the year ended March 31, 2018, the Company issued additional 200,000 shares of its common stock to the same officer and director, with a fair value of $362,000 at grant date, and which vested over a period of 14 months. At March 31, 2018, the total shares granted to the officer and director were 1,636,170 shares.

During the year ended March 31, 2018, of the total 1,636,170 shares granted to the officer and director, 718,085 shares vested. The remaining 918,085 shares vested during the current year ended March 31, 2019.

The total fair value of the 1,636,170 shares of common stock granted was $1,080,000 and is recognized as stock compensation expense ratably over the vesting terms. During the years ended March 31, 2019 and 2018, total stock-based compensation recognized on the shares granted was $348,451 and $416,063, respectively. At March 31, 2019, there was no unvested compensation related to these awards.

The following table summarizes restricted common stock activity:

	Number of shares	Fair value of shares
Non-vested shares, April 1, 2017	1,436,170	$718,000
Granted	200,000	362,000
Vested	(718,085)	(309,183)
Forfeited	-	-
Non-vested shares, April 1, 2018	918,085	$770,817
Granted	-	-
Vested	(918,085)	(770,817)
Forfeited	-	-
Non-vested shares, March 31, 2019	-	$-

Common stock issued for services

During the year ended March 31, 2019, the Company issued a total of 265,000 shares of common stock to consultants as payment for services and recorded expenses of $348,451 based on the fair value of the Company’s common stock at the issuance date.

During the year ended March 31, 2018, the Company issued a total of 259,968 shares of common stock to three consultants as payment for services and recorded expense of $457,675 based on the fair value of the Company’s common stock at the issuance dates.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2018 and 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance at April 1, 2017	2,820,489	$1.27
Granted	570,000	1.76
Exercised	-
Expired	(48,779)	0.55
Cancelled	(25,000)	0.96
Balance outstanding at March 31, 2018	3,316,710	$1.40
Granted	200,000	1.87
Exercised	-
Expired	(60,000)	2.00
Cancelled	-
Balance outstanding at March 31, 2019	3,456,710	$1.46
Balance exercisable at March 31,2019	3,075,044	$1.19

At March 31, 2019, the 3,456,710 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-date Stock Price
Options Outstanding, March 31, 2019	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	677,500	$1.50-1.95	$1.50-1.95
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,456,710
Options Exercisable, March 31, 2019	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	345,834	$1.50-1.95	$1.50-1.95
	637,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,075,044

Stock options issued during the year ended March 31, 2019

During the year ended March 31, 2019, the Company granted an aggregate of 200,000 options to purchase shares of the Company’s common stock with exercise prices ranging from $1.62 to $1.95 per share to two employees, that expire ten years from the date of grant. The options issued have a vesting period of three years. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 117.91% and 119.34%, (ii) discount rate between 2.79% and 2.98%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of these option grants at their grant dates was approximately $324,000.

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

During the year ended March 31, 2018, the Company also granted one consultant options to purchase 100,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, that expire in ten years from date of grant, and have vesting period of 24 months. The fair value of these options granted to the consultant was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 121.20% (ii) discount rate of 2.62%, (iii) zero expected dividend yield, and (iv) expected life of 6 years. The total fair value of the option grants to the consultant at their grant date was approximately $143,000. The Company re-measures any non-vested options to non-employees to fair value at the end of each reporting period. At March 31, 2018, the fair value of the options was approximately $143,000.

During the years ended March 31, 2019 and 2018, total stock-based compensation expense related to vested stock options was $765,648 and $993,165, respectively. At March 31, 2019, the remaining unamortized cost of the outstanding stock-based awards was approximately $430,000 and will be amortized on a straight-line basis over a weighted average remaining vesting period of 2 years.

6. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2018 and 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at April 1, 2017	372,421	$2.79
Granted	800,001	2.00
Exercised	-	-
Expired/Cancelled	(8,000)	3.40
Balance outstanding at March 31, 2018	1,164,422	$2.19
Granted	5,833,333	2.97
Exercised	-	-
Expired/Cancelled	(5,862,752)	$2.98
Balance outstanding and exercisable at March 31, 2019	1,135,003	$2.19

At March 31, 2019, the 1,135,003 outstanding stock warrants had no intrinsic value.

Stock warrants issued during the year ended March 31, 2019

In August 2018 and October 2018, we issued warrants to purchase an aggregate of 5,833,333 shares of the Company’s common stock with exercise prices ranging from $2.00 to $3.00 per share (see Note 4). These warrants were cancelled in January 2019.

Stock warrants issued during the year ended March 31, 2018

In conjunction with the sale of common stock during the year ended March 31, 2018 (See Note 4), the Company granted to investors warrants to purchase up to 800,001 shares of the Company’s common stock. The warrants are exercisable immediately, have an exercise price of $2.00 per share, and expire on the three-year anniversary of the date of issuance.

The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% of the Company’s common stock.

7. ADVANCE

In July 2018, we received an advance from a third party for $296,653. The nature of the advance was not specified at the time and the third party has failed to respond to our requests for additional information on the advance. At March 31, 2019, the Company has recorded this as an advance and it is included in current liabilities on the accompanying financial statements.

8. INCOME TAXES

The Company has no tax provision for any period presented due to its history of operating losses. Significant components of deferred income tax assets and liabilities at March 31, 2019 and 2018 are presented below. Management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.

At March 31, 2019, we had federal net operating loss carryforwards, or NOLs, of approximately $12,600,000 that are available to offset future federal taxable income and will expire in the years through 2040. Included in these numbers are loss carry-forwards that maybe subject to Section 382 NOL limitations. At March 31, 2019, we had state NOLs of approximately $12,700,000 that will expire if unused through 2040.

Significant components of the Company’s deferred tax assets and liabilities are as follows as of:

	March 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$3,200,000	$3,600,000
Share-based compensation	2,900,000	2,700,000
Research credits	40,000	42,000
Other, net	10,000	27,000
	6,150,000	6,369,000
Less: Valuation allowance	(6,150,000)	(6,369,000)
Net deferred income tax assets (liabilities)	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended
	March 31,
	2019	2018
Federal Statutory tax rate	(21)%	(31)%
State tax, net of federal benefit	(7)%	(6)%
	(28)%	(37)%
Valuation allowance	28%	37%
Effective tax rate	-%	-%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2019, no liability for unrecognized tax benefits was required to be recorded. The Company has a policy of recognizing tax related interest and penalties as additional tax expense when incurred. During the years ended March 31, 2019 and 2018, the Company did not recognize any interest and penalties.

9. RELATED PARTY TRANSACTIONS

On April 23, 2012, the Company entered into a lease agreement (the “Carlson Lease”) with One World Ranches LLC, which is jointly-owned by Dr. Avtar Dhillon, the former Chairman of the Board of Directors of the Company, and his wife. The Carlson Lease began on May 1, 2012 and was extended from May 1, 2017 to May 1, 2020. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. Aggregate payments under the Carlson Lease for the years ended March 31, 2019 and 2018 were $20,800 and $33,500, respectively.

On May 16, 2014, the Company entered into an Asset Purchase Agreement with Percipio Biosciences, Inc. (“Percipio”), a Delaware corporation, to purchase certain assets of Percipio for $50,000. The Company’s former Chief Executive Officer, Robert Brooke, owned 20% of Percipio. At March 31, 2019, $10,500 of the purchase price remains unpaid and is included in accounts payable on the accompanying balance sheet.

Included in the deemed dividend of $7,015,000 (see Note 4) recorded on January 18, 2019, was $1,022,975 related to 2,442,708 shares of the Company’s common stock that we issued to two directors of the Company.

10. COMMITMENTS AND CONTINGENCIES

SEC Subpoena

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. We received subpoenas to produce documents dated December 14, 2016, and January 23, 2017, and additional subpoenas for testimony and any supplemental production of documents dated June 5, 2017 and November 14, 2018. The document requests were primarily in connection with this matter. We have complied with all document requests and the Company’s former CEO provided testimony in April 2019.

Lease

The Control Center, which we acquired in October 2018 (see Note 2) leased its office in Beverly Hills, California under a non-cancellable operating lease that expires in February 2021. The aggregate lease expense for the year ended March 31, 2019 was $59,812.

As of March 31, 2019, the Company’s future minimum rental payments for the office premises due under the non-cancellable operating lease are as follows:

Year ending March 31:
2020	$135,132
2021	139,862
Thereafter	-

Total	$274,994

11. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Research & Development and Clinical Operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Clinical Operations – specialty healthcare clinic focused on treating patients suffering from addiction and dependency

●	Pharmaceutical Operations – research and development primarily related to the Company’s cannabinoid pharmaceuticals

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the year ended March 31, 2019 (Unaudited)
	Clinical Operations	Pharmaceutical Operations	Corporate	Total

Revenues	$150,919	$107,369	$-	$258,288
Cost of revenues	368,126	86,641	-	454,767
General and Administrative	639,472	248,342	2,762,259	3,650,073
Research and Development	-	1,804,365	-	1,804,365
Net loss	(856,679)	(2,031,979)	(10,232,907)	(13,121,567)

Total assets	117,255	27,626	5,930,429	6,075,310
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the year ended March 31, 2018 (Unaudited)
	Clinical Operations	Pharmaceutical Operations	Corporate	Total

Revenues	$-	$102,419	$-	$102,419
Cost of revenues	-	77,943	-	77,943
General and Administrative	-	195,677	2,296,828	2,492,505
Research and Development		1,897,817		1,897,817
Net loss	-	(2,069,018)	(2,239,979)	(4,308,997)

Total assets	-	33,949	641,842	675,791
Capital expenditures for long-lived assets	$-	$-	$-	$-

12. SUBSEQUENT EVENTS

In May 2019, the Company’s Board of directors approved an amendment to the Company’s 2012 Stock Incentive Plan to increase the maximum number of shares issuable thereunder to 10,791,600.

In May 2019 and June 2019, we issued options to purchase 3,250,000 shares of our common stock to two employees and three directors with a fair value of $1.2 million on the grant dates. These options have an exercise price of $0.30 to $0.35 per share, expire ten years from the date of issuance, and vest immediately. The fair value of these options was estimated using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 176.5%, (ii) discount rate of 1.7% to 2.3%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

