Form 10-Q
period 2019-06-30
Vitality Biopharma, Inc.
filed 2019-08-13
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

VITALITY BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Avenue of the Stars, 2nd Floor
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(530) 231-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered*:
Common Stock	VBIO	-

*The Company’s common stock trades with limited liquidity on the grey market. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization who, in turn, distribute the trade data to market data vendors and financial websites.

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

Yes [  ] No [X]

As of August 12, 2019, there were 52,290,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$4,673,908	$5,982,741
Accounts receivable, net	-	19,360
Prepaid expense and other current assets	3,052	50,547
Total current assets	4,676,960	6,052,648

Deposits	22,662	22,662
Operating lease right-of-use asset	217,601	-

Total Assets	$4,917,223	$6,075,310

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$721,488	$716,671
Accounts payable - related party	-	5,200
Advance	296,653	296,653
Operating lease liability, current portion	115,897	-
Derivative liability	11,162	35,710
Total current liabilities	1,145,200	1,054,234

Operating lease liability, net of current portion	102,321	-
Total liabilities	1,247,521	1,054,234

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 52,290,147 shares issued and outstanding	52,090	52,090
Additional paid-in-capital	47,390,394	47,150,489
Accumulated deficit	(43,772,782)	(42,181,503)
Total stockholders’ equity	3,669,702	5,021,076
Total liabilities and stockholders’ equity	$4,917,223	$6,075,310

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Operating expenses:
General and administrative	$852,419	$480,701
Research and development	328,488	573,630
Rent - related party	7,800	7,800
Total operating expenses	1,188,707	1,062,131

Loss from operations	(1,188,707)	(1,062,131)

Other income (expense)
Change in fair value of derivative liability	24,548	(17,393)
Other income	22,907	-
Total other income (expense), net	47,455	(17,393)

Loss from continuing operations	(1,141,252)	(1,079,524)

Loss from discontinued operations	(450,027)	(55,695)

Net loss	$(1,591,279)	$(1,135,219)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)	$(0.04)
Loss from discontinued operations	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	52,290,147	24,290,806

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended June 30, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Fair value of vested stock options	-	-	239,905	-	239,905
Net loss	-	-	-	(1,591,279)	(1,591,279)
Balance as of June 30, 2019 (Unaudited)	52,290,147	$52,090	$47,390,394	$(43,772,782)	$3,669,702

	Three months ended June 30, 2018 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274
Fair value of vested restricted common stock	-	-	106,881	-	106,881
Fair value of vested stock options	-	-	321,420	-	321,420
Fair value of common stock issued for services	37,500	37	49,088	-	49,125
Net loss	-	-	-	(1,135,219)	(1,135,219)
Balance as of June 30, 2018 (Unaudited)	24,312,647	$24,112	$22,820,524	$(23,180,155)	$(335,519)

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(1,591,279)	$(1,135,219)
Net loss from discontinued operation	450,027	55,695
Net loss from continuing operations	(1,141,252)	(1,079,524)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	239,905	321,420
Fair value of vested restricted common stock	-	106,881
Fair value of common stock issued for services	-	49,125
Operating lease expense	30,824	-
Change in fair value of derivative liability	(24,548)	17,393
Changes in operating assets and liabilities:
Prepaid expense and other current assets	34,741	-
Prepaid expense, related party	-	2,600
Accounts payable and accrued liabilities	36,987	147,315
Accounts payable - related party	(5,200)	-
Operating lease liability	(30,207)	-
Net cash used in operating activities- continuing operations	(858,750)	(434,790)
Net cash used in operating activities- discontinued operations	(450,083)	(48,463)

Net cash used in operating activities	(1,308,833)	(483,253)
Net decrease in cash	(1,308,833)	(483,253)

Cash and cash equivalents - beginning of period	5,982,741	656,290
Cash and cash equivalent - end of period	$4,673,908	$173,037

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$252,194	$-

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Liquidity

The Company is engaged in the research and development of cannabinoid prodrug pharmaceuticals and since we do not have any commercial products currently available in the marketplace, the Company has not yet generated significant revenues from sales of products or services. As reflected in the accompanying financial statements, during the three months ended June 30, 2019, the Company incurred a net loss of $1,591,279 and used $1,308,833 of cash in our operating activities. As of June 30, 2019, we had $4,673,908 of cash on hand, stockholders’ equity of $3,669,702 and had working capital of $3,531,760.

Our total expenditures for the year following June 30, 2019, are expected to be approximately $4,600,000, which is comprised of approximately $3,100,000 of research and development and general operating expenses, and approximately $1,500,000 of strategic partnership investments. Given that we have discretion over the amount of cash that we will invest in any strategic partnership or investment and based on the funds we had available on June 30, 2019, we believe that we have sufficient capital to fund our anticipated operating expenses and investment activity for at least one year from the date that the financial statements are issued.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2019 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2019. These financial statements should be read in conjunction with that report.

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

Leases

Prior to April 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective April 1, 2019, the Company adopted the guidance of ASC 842, Leases, (“ASC 842”) which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on April 1, 2019 resulted in the recognition of operating lease right-of-use assets of $248,425, lease liabilities for operating leases of $248,425, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

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

As of June 30, 2019 and March 31, 2019, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $11,162 and $35,710, respectively (see Note 5). These derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our derivative liabilities during the three-month periods ended June 30, 2019 and 2018:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Fair value at beginning of period	$35,710	$153,042
Net change in the fair value of derivative liabilities	(24,548)	17,393
Fair value at end of period	$11,162	$170,435

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2019, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods up to March 31, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended June 30, 2019 or the previously reported financial statements.

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

	Three months ended
	June 30, 2019	June 30, 2018
Options	6,556,710	3,316,710
Warrants	1,135,003	1,135,003
Total	7,691,713	4,451,713

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DISCONTINUED OPERATIONS

In October 2018, the Company acquired Summit Healthtech, Inc. (renamed Vitality Healthtech, Inc.), a specialty healthcare clinic. In addition to Summit Healthcare, the Company sold research diagnostic testing kits (collectively, the Company’s clinical and test kit operations). In May 2019 the Company decided to close its clinical and test kit operations. The clinical and test kit operations meet the discontinued operations criteria and are reported as such in all periods presented on the accompanying condensed consolidated financial statements.

The following table presents the summarized components of loss from discontinued operations for the clinical and test kit operations:

	Three Months Ended June 30,
	2019	2018

Revenue	$44,698	$24,594

Cost of sales	141,419	25,748
Research and development	4,361	13,791
General and administrative	348,945	40,750
Loss from discontinued operations	$(450,027)	$(55,695)

3. OPERATING LEASE

The Company has an operating lease agreement for its office space with a remaining lease term of 20 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Under ASC 842, an operating lease right-of-use (“ROU”) asset and liability is recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The adoption of ASC 842 did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$32,679

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019	$33,783
Weighted average remaining lease term – operating leases (in years)	1.7
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term right-of-use asset	$217,601

Short-term operating lease liability	$115,897
Long-term operating lease liability	102,321
Total operating lease liabilities	$218,218

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending March 31	Operating Lease
2020 (remaining 9 months)	$104,895
2021	128,205
Total lease payments	233,100
Less: Imputed interest/present value discount	(14,882)
Present value of lease liabilities	$218,218

Lease expenses were $34,965 and $7,800 during the three months ended June 30, 2019 and June 30, 2018, respectively.

4. ADVANCE

In July 2018, we received an advance from a third party for $296,653. The nature of the advance was not specified at the time and the third party has failed to respond to our requests for additional information on the advance. At June 30, 2019, the Company has recorded this as an advance and it is included in current liabilities on the accompanying financial statements.

5. DERIVATIVE LIABILITY

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

At March 31, 2019, the balance of the derivative liabilities was $35,710. During the three months ended June 30, 2019, the Company recorded a decrease in derivative liability of $24,548. At June 30, 2019, the balance of the derivative liabilities was $11,162.

At June 30, 2019 and March 31, 2019, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2019	March 31, 2019
Conversion feature:
Risk-free interest rate	1.92%	2.63%
Expected volatility	177%	177%
Expected life (in years)	.88 year	1.13 years
Expected dividend yield	-	-

Fair Value:
Warrant liability	$11,162	$35,710

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

6. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended June 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2019	3,456,710	$1.46
Granted	3,250,000	0.34
Exercised	-
Expired	-	-
Cancelled	(150,000)	1.92
Balance outstanding at June 30, 2019	6,556,710	$0.89
Balance exercisable at June 30, 2019	3,140,878	$1.24

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2019	750,000	$0.30	$0.30
	2,500,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	527,500	$1.50-1.95	$1.50-1.950
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	6,556,710
Options Exercisable, June 30, 2019	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	411,668	$1.50-1.95	$1.50-1.95
	637,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,140,878

During the three months ended June 30, 2019, we expensed total stock-based compensation related to stock options of $239,905, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2019 was approximately $1,010,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At June 30, 2019, the 6,556,710 outstanding stock options had no intrinsic value.

7. WARRANTS

At June 30, 2019, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2019	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at June 30, 2019	1,135,003	$2.19

At June 30, 2019, the 1,135,003 outstanding warrants had no intrinsic value.

8. RELATED PARTY TRANSACTION

On April 23, 2012, the Company entered into a lease agreement with One World Ranches, which is jointly-owned by Dr. Avtar Dhillon, the former Chairman of the Company’s Board of Directors, and his wife, to rent the space being used as the Company’s principal office and laboratory facility. The original term of the lease was from May 1, 2012 to May 1, 2017 and has been extended through May 1, 2020. Aggregate payments under the lease for the three months ended June 30, 2019 and 2018 were $7,800 and $7,800, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed on July 15, 2019, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 15, 2019.

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

Our corporate headquarters is located in Los Angeles, California. As of August 12, 2019, we employed seven full-time employees, including five research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

Our net loss during the three months ended June 30, 2019 was $1,591,279 compared to a net loss of $1,135,219 for the three months ended June 30, 2018. Included in net loss during the three months ended June 30, 2019, our discontinued operations incurred a loss of $450,027, compared to a loss of $55,695 in the 2018 period. We had no revenue from continuing operations during either the 2019 or 2018 period.

During the three months ended June 30, 2019, we incurred general and administrative expenses in the aggregate amount of $852,419 compared to $480,701 incurred during the three months ended June 30, 2018 (an increase of $371,718). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees which increased to $270,875 in the period ending June 30, 2019, as compared to $82,943 in the period ending June 30, 2018.

In addition, during the three months ended June 30, 2019, we incurred research and development costs of $328,488, compared to $573,630 during the three months ended June 30, 2018 (a decrease of $245,142). This decrease resulted from decreased consulting expenses during the 2019 period.

Our discontinued operations incurred a loss of $450,027 during the three months ended June 30, 2019, compared to a loss of $55,695 incurred during the three months ended June 30, 2018 (an increase of $394,332). This increase was attributable to the losses incurred by the Company’s clinical operations in the 2019 period.

During the three months ended June 30, 2019 and June 30, 2018, we incurred related party rent and other costs totaling $7,800.

During the three months ended June 30, 2019, we recorded total net other income in the amount of $47,455, compared to total net other expense recorded during the three months ended June 30, 2018 in the amount of $17,393. During the three months ended June 30, 2019, we recorded a gain related to the change in fair value of derivatives of $24,548, compared to an expense of $17,393 during the 2018 quarter. During the three months ended June 30, 2019, we also recorded other income of $22,907.

This resulted in a net loss of $1,591,279 during the three months ended June 30, 2019 compared to a net loss of $1,135,219 during the three months ended June 30, 2018.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $43,772,782 as of June 30, 2019, and further losses are anticipated in the development of our business.

As of June 30, 2019, we had total current assets of $4,676,960. Our total current assets as of June 30, 2019 were comprised primarily of cash in the amount of $4,673,908. Our total current liabilities as of June 30, 2019 were $1,145,200, represented primarily by accounts payable and accrued liabilities of $721,488, an advance of $296,653, and derivative liability of $11,162. The derivative liability is a non-cash item related to our outstanding warrants, as described in Note 5 to our financial statements. As a result, on June 30, 2019, we had a working capital of $3,531,760.

On November 7, 2018, the SEC suspended the trading of our common stock. Our common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization (“SRO”) and the SRO distributes the trade data to market data vendors and financial websites. Since grey market securities are not traded or quoted on an exchange or inter-dealer quotation system, investor’s bids and offers are not collected in a central spot, so market transparency is diminished and execution of orders is difficult. We are actively pursuing the resumption of ordinary course trading status on the OTCQB or a national exchange.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2019, net cash used in operating activities-continuing operations was $858,750 compared to net cash used in operating activities-continuing operations of $434,790 for the three months ended June 30, 2018. This increase was primarily attributable to an increase in personnel costs and a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the three months ended June 30, 2019 consisted primarily of a net loss of $1,141,252, offset by $239,905 related to stock-based compensation and an increase in accounts payable of $36,987. Net cash used in operating activities-continuing operations during the three months ended June 30, 2018 consisted primarily of a net loss of $1,079,524, offset by $477,426 related to stock-based compensation and an increase in accounts payable of $147,315. For the three months ended June 30, 2019, net cash used in operating activities-discontinued operations was $450,083 compared to net cash used in operating activities-discontinued operations of $48,463 for the three months ended June 30, 2018. This difference was caused by the losses incurred by the Company’s clinical operations.

Net Cash Used in Investing Activities

During the three months ended June 30, 2019 and June 30, 2018, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2019 and June 30, 2018, no net cash was used in or provided by financing activities.

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

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods up to March 31, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended June 30, 2019 or the previously reported financial statements.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2019 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2019, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), including that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended June 30, 2019 are fairly presented, in all material respects, in accordance with GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of June 30, 2019:

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

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended June 30, 2019. As a result, other than the change described here and the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 15, 2019.

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

VITALITY BIOPHARMA, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019

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

