Form 10-Q
period 2019-09-30
Vitality Biopharma, Inc.
filed 2019-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes [  ] No [X]

As of November 13, 2019, there were 50,840,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$3,958,464	$5,982,741
Accounts receivable, net	-	19,360
Prepaid expense and other current assets	19,089	50,547
Total current assets	3,977,553	6,052,648

Deposits	32,662	22,662
Operating lease right-of-use asset	186,322	-

Total Assets	$4,196,537	$6,075,310

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,157,914	$716,671
Accounts payable - related party	-	5,200
Advance	296,653	296,653
Operating lease liability, current portion	118,832	-
Derivative liability	1,796	35,710
Total current liabilities	1,575,195	1,054,234

Operating lease liability, net of current portion	68,723	-
Total liabilities	1,643,918	1,054,234

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 and 52,290,147 shares issued and outstanding, respectively	50,640	52,090
Additional paid-in-capital	47,502,211	47,150,489
Accumulated deficit	(45,000,232)	(42,181,503)
Total stockholders’ equity	2,552,619	5,021,076
Total liabilities and stockholders’ equity	$4,196,537	$6,075,310

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$726,881	$643,274	$1,587,100	$1,123,975
Research and development	294,521	492,041	623,009	1,065,671
Rent – related party	-	7,800	-	15,600
Total operating expenses	1,021,402	1,143,115	2,210,109	2,205,246

Loss from operations	(1,021,402)	(1,143,115)	(2,210,109)	(2,205,246)

Other income (expense)
Change in fair value of derivative liability	9,366	(44,956)	33,914	(62,349)
Other income	617	-	23,524	-
Total other income (expenses), net	9,983	(44,956)	57,438	(62,349)

Loss from continuing operations	(1,011,419)	(1,188,071)	(2,152,671)	(2,267,595)

Loss from discontinued operations	(216,031)	(32,726)	(666,058)	(88,421)

Net loss	$(1,227,450)	$(1,220,797)	$(2,818,729)	$(2,356,016)

Net loss per common share
Loss from continuing operations	$(0.02)	$(0.05)	$(0.04)	$(0.10)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	52,195,581	24,328,136	52,242,606	24,301,786

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three months ended September 30, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2019	52,290,147	$52,090	$47,390,394	$(43,772,782)	$3,669,702
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	110,367	-	110,367
Net loss	-	-	-	(1,227,450)	(1,227,450)
Balance as of September 30, 2019 (Unaudited)	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619

	Three months ended September 30, 2018 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2018	24,312,647	$24,112	$22,820,524	$(23,180,155)	$(335,519)
Issuance of common stock and warrants	333,334	333	499,667		500,000
Fair value of vested restricted common stock	-	-	106,880	-	106,880
Fair value of vested stock options	-	-	462,250	-	462,250
Fair value of common stock issued for services	37,500	38	64,087	-	64,125
Net loss	-	-	-	(1,220,797)	(1,220,797)
Balance as of September 30, 2018 (Unaudited)	24,683,481	$24,483	$23,953,408	$(24,400,952)	$(423,061)

	Six months ended September 30, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	350,272	-	350,272
Net loss	-	-	-	(2,818,729)	(2,818,729)
Balance as of September 30, 2019 (Unaudited)	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619

	Six months ended September 30, 2018 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274
Issuance of common stock and warrants	333,334	333	499,667	-	500,000
Fair value of vested restricted common stock	-	-	213,761	-	213,761
Fair value of vested stock options	-	-	783,670	-	783,670
Fair value of common stock issued for services	75,000	75	113,175	-	113,250
Net loss	-	-	-	(2,356,016)	(2,356,016)
Balance as of September 30, 2018 (Unaudited)	24,683,481	$24,483	$23,953,408	$(24,400,952)	$(423,061)

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net loss	$(2,818,729)	$(2,356,016)
Net loss from discontinued operations	666,058	88,421
Net loss from continuing operations	(2,152,671)	(2,267,595)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	350,272	783,670
Fair value of vested restricted common stock	-	213,761
Fair value of common stock issued for services	-	113,250
Operating lease expense	62,103	-
Change in fair value of derivative liability	(33,914)	62,349
Changes in operating assets and liabilities:
Prepaid expense and other current assets	18,704	(5,000)
Prepaid expense, related party	-	2,600
Deposits	(10,000)	-
Accounts payable and accrued liabilities	473,413	114,198
Accounts payable - related party	(5,200)	7,800
Operating lease liability	(60,870)	-
Net cash used in operating activities- continuing operations	(1,358,163)	(974,967)
Net cash used in operating activities- discontinued operations	(666,114)	(94,643)

Net cash used in operating activities	(2,024,277)	(1,069,610)

Financing activities
Advance from unrelated party	-	250,000
Proceeds from sale of common stock and warrants	-	500,000
Net cash provided by financing activities	-	750,000

Net decrease in cash	(2,024,277)	(319,610)

Cash and cash equivalents - beginning of period	5,982,741	656,290
Cash and cash equivalents - end of period	$3,958,464	$336,680

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$248,425	$-
Cancellation of shares	1,450	-

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Liquidity

The Company is engaged in the research and development of cannabinoid prodrug pharmaceuticals and since we do not have any commercial products currently available in the marketplace, the Company has generated only minimal revenues from sales of products or services. As reflected in the accompanying financial statements, during the six months ended September 30, 2019, the Company incurred a net loss of $2,818,729 and used $2,024,277 of cash in our operating activities. As of September 30, 2019, we had $3,958,464 of cash on hand, stockholders’ equity of $2,552,619 and had working capital of $2,402,358.

Our total expenditures for the year following September 30, 2019, are expected to be approximately $3,500,000, which is comprised of approximately $3,000,000 of research and development and general operating expenses, and approximately $500,000 of strategic partnership investments. Given that we have discretion over the amount of cash that we will invest in research and development and strategic partnership investments, and based on the funds we had available on September 30, 2019, we believe that we have sufficient capital to fund our anticipated operating expenses and investment activity for at least one year from the date that the financial statements are issued.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations  in the event that we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2019 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2019. These financial statements should be read in conjunction with that report.

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

As of September 30, 2019 and March 31, 2019, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $1,796 and $35,710, respectively (see Note 5). These derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our derivative liabilities during the six-month periods ended September 30, 2019 and 2018:

	Six months ended September 30, 2019	Six months ended September 30, 2018
Fair value at beginning of period	$35,710	$153,042
Net change in the fair value of derivative liabilities	(33,914)	62,349
Fair value at end of period	$1,796	$215,391

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2019 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the six months ended September 30, 2019 or the previously reported financial statements.

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

	Six months ended
	September 30, 2019	September 30, 2018
Options	6,546,710	3,456,710
Warrants	1,135,003	1,301,670
Total	7,681,713	4,758,380

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

2. DISCONTINUED OPERATIONS

In October 2018, the Company acquired Summit Healthtech, Inc. (renamed Vitality Healthtech, Inc.), a specialty healthcare clinic. In connection with the acquisition of Summit Healthtech, Inc., the Company issued 1,450,000 shares of its common stock to Dr. Arif Karim, the former owner of the specialty healthcare clinic. Dr. Karim had entered into an employment agreement with Summit Healthtech, Inc. prior to the acquisition. In addition to the clinical operations of Summit Healthcare, Inc., the Company was engaged in the business of selling research diagnostic testing kits (such business, collectively with the clinical operations of Summit Healthcare, Inc., referred to in this Quarterly Report as, the “Company’s clinical and test kit operations”)

In May 2019 the Company decided to close the Company’s clinical and test kit operations. The Company’s clinical and test kit operations meet the discontinued operations criteria and are reported as such in all periods presented on the accompanying condensed consolidated financial statements. During the six months ended September 30, 2019, costs to close the Company’s clinical and test kit operations, primarily made up of severance and related benefits, totaled approximately $165,000, and are included in loss from discontinued operations. On October 30, 2019, we reached a settlement with Dr. Arif Karim, whereby the Company and Dr. Karim released all claims against each other, including any claims under the Executive Employment Agreement between Vitality Healthtech, Inc. and Dr. Karim dated October 12, 2018, and the Share Purchase Agreement by and among The Control Center, Inc., Dr. Karim and Vitality Healthtech, Inc. dated October 12, 2018. In exchange for the releases, the Company paid Dr. Karim $120,000, which is included in the costs to close the Company’s clinical and test kit operations, and the 1,450,000 shares of the Company’s common stock issued to Dr. Karim were cancelled.

The following table presents the summarized components of loss from discontinued operations for the Company’s clinical and test kit operations:

	Three Months Ended September 30,
	2019	2018

Revenue	$-	$38,239

Cost of sales	1,813	14,709
Research and development	-	13,524
General and administrative	214,218	42,732
Loss from discontinued operations	$(216,031)	$(32,726)

	Six Months Ended September 30,
	2019	2018

Revenue	$44,698	$62,833

Cost of sales	143,232	40,457
Research and development	4,361	27,315
General and administrative	563,163	83,482
Loss from discontinued operations	$(666,058)	$(88,421)

3. OPERATING LEASE

The Company has an operating lease agreement for its office space with a remaining lease term of 20 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Under ASC 842, an operating lease right-of-use (“ROU”) asset and liability is recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in lease arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The adoption of ASC 842 did not have a significant impact on our liquidity.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$38,588

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2019	$33,783
Weighted average remaining lease term – operating leases (in years)	1.45
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use asset	$186,322

Short-term operating lease liability	$118,832
Long-term operating lease liability	68,723
Total operating lease liabilities	$187,555

Maturities of the Company’s lease liabilities are as follows:

Year Ending March 31	Operating Lease
2020 (remaining 6 months)	$67,960
2021	128,205
Total lease payments	196,165
Less: Imputed interest/present value discount	(8,610)
Present value of lease liabilities	$187,555

Lease expenses were $46,388 and $7,800 during the three months ended September 30, 2019 and September 30, 2018, respectively.

4. ADVANCE

In July 2018, we received a payment from a third party in the amount of $296,653. The purpose of this payment was not specified at the time it was received, and the third party making such payment has failed to respond to our requests for additional information. We have recorded this payment as an advance and, at September 30, 2019, it is included in current liabilities on the accompanying financial statements.

5. DERIVATIVE LIABILITY

In May 2015, the Company issued certain warrants which included a fundamental transaction provision that could give rise to an obligation to pay cash to the warrant holder. In addition, the warrants contained an anti-dilution provision that allows for the automatic reset of the exercise price of the warrants upon future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current exercise price of the warrants. As such the Company determined that the warrant fundamental transaction provision and exercise price created a derivative instrument. In accordance with the FASB authoritative guidance, the fair value of the warrants was recognized as a derivative instrument and is re-measured at the end of each reporting period with the change in value reported in the statement of operations.

At March 31, 2019, the balance of the derivative liabilities was $35,710. During the six months ended September 30, 2019, the Company recorded a decrease in derivative liability of $33,914. At September 30, 2019, the balance of the derivative liabilities was $1,796.

At September 30, 2019 and March 31, 2019, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2019	March 31, 2019
Conversion feature:
Risk-free interest rate	1.75%	2.63%
Expected volatility	206%	177%
Expected life (in years)	.62 year	1.13 years
Expected dividend yield	-	-

Fair Value:
Warrant liability	$1,796	$35,710

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

6. STOCK OPTIONS

During the six months ended September 30, 2019, the Company granted to directors and employees options to purchase an aggregate of 3,250,000 shares of the Company’s common stock with exercise prices of $0.30 to $0.35 per share, that expire ten years from the date of grant, and all have vesting periods of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions: (i) volatility rate of 176.50%, (ii) discount rate of 1.73%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,026,000.

A summary of the Company’s stock option activity during the six months ended September 30, 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2019	3,456,710	$1.46
Granted	3,250,000	0.34
Exercised	-
Expired	-	-
Cancelled	(160,000)	1.92
Balance outstanding at September 30, 2019	6,546,710	$0.89
Balance exercisable at September 30, 2019	3,190,878	$1.24

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2019	750,000	$0.30	$0.30
	2,500,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	517,500	$1.50-1.95	$1.50-1.950
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	6,546,710
Options Exercisable, September 30, 2019	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	436,668	$1.50-1.95	$1.50-1.95
	662,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,190,878

During the six months ended September 30, 2019, we expensed total stock-based compensation related to stock options of $325,272, and the remaining unamortized cost of the outstanding stock-based awards at September 30, 2019 was approximately $926,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At September 30, 2019, the 6,546,710 outstanding stock options had no intrinsic value.

7. WARRANTS

At September 30, 2019, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2019	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at September 30, 2019	1,135,003	$2.19

At September 30, 2019, the 1,135,003 outstanding warrants had no intrinsic value.

8. COMMITMENTS AND CONTINGENCIES

SEC Subpoena

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. On or about December 10, 2016, we were advised that the SEC staff was conducting (i) a private investigation (a “Private Investigation”) pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) an examination under Section 8(e) of the Securities Act (a “Section 8(e) Examination”) with respect to this Form S-1. The Company has been cooperating fully with the staff of the Enforcement Division of the SEC in connection with these matters. On or about November 14, 2018, we were advised by the staff of the Enforcement Division that, based on the information the staff had as of such date, it was terminating the Section 8(e) Examination but that the Private Investigation would remain open. The Company continues to cooperate in such investigation.

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

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; our ability to have freely-traded stock; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 15, 2019.

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

Company Overview

We are focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides. We will conduct our operations using our own personnel and facilities, through subsidiaries established to conduct such operations, and, as appropriate, through strategic partnerships with other early stage companies that we believe are bringing innovative products and services to market but lack the necessary capital or resources to fully capitalize on their high growth potential. We may provide assistance to such strategic partners through management assistance, loans of capital or equipment or personnel resources, or other arrangements designed to support the operations of our Company.

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

Our corporate headquarters is located in Los Angeles, California. As of November 13, 2019, we employed six full-time employees, including four research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

We have focused our research and development activities on the glycosylation of cannabinoids given their well-known positive effects on the human endocannabinoid system. Our research and development activities originally focused on the glycosylation of CBD and then later expanded into the glycosylation of THC. The use of the cannabinoid THC has been shown to provide substantial anti-inflammatory benefits on the human body, among other benefits, but is limited as a pharmaceutical option given its psychoactive and intoxicating properties. However, by glycosylating THC, we have learned through initial animal studies that the binding of glucose and THC molecules restricts the release of THC into the body’s digestive system until the prodrug reaches the large intestine, at which point the glycoside hydrolase enzymes cleave the glucose from the prodrug and the THC is released in a targeted and restricted manner. Further, we have learned through our initial animal studies that this targeted release of THC, which could be provided in very low doses to achieve physiologically beneficial results, serves as an anti-inflammatory agent in the lower gastrointestinal tract and minimizes the amount of THC absorbed into the blood stream, therefore lessening the psychoactive and intoxicating properties that hinder the broader pharmaceutical use of THC.

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

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial preclinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our preclinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other preclinical research, is anticipated to be completed during the 2nd half of calendar year 2020, subject to the Company securing sufficient additional funding or entering into a strategic partnership with a third party providing the Company with additional capital or research and development resources. After our satisfactory completion of all of the prerequisite preclinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership described above.

In addition to our research and development activities related to our THC-glycoside compounds, we are expanding and diversifying our research and development activities to include the potential safety, efficacy and commercialization of our patented CBD-glycoside compounds. CBD has well-known anti-anxiety, anti-inflammatory and anti-microbial properties, but unlike THC, CBD is non-psychoactive and non-intoxicating. By glycosylating CBD, we can create CBD-glucose compounds that may enable a targeted and concentrated delivery of CBD in the gastrointestinal tract. Currently, we are evaluating the optimal CBD-glycoside delivery mechanism, which may include an aqueous drink formulation since our glycosylation process greatly improves the water solubility of the CBD molecule.

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

Strategic Partnerships

As a complement to our capital intensive and longer duration drug development business, we plan to expand and diversify our corporate strategy to include strategic partnerships with promising early-stage companies that are bringing innovative products and services to market but lack the necessary capital or resources to fully realize their high-growth potential. Given the rapid advancements in science and technology, there are many early-stage life science companies that are approaching key value inflection points but lack the necessary managerial expertise, personnel, patents, funding or equipment to advance their efforts or to bring their medicines, services and technologies to market. Our strategy is to opportunistically fill those unmet needs, including by providing funding and, equally important, to provide our strategic partners with the necessary resources and value-added support to help transform and improve their businesses.

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

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

Our net loss during the three months ended September 30, 2019 was $1,227,450 compared to a net loss of $1,220,797 for the three months ended September 30, 2018. Included in net loss during the three months ended September 30, 2019, our discontinued operations incurred a loss of $216,031, compared to a loss of $32,726 in the 2018 period. We had no revenue from continuing operations during either the 2019 or 2018 period.

During the three months ended September 30, 2019, we incurred general and administrative expenses in the aggregate amount of $726,881 compared to $643,274 incurred during the three months ended September 30, 2018 (an increase of $83,607). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees, most of which were related to the Private Investigation and Section 8(e) Examination, which increased to $290,523 in the period ending September 30, 2019, as compared to $30,193 in the period ending September 30, 2018.

In addition, during the three months ended September 30, 2019, we incurred research and development costs of $294,521, compared to $492,041 during the three months ended September 30, 2018 (a decrease of $197,520). This decrease resulted from decreased consulting expenses during the 2019 period.

Our discontinued operations incurred a loss of $216,031 during the three months ended September 30, 2019, compared to a loss of $32,726 incurred during the three months ended September 30, 2018 (an increase of $183,305). This increase was attributable to the losses incurred by the Company’s clinical operations in the 2019 period.

During the three months ended September 30, 2018, we incurred related party rent and other costs totaling $7,800. We did not incur any related party rent in the 2019 period.

During the three months ended September 30, 2019, we recorded total net other income in the amount of $9,983, compared to total net other expense recorded during the three months ended September 30, 2018 in the amount of $44,956. During the three months ended September 30, 2019, we recorded a gain related to the change in fair value of derivatives of $9,366, compared to an expense of $44,956 during the 2018 quarter. During the three months ended September 30, 2019, we also recorded other income of $617.

This resulted in a net loss of $1,227,450 during the three months ended September 30, 2019 compared to a net loss of $1,220,797 during the three months ended September 30, 2018.

Six Months Ended September 30, 2019 and September 30, 2018

Our loss during the six months ended September 30, 2019 was $2,818,729 compared to a net loss of $2,356,016 for the six months ended September 30, 2018. Included in net loss during the six months ended September 30, 2019, our discontinued operations incurred a loss of $666,058, compared to a loss of $88,421 in the 2018 period as result of the shutting down of the Company’s clinical and test kit operations. We had no revenue from continuing operations during either the 2019 or 2018 period.

During the six months ended September 30, 2019, we incurred general and administrative expenses in the aggregate amount of $1,587,100 compared to $1,123,975 incurred during the six months ended September 30, 2018 (an increase of $463,125). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees, most of which were related to the Private Investigation and Section 8(e) Examination, which increased to $563,944 in the period ending September 30, 2019, as compared to $113,135 in the period ending September 30, 2018 offset by stock-based compensation costs which increased to $350,272 in the period ending September 30, 2019, as compared to $997,431 in the period ending September 30, 2018.

In addition, during the six months ended September 30, 2019, we incurred research and development costs of $623,009, compared to $1,065,671 during the six months ended September 30, 2018 (a decrease of $442,662). This decrease resulted from decreased laboratory and consulting expenses during the 2019 period.

Our discontinued operations incurred a loss of $666,058 during the six months ended September 30, 2019, compared to a loss of $88,421 incurred during the six months ended September 30, 2018 (an increase of $577,637). This increase was attributable to the losses incurred by the Company’s clinical operations in the 2019 period.

During the six months ended September 30, 2018, we incurred related party rent and other costs totaling $15,600. We did not incur any related party rent in the 2019 period.

During the six months ended September 30, 2019, we recorded total net other income in the amount of $57,438, compared to total net other expense recorded during the six months ended September 30, 2018 in the amount of $62,349. During the six months ended September 30, 2019, we recorded a gain related to the change in fair value of derivatives of $33,914, compared to an expense of $62,349 during the 2018 period. This resulted in a net loss of $2,818,729 during the six months ended September 30, 2019 compared to a net loss of $2,356,016 during the six months ended September 30, 2018.

The net loss during the six months ended September 30, 2019 compared to the net loss for the six months ended September 30, 2018 is attributable primarily to the higher legal fees offset by lower stock-based compensation costs in the 2019 period.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $45,000,232 as of September 30, 2019, and further losses are anticipated in the development of our business.

As of September 30, 2019, we had total current assets of $3,977,553. Our total current assets as of September 30, 2019 were comprised primarily of cash in the amount of $3,958,464. Our total current liabilities as of September 30, 2019 were $1,575,195, represented primarily by accounts payable and accrued liabilities of $1,157,914, and the June 2018 payment of $296,653 recorded as an advance in that period. On September 30, 2019, we had working capital of $2,402,358.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2019, net cash used in operating activities-continuing operations was $1,358,163 compared to net cash used in operating activities-continuing operations of $974,967 for the six months ended September 30, 2018. This increase was primarily attributable to an increase in personnel costs and a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the six months ended September 30, 2019 consisted primarily of a net loss of $2,818,729, offset by $350,272 related to stock-based compensation and an increase in accounts payable of $473,413. Net cash used in operating activities-continuing operations during the six months ended September 30, 2018 consisted primarily of a net loss of $2,356,016, offset by $997,431 related to stock-based compensation and an increase in accounts payable of $114,198. For the six months ended September 30, 2019, net cash used in operating activities-discontinued operations was $666,114 compared to net cash used in operating activities-discontinued operations of $94,643 for the six months ended September 30, 2018. This difference was caused by the losses incurred by the Company’s clinical operations.

Net Cash Used in Investing Activities

During the six months ended September 30, 2019 and September 30, 2018, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2019, no net cash was used in or provided by financing activities. During the six months ended September 30, 2018, net cash provided by financing activities was $750,000, consisting of $500,000 in proceeds from the sale of common stock and warrants and $250,000 from an advance from an unrelated party.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended September 30, 2019 or the previously reported financial statements.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the September 30, 2019 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2019, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, including that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended September 30, 2019 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of September 30, 2019:

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

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended September 30, 2019. As a result, other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2019

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

