Form 10-Q
period 2019-12-31
Vitality Biopharma, Inc.
filed 2020-02-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 13, 2020, there were 50,840,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$3,123,400	$5,982,741
Accounts receivable, net	-	19,360
Prepaid expense and other current assets	13,195	50,547
Total current assets	3,136,595	6,052,648

Deposits	32,662	22,662
Operating lease right-of-use asset	154,580	-

Total Assets	$3,323,837	$6,075,310

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$977,022	$716,671
Accounts payable - related party	-	5,200
Advance	296,653	296,653
Operating lease liability, current portion	115,852	-
Derivative liability	85	35,710
Total current liabilities	1,389,612	1,054,234

Operating lease liability, net of current portion	34,619	-
Total liabilities	1,424,231	1,054,234

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 and 52,290,147 shares issued and outstanding, respectively	50,640	52,090
Additional paid-in-capital	47,644,493	47,150,489
Accumulated deficit	(45,795,527)	(42,181,503)
Total stockholders’ equity	1,899,606	5,021,076
Total Liabilities and Stockholders’ Equity	$3,323,837	$6,075,310

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	506,926	839,522	2,094,026	1,963,497
Research and development	241,840	96,340	864,849	1,162,011
Rent – related party	-	7,800	-	23,400
Total operating expenses	748,766	943,662	2,958,875	3,148,908

Loss from operations	(748,766)	(943,662)	(2,958,875)	(3,148,908)

Other income (expense)
Change in fair value of derivative liability	1,711	162,908	35,625	100,559
Interest earned	529	-	529	-
Other income	-	-	23,524	-
Total other income, net	2,240	162,908	59,678	100,559

Loss from continuing operations	(746,526)	(780,754)	(2,899,197)	(3,048,349)

Loss from discontinued operations	(48,769)	(427,817)	(714,827)	(516,238)

Net loss	$(795,295)	$(1,208,571)	$(3,614,024)	$(3,564,587)

Net loss per common share
Loss from continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.11)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	50,840,147	32,741,120	51,773,420	26,559,259

The accompanying notes are an integral part of these condensed financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Three months ended December 31, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of September 30, 2019	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619
Fair value of vested stock options	-	-	142,282	-	142,282
Net loss	-	-	-	(795,295)	(795,295)
Balance as of December 31, 2019 (Unaudited)	50,840,147	$50,640	$47,644,493	$(45,795,527)	$1,899,606

	Nine months ended December 31, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	492,554	-	492,554
Net loss	-	-	-	(3,614,024)	(3,614,024)
Balance as of December 31, 2019 (Unaudited)	50,840,147	$50,640	$47,644,493	$(45,795,527)	$1,899,606

	Three months ended December 31, 2018 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of September 30, 2018	24,683,481	$24,483	$23,953,408	$(24,400,952)	$(423,061)
Issuance of common stock and warrants	5,666,666	5,667	8,344,333		8,350,000
Shares issued for Summit Healthtech acquisition	6,000,000	6,000	8,994,000		9,000,000
Fair value of vested restricted common stock	-	-	106,881	-	106,881
Fair value of vested stock options	-	-	(159,659)	-	(159,659)
Fair value of common stock issued for services	130,000	130	202,670	-	202,800
Net loss	-	-	-	(1,208,571)	(1,208,571)
Balance as of December 31, 2018 (Unaudited)	36,480,147	$36,280	$41,441,633	$(25,609,523)	$15,868,390)

	Nine months ended December 31, 2018 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274
Issuance of common stock and warrants	6,000,000	6,000	8,844,000	-	8,850,000
Shares issued for Summit Healthtech acquisition	6,000,000	6,000	8,994,000		9,000,000
Fair value of vested restricted common stock	-	-	320,642	-	320,.642
Fair value of vested stock options	-	-	624,011	-	624,011
Fair value of common stock issued for services	205,000	205	315,845	-	316,050
Net loss	-	-	-	(3,564,587)	(3,564,587)
Balance as of December 31, 2018 (Unaudited)	36,480,147	$36,280	$41,441,633	$(25,609,523)	$15,868,390

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2019	2018

Cash flows from Operating Activities
Net loss	$(3,614,024)	$(3,564,587)
Net loss from discontinued operations	714,827	516,238
Net loss from continuing operations	(2,899,197)	(3,048,349)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	492,554	624,011
Fair value of vested restricted common stock	-	320,642
Fair value of common stock issued for services	-	316,050
Operating lease expense	93,845	-
Change in fair value of derivative liability	(35,625)	(100,559)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	24,598	(20,256)
Prepaid expense, related party	-	2,600
Deposits	(10,000)	-
Accounts payable and accrued liabilities	292,521	151,387
Accounts payable - related party	(5,200)	5,200
Operating lease liability	(97,954)	-
Net cash used in operating activities- continuing operations	(2,144,458)	(1,749,274)
Net cash used in operating activities- discontinued operations	(714,883)	(686,390)

Net cash used in operating activities	(2,859,341)	(2,435,664)

Cash flows from Investing Activities
Cash provided by continuing operations	-	-
Cash provided by discontinued operations	-	141,545
Net cash provided by investing activities	-	141,545

Cash flows from Financing Activities
Advance from unrelated party	-	250,000
Proceeds from sale of common stock and warrants	-	8,850,000
Net cash provided by financing activities	-	9,100,000

Net increase (decrease) in cash	(2,859,341)	6,805,881

Cash and cash equivalents - beginning of period	5,982,741	656,290
Cash and cash equivalents - end of period	$3,123,400	$7,462,171

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$248,425	$-
Cancellation of shares	1,450	-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock of $9,000,000 issued in Summit Healthtech acquisition allocated to:
Current assets	$-	$168,046
Fixed assets	$-	$12,269
Costs in excess of net assets acquired	$-	$9,050,000
Current liabilities assumed	$-	$(230,315)

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

Liquidity

The Company is engaged in the research and development of cannabinoid prodrug pharmaceuticals and since we do not have any commercial products currently available in the marketplace, the Company has generated only minimal revenues from sales of products or services. As reflected in the accompanying financial statements, during the nine months ended December 31, 2019, the Company incurred a net loss of $3,614,024 and used $2,859,341 of cash in our operating activities. As of December 31, 2019, we had $3,123,400 of cash on hand, stockholders’ equity of $1,899,606 and had working capital of $1,746,983.

Our total expenditures for the year following December 31, 2019, are expected to be approximately $3,000,000, which is comprised of research and development and general operating expenses. Given that we have discretion over the amount of cash that we will invest in research and development and strategic partnership investments, and based on the funds we had available on December 31, 2019, we believe that we have sufficient capital to fund our anticipated operating expenses and investment activity for at least one year from the date that the financial statements are issued.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity in the near term, we will require additional financing to fund further development of our pharmaceutical prodrugs and carry out our business plan. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2019 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2019. These financial statements should be read in conjunction with that report.

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

As of December 31, 2019 and March 31, 2019, the Company’s balance sheet includes Level 3 liabilities comprised of the fair value of derivative liabilities of $85 and $35,710, respectively (see Note 5). These derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. The following table sets forth a summary of the changes in the estimated fair value of our derivative liabilities during the nine-month periods ended December 31, 2019 and 2018:

	Nine months ended December 31, 2019	Nine months ended December 31, 2018
Fair value at beginning of period	$35,710	$153,042
Net change in the fair value of derivative liabilities	(35,625)	100,559
Fair value at end of period	$85	$52,483

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2019 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions is measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the nine months ended December 31, 2019 or the previously reported financial statements.

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

	Nine months ended
	December 31, 2019	December 31, 2018
Options	6,546,710	3,456,710
Warrants	1,135,003	1,301,670
Total	7,681,713	4,758,380

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning April 1, 2023 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DISCONTINUED OPERATIONS

In October 2018, the Company initially issued 6,000,000 shares of the Company’s common stock valued at $9,000,000 in exchange for all of the outstanding common stock of Summit Healthtech, Inc. (renamed Vitality Healthtech, Inc.) and its subsidiary, The Control Center, Inc. (collectively, “Summit Healthtech”). The shares were valued at $1.50 per share based on a contemporaneous private placement offering price. Included in the 6,000,000 shares of common stock issued for the acquisition of Summit Healthtech were 1,450,000 shares issued to Dr. Arif Karim, the former owner of The Control Center, Inc. Dr. Karim had entered into an employment agreement with Summit Healthtech, Inc. prior to the acquisition by the Company.

The Company accounted for the acquisition of Summit Healthtech as a business combination in accordance ASC 805 “Business Combinations” and made a provisional purchase price allocation to reflect the net assets acquired of $180,315 and the net liabilities assumed of $230,315. The excess of the purchase price over identifiable net assets of $9,550,000 was recorded as goodwill and intangible assets. Subsequent to December 31, 2018, the Company cancelled 1,000,000 shares of the Company’s common stock that had been issued as part of the acquisition and accordingly, the total purchase price was adjusted to $7,500,000 and the excess of the purchase price over identifiable net assets was adjusted to $7,550,000. At March 31, 2019, the Company determined that projected losses for Summit Healthtech indicated that the fair value of Summit Healthtech was below its carrying value, and 100% of the goodwill and intangible assets of $7,550,000 was recorded as an impairment.

In addition to the clinical operations of Summit Healthcare, Inc., the Company was engaged in the business of selling research diagnostic testing kits (such business, collectively with the clinical operations of Summit Healthcare, Inc., referred to in this Quarterly Report as, the “Company’s clinical and test kit operations”).

In May 2019 the Company decided to close the Company’s clinical and test kit operations. The Company’s clinical and test kit operations meet the discontinued operations criteria and are reported as such in all periods presented on the accompanying condensed consolidated financial statements. During the nine months ended December 31, 2019, costs to close the Company’s clinical and test kit operations, primarily made up of severance and related benefits, totaled approximately $165,000, and are included in loss from discontinued operations. On October 30, 2019, the Company reached a settlement with Dr. Arif Karim, whereby the Company and Dr. Karim released all claims against each other, including any claims under the Executive Employment Agreement between Vitality Healthtech, Inc. and Dr. Karim dated October 12, 2018, and the Share Purchase Agreement by and among The Control Center, Inc., Dr. Karim and Vitality Healthtech, Inc. dated October 12, 2018. In exchange for the releases, the Company paid Dr. Karim $120,000, which is included in the costs to close the Company’s clinical and test kit operations, and the 1,450,000 shares of the Company’s common stock issued to Dr. Karim were cancelled.

The following table presents the summarized components of loss from discontinued operations for the Company’s clinical and test kit operations:

	Three Months Ended December 31,
	2019	2018

Revenue	$-	$94,823

Cost of sales	-	313,285
Research and development	-	15,870
General and administrative	48,769	193,485
Loss from discontinued operations	$(48,769)	$(427,817)

	Nine Months Ended December 31,
	2019	2018

Revenue	$44,698	$157,656

Cost of sales	143,232	353,742
Research and development	4,361	43,185
General and administrative	611,932	276,967
Loss from discontinued operations	$(714,827)	$(516,238)

3. OPERATING LEASE

The Company has an operating lease agreement for its office space with a remaining lease term of 14 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$44,900

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended December 31, 2019	$33,783
Weighted average remaining lease term – operating leases (in years)	1.2
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use asset	$154,580

Short-term operating lease liability	$115,852
Long-term operating lease liability	34,619
Total operating lease liabilities	$150,471

Maturities of the Company’s lease liabilities are as follows:

Year Ending March 31	Operating Lease
2020 (remaining 3 months)	$34,177
2021	128,205
Total lease payments	162,382
Less: Imputed interest/present value discount	(11,911)
Present value of lease liabilities	$150,471

Lease expenses were $44,990 and $37,092 during the three months ended December 31, 2019 and December 31, 2018, respectively.

4. ADVANCE

In July 2018, we received a payment from a third party in the amount of $296,653. To date, the Company has not confirmed the nature of this payment. We have recorded this payment as an advance and, at December 31, 2019, it is included in current liabilities on the accompanying financial statements.

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

At March 31, 2019, the balance of the derivative liabilities was $35,710. During the nine months ended December 31, 2019, the Company recorded a decrease in derivative liability of $35,625. At December 31, 2019, the balance of the derivative liabilities was $85.

At December 31, 2019 and March 31, 2019, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2019	March 31, 2019
Conversion feature:
Risk-free interest rate	1.56%	2.63%
Expected volatility	221%	177%
Expected life (in years)	.37 year	1.13 years
Expected dividend yield	-	-

Fair Value:
Warrant liability	$85	$35,710

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

6. STOCK OPTIONS

During the nine months ended December 31, 2019, the Company granted to directors and employees options to purchase an aggregate of 3,250,000 shares of the Company’s common stock with exercise prices of $0.30 to $0.35 per share, that expire ten years from the date of grant, and all have vesting periods of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions: (i) volatility rate of 176.50%, (ii) discount rate of 1.73%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,026,000.

A summary of the Company’s stock option activity during the nine months ended December 31, 2019 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2019	3,456,710	$1.46
Granted	3,250,000	0.34
Exercised	-
Expired	-	-
Cancelled	(160,000)	1.92
Balance outstanding at December 31, 2019	6,546,710	$0.89
Balance exercisable at December 31, 2019	3,246,711	$1.24

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, December 31, 2019	750,000	$0.30	$0.30
	2,500,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	517,500	$1.50-1.95	$1.50-1.950
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	6,546,710
Options Exercisable, December 31, 2019	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	492,501	$1.50-1.95	$1.50-1.95
	662,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,246,711

During the nine months ended December 31, 2019, we expensed total stock-based compensation related to stock options of $492,554, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2019 was approximately $721,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At December 31, 2019, the 6,546,710 outstanding stock options had no intrinsic value.

7. WARRANTS

At December 31, 2019, warrants to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2019	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2019	1,135,003	$2.19

At December 31, 2019, the 1,135,003 outstanding warrants had no intrinsic value.

8. COMMITMENTS AND CONTINGENCIES

SEC Private Investigation

On August 19, 2016, the Company filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. On or about December 10, 2016, we were advised that the Enforcement Division of the SEC (the “Enforcement Division”) was conducting (i) a private investigation (a “Private Investigation”) pursuant to Section 20(a) of the Securities Act and Section 21(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) an examination under Section 8(e) of the Securities Act (a “Section 8(e) Examination”) with respect to this Form S-1. On or about November 14, 2018, we were advised by the staff of the Enforcement Division that, based on the information the staff had as of such date, it was terminating the Section 8(e) Examination. The Company continues to cooperate in connection with the Private Investigation.

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

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; our ability to have freely-traded stock; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on July 15, 2019.

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

Our corporate headquarters is located in Los Angeles, California. As of February 13, 2020, we employed six full-time employees, including four research professionals working in our office and laboratory space in Yuba City, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

Cannaboside Prodrugs

A prodrug is a compound that, after administration, is metabolized into a pharmacologically active drug. Prodrugs are often designed to improve drug properties and reduce known or expected toxicities and adverse side effects. By using our proprietary enzymatic bioprocessing technologies, our research team has developed a novel family of prodrugs by combining cannabinoid and glucose molecules. The resulting compounds, known as cannabosides, have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. The advantages of cannabosides may include: (i) administration in a convenient oral formulation, (ii) targeted delivery with release in the colon or large intestine, (iii) improved stability with limited degradation or drug metabolism, and (iv) delayed release enabling longer-lasting effects and fewer administrations by patients.

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

Furthermore, we have expanded our research and development activities to explore the antimicrobial benefits of THC, specifically medications that slow the growth and kill the bacteria Clostrioides difficile (“C diff”). C diff is a potentially life-threatening gastrointestinal infection often spread in health care facilities such as hospitals and nursing homes. Hospitalized patients receiving antibiotics are particularly susceptible to developing a harmful level of C diff since antibiotics frequently kill healthy bacteria, thus leaving the unhealthy bacteria including C diff to colonize and grow unchecked in their gastrointestinal tract, resulting in microbial dysbiosis. Currently the Company is constructing a development plan for its antimicrobial THC-based drug and exploring the possibility of pursuing an FDA 505(b)(2) expedited drug approval pathway. However, since we do not presently have, nor do we expect in the near future to have, material revenue to pursue FDA 505(b)(2) regulatory approval for this drug, we will need to obtain any necessary funding from external sources, which the Company does not anticipate obtaining, if at all, until such time as the Company’s stock resumes trading in the ordinary course or the Private Investigation is concluded.

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

Strategic Partnerships

As a complement to our capital intensive and longer duration drug development business, we continue to explore the advisability and feasibility of entering into strategic partnerships with promising early-stage companies that are bringing innovative products and services to market but lack the necessary capital or resources to fully realize their high-growth potential. Given the rapid advancements in science and technology, there are many early-stage life science companies that are approaching key value inflection points but lack the necessary managerial expertise, personnel, patents, funding or equipment to advance their efforts or to bring their medicines, services and technologies to market. This strategy would allow us to opportunistically fill those unmet needs, by providing our strategic partner with the necessary funding and value-added support to help transform and improve their businesses.

Strategic partnerships may enable us to expand our network of researchers, clinicians, and medical professionals and provide us with an opportunity to allocate our cash, personnel, equipment, proprietary information and other resources into a diversified collection of assets that strengthen and complement our drug development initiatives. Subject to having sufficient capital, we will target strategic partnerships that provide unique technological or human capital attributes that are well-positioned to provide us with a more diversified cash flow profile that complements our capital-intensive drug development operations.

Intellectual Property

In September 2015, we filed our first provisional U.S. patent application entitled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, which described novel CBD-glycosides and THC-glycosides along with methods of production through enzymatic biosynthesis. In October 2015, we filed our second provisional U.S. patent application that added CBDV-glycosides as additional cannabisodes, plus added numerous methods of use claims for our cannabinoid-glycosides. In July 2016, we filed our third provisional U.S. patent application that significantly expanded on the cannabinoid substrates for glycosylation by adding (i) the phytocannabinoid cannabinol (CBN), (ii) the endocannabinoids anandamide, 2-AG, 1-AG, and synaptamide, and (iii) the vanilloids capsaicin, vanillin, and curcumin. In September 2016, one year after the filing of our first provisional patent, our non-provisional cannabinoid glycoside patent was filed, which included all prior material plus additional data derived from our ongoing research and laboratory studies. This expanded international patent application was filed under the Patent Cooperation Treaty system, which included 79 patent claims covering nearly 200 individual compounds, including our THC and CBD prodrugs. In March and April 2018, this application was filed for national and regional prosecution in major pharmaceutical markets worldwide, including the United States, Canada, Mexico, Europe, China, Japan, Australia, New Zealand and Brazil. The prosecutions of these applications are ongoing.

In May 2017, we filed a U.S. patent application entitled “Antimicrobial Compositions Comprising Cannabinoids and Methods of Using the Same”, which described compositions and methods of use involving cannabinoids and cannabinoid-glycosides that provide antimicrobial activity to treat microbial infections in the intestines, including Clostridioides difficile (C diff) infections. In May 2018, one year after filing the provisional U.S. patent, we filed a non-provisional U.S. patent for the use of cannabinoids and cannabinoid-glycosides to deliver cannabinoids to the gastrointestinal tract to treat C diff infections. In May 2019, this application was filed for national and regional prosecution in major pharmaceutical markets worldwide, including the United States, Canada, Europe, and Israel.

On January 14, 2020, the Company was granted its first patent with the United States Patent and Trademark Office (Patent No. US 10,533,205 B1) for “Kaurenoic Acid Glycoside Precursors and Methods of Synthesis”, which covers novel glycoside molecules related to steviol glycoside sweetener biosynthesis (“KA patent”). The Company’s KA Patent was the first application of the Company’s glycosylation platform and served as a foundational building block for the development of its current cannabinoid glycoside intellectual property, and demonstrates the Company’s ability to successfully develop and patent novel intellectual property.

Results of Operations

Three Months Ended December 31, 2019 and December 31, 2018

Our net loss during the three months ended December 31, 2019 was $795,295 compared to a net loss of $1,208,571 for the three months ended December 31, 2018. Included in net loss during the three months ended December 31, 2019, our discontinued operations incurred a loss of $48,769, compared to a loss of $427,817 in the 2018 period. We had no revenue from continuing operations during either the 2019 or 2018 period.

During the three months ended December 31, 2019, we incurred general and administrative expenses in the aggregate amount of $506,926 compared to $839,522 incurred during the three months ended December 31, 2018 (a decrease of $332,596). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period relates to a reduction in our consulting fees, which were $0 in the period ending December 31, 2019, as compared to $240,076 in the period ending December 30, 2018.

In addition, during the three months ended December 31, 2019, we incurred research and development costs of $241,840, compared to $96,340 during the three months ended December 31, 2018 (an increase of $145,500). This increase resulted from the gain recorded during the 2018 period related to stock compensation of $229,350.

Our discontinued operations incurred a loss of $48,769 during the three months ended December 31, 2019, compared to a loss of $427,817 incurred during the three months ended December 30, 2018 (a decrease of $379,048). This decrease was attributable to the losses incurred by the Company’s clinical operations in the 2018 period, which losses were substantially reduced in the 2019 period as result of the closure of the Company’s clinical and test kit operations.

During the three months ended December 31, 2018, we incurred related party rent and other costs totaling $7,800. We did not incur any related party rent in the 2019 period.

During the three months ended December 31, 2019, we recorded total net other income in the amount of $2,240, compared to total net other income recorded during the three months ended December 31, 2018 in the amount of $162,908. During the three months ended December 31, 2019, we recorded a gain related to the change in fair value of derivatives of $1,711, compared to a gain of $162,908 during the 2018 quarter. During the three months ended December 31, 2019, we also recorded interest income of $529. We did not earn any interest income in the 2018 period.

This resulted in a net loss of $795,295 during the three months ended December 31, 2019 compared to a net loss of $1,208,571 during the three months ended December 31, 2018.

Nine Months Ended December 31, 2019 and December 31, 2018

Our loss during the nine months ended December 31, 2019 was $3,614,024 compared to a net loss of $3,564,587 for the nine months ended December 31, 2018. Included in net loss during the nine months ended December 31, 2019, our discontinued operations incurred a loss of $714,827, compared to a loss of $516,238 in the 2018 period as result of the closure of the Company’s clinical and test kit operations. We had no revenue from continuing operations during either the 2019 or 2018 period.

During the nine months ended December 31, 2019, we incurred general and administrative expenses in the aggregate amount of $2,094,026 compared to $1,963,497 incurred during the nine months ended December 31, 2018 (an increase of $130,529). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees, most of which were related to the Private Investigation and Section 8(e) Examination, which increased to $637,530 in the period ending December 31, 2019, as compared to $204,715 in the period ending December 31, 2018 offset by stock-based compensation costs which decreased to $304,760 in the period ending December 31, 2019, as compared to $593,227 in the period ending December 31, 2018.

In addition, during the nine months ended December 31, 2019, we incurred research and development costs of $864,849, compared to $1,162,011 during the nine months ended December 31, 2018 (a decrease of $297,162). This decrease resulted from a reduction in laboratory and consulting expenses during the 2019 period.

Our discontinued operations incurred a loss of $714,827 during the nine months ended December 31, 2019, compared to a loss of $516,238 incurred during the nine months ended December 31, 2018 (an increase of $198,589). This increase was attributable to the losses incurred by the Company’s clinical operations in the 2019 period.

During the nine months ended December 31, 2018, we incurred related party rent and other costs totaling $23,400. We did not incur any related party rent in the 2019 period.

During the nine months ended December 31, 2019, we recorded total net other income in the amount of $59,678, compared to total net other income recorded during the nine months ended December 31, 2018 in the amount of $100,559. During the nine months ended December 31, 2019, we recorded a gain related to the change in fair value of derivatives of $35,625, compared to a gain of $100,559 during the 2018 period.

This resulted in a net loss of $3,614,024 during the nine months ended December 31, 2019 compared to a net loss of $3,564,587 during the nine months ended December 31, 2018. The net loss during the nine months ended December 31, 2019 compared to the net loss for the nine months ended December 31, 2018 is attributable primarily to the higher legal fees offset by lower stock-based compensation costs in the 2019 period.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $45,795,527 as of December 31, 2019, and further losses are anticipated in the development of our business.

As of December 31, 2019, we had total current assets of $3,136,595. Our total current assets as of December 31, 2019 were comprised primarily of cash in the amount of $3,123,400. Our total current liabilities as of December 31, 2019 were $1,389,612, represented primarily by accounts payable and accrued liabilities of $977,022, and the June 2018 payment of $296,653 recorded as an advance in that period. On December 31, 2019, we had working capital of $1,746,983.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2019, net cash used in operating activities-continuing operations was $2,144,458 compared to net cash used in operating activities-continuing operations of $1,749,274 for the nine months ended December 31, 2018. This increase was primarily attributable to an increase in legal fees and a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the nine months ended December 31, 2019 consisted primarily of a net loss of $3,614,024, offset by $492,554 related to stock-based compensation and an increase in accounts payable of $292,521. Net cash used in operating activities-continuing operations during the nine months ended December 31, 2018 consisted primarily of a net loss of $3,564,587, offset by $944,653 related to stock-based compensation and an increase in accounts payable of $151,387. For the nine months ended December 31, 2019, net cash used in operating activities-discontinued operations was $714,883 compared to net cash used in operating activities-discontinued operations of $686,390 for the nine months ended December 31, 2018. This difference was caused by the losses incurred by the Company’s clinical operations.

Net Cash Provided by Investing Activities

During the nine months ended December 31, 2019, no net cash was provided by investing activities-continuing operations. During the nine months ended December 31, 2018, cash provided by investing activities–discontinued operations was $141,545 and was attributable to cash acquired from the acquisition of Summit Healthtech.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2019, no net cash was used in or provided by financing activities. During the nine months ended December 31, 2018, net cash provided by financing activities was $9,100,000, consisting of $8,850,000 in proceeds from the sale of common stock and warrants and $250,000 from an advance from an unrelated party.

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

Share-Based Payments

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions is measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended December 31, 2019 or the previously reported financial statements.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the December 31, 2019 reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in our internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our condensed financial statements for the interim period ended December 31, 2019 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses identified by management as of December 31, 2019:

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

Changes in Internal Control over Financial Reporting

We are currently considering adding additional independent members to our board of directors and adding accounting personnel to our staff in connection with the ongoing efforts to remediate the material weaknesses described above, but no specific progress has been made on these goals or other remediation efforts during the three months ended December 31, 2019. As a result, other than the ongoing remediation efforts identified above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934†

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934†

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.

