Form 10-K
period 2020-03-31
Vitality Biopharma, Inc.
filed 2020-06-29
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020 or

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

As of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,091,568, based on the closing price of $0.12 for the registrant’s common stock as quoted on the OTC Markets Group’s OTCQB tier (“OTCQB”) on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of June 26, 2020, there were 50,840,147 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I

Item 1. Business

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us”, and “our” refer to Vitality Biopharma, Inc., a Nevada corporation formed on June 29, 2007 and formerly known as Legend Mining Inc. and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to Vitality Biopharma, Inc.

Vitality Biopharma is a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides. We conduct our operations using our own personnel and facilities with the support of third-party resources to advance our drug development programs.

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

Our corporate headquarters is located in Los Angeles, California. As of June 26, 2020, we employed five full-time employees, including three research professionals working in our office and laboratory space in Rocklin, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our pre-clinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other pre-clinical research, is anticipated to be completed during the 2nd half of calendar year 2021, subject to the Company securing sufficient additional funding or entering into a strategic partnership. After our satisfactory completion of all of the prerequisite pre-clinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership.

In addition to our research and development activities related to our THC-glycoside compounds, we are expanding and diversifying our research and development activities to include the potential safety, efficacy and commercialization of our patented CBD-glycoside compounds. CBD has well-known anti-anxiety, anti-inflammatory and anti-microbial properties, but unlike THC, CBD is non-psychoactive and non-intoxicating. By glycosylating CBD, we can create CBD-glucose compounds that may enable a targeted and concentrated delivery of CBD in the gastrointestinal tract. Currently we are evaluating the optimal CBD-glycoside delivery mechanism, which may include an aqueous drink formulation since our glycosylation process significantly improves the water solubility of the CBD molecule.

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

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States, with additional layers of regulation from other federal, state and local agencies. The Federal Food, Drug, and Cosmetic Act governs most of the requirements for the development and marketing of our pharmaceutical products. The FDA’s drug approval process is extensive, generally including: pre-clinical animal studies of drug safety, efficacy and dosing, submission and approval of an Investigational New Drug (IND) application, clinical studies in humans to determine safety, efficacy and dosing (Phase 1 – 3 studies), submission and approval of a New Drug Application (NDA), and additional post-approval requirements. Failure to comply with any FDA-requirements may result in the FDA refusing to approve our application.

The DEA establishes procedures and monitors research and development activities of “controlled substances” subject to the Controlled Substances Act. Our research and development activities focus on cannabinoids, particularly THC and CBD derived from the cannabis plant, which the DEA has classified as Schedule I substances. Schedule I substances are defined as drugs with no currently accepted medical use and a high potential for abuse. In May 2019, the DEA informed us that it had determined that they consider our VBX-100 prodrug a Schedule I substance. As a result, any developing, testing, manufacturing, or clinical studies involving our VBX-100 prodrug, and by inference potentially all of our THC-glycoside molecules, are required to be properly licensed by the DEA and adhere to strict diversion control standards. Our current research and development efforts involving our THC-glycoside molecules are conducted at our Rocklin laboratory, which holds a DEA-issued Controlled Substance Registration Certificate for “Research” that expires on May 31, 2021 and is renewable on an annual basis. Our research and development activities are also approved by and operated in compliance with the State of California’s Research Advisory Panel, which is a division of the California Department of Justice that oversees research performed within the state using DEA Schedule I and II substances.

Orphan Drug Designation

In January 2018, we filed a request with the FDA’s Office of Orphan Products Development (OOPD) for an Orphan Drug Designation of our VBX-100 prodrug for the treatment of pediatric ulcerative colitis. In March 2018, the OOPD denied our request based, in part, on the FDA’s decision to no longer grant Orphan Drug Designation status to drugs for pediatric subpopulations of common diseases (i.e., diseases or conditions with an overall prevalence of over 200,000), unless the use of the drug in the pediatric subpopulation meets the regulatory criteria for an orphan subset, or the disease in the pediatric subpopulation is considered a different disease from the disease in the adult population.

However, in December 2019, we received a letter from the OOPD informing us that the FDA has determined that the Company may be eligible for pediatric-subpopulation designation because we submitted our original request for an Orphan Drug Designation before the guidance Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases was finalized in July 2018.

As a result, in May 2020, we filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018, which included, among other things (1) support for the prevalence of pediatric ulcerative colitis; (2) our scientific rationale for the specific animal models used in our pre-clinical animal studies; and (3) more comprehensive supporting documentation for the use of VBX-100 in pediatric patients with ulcerative colitis. As of the date of the filing of this annual report, we have not received feedback from the OOPD on our response letter seeking to be granted an Orphan Drug Designation status for our VBX-100 prodrug.

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

In January 2020, the USPTO granted our first patent entitled “Kaurenoic Acid Glycoside Precursors and Methods of Synthesis”, which demonstrates the validity of our glycosylation platform to produce novel and patentable glycoside molecules and serves as a foundational building block for the Company’s subsequent research of glycosylated cannabinoids.

In March 2020, we filed an international patent application under the Patent Cooperation Treaty system entitled “Novel Cannabinoid Glycosides and Uses Thereof” that expands upon our 2016 patent filings covering glycosylated cannabinoids. Our new 2020 patent filings cover additional novel CBD and THC-glycosides and include research data supporting the improved characteristics and commercial production strategies for these new molecules.

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

Competition

The Company operates in a highly competitive and dynamic market environment, frequently against much larger and better capitalized competitors. Currently, the Company’s cannabinoid prodrug development program competes against many well-capitalized, multinational pharmaceutical drug manufacturers that are developing, producing and marketing pharmaceutical drugs for the treatment of IBD and IBS. Additionally, an increasing number of cannabinoid drug manufacturers are entering the market with cannabinoid-based drug development programs to treat a wide range of diseases, which could include IBD and IBS. Our expectation is that competition from traditional pharmaceutical drug developers and non-traditional cannabinoid-based drug developers will continue to increase over the next 12 months.

The Control Center

In October 2018, we acquired The Control Center, a Beverly Hills addiction clinic owned by Dr. Arif Karim, in connection with the Company’s plan to develop a clinical services business unit. In connection with this acquisition, we assembled a team of physicians, psychologists and other medical professionals in order to provide specialty care services to patients suffering from addiction and dependency issues, with a particular focus on the use of cannabinoids for opiate reduction treatment protocols. Unfortunately, due to the poor financial and operating performance of The Control Center following its acquisition, the Company decided to close The Control Center effective June 2019, and entered into agreements with Dr. Karim pursuant to which the Company paid $120,000 to Dr. Karim and the 1,450,000 shares of the Company’s common stock issued to Dr. Karim were cancelled.

As of the date of this annual report, The Control Center had no assets, operations or employees, and its only remaining contractual obligation is a lease agreement with Douglas Emmett 2008, LLC for office space located at 8383 Wilshire Boulevard, Suite 228, Beverly Hills, California that expires on February 28, 2021.

Stock Relisting and Liquidity

On November 7, 2018, the SEC temporarily suspended the trading of the Company’s common stock on the OTCQB marketplace. The Company’s common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization who, in turn, distribute the trade data to market data vendors and financial websites. Since the suspension of the Company’s common stock in November 2018, we have made relisting our common stock on the OTCQB or another national exchange a top corporate priority and, as a result, have expended significant resources to accomplish this critically-important goal.

On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. As of result, the Company is currently working with a broker-dealer to file a Form 211 with the Financial Industry Regulatory Authority (FINRA) to resume quotations on the OTCQB; however, there are no assurances that FINRA will accept our application and that the Company will resume trading in the ordinary course on the OTCQB.

Since inception, the Company has funded its operations primarily through equity and debt financings. However, it would currently be very challenging for the Company to raise significant capital through an equity financing because of our “grey market” trading status. Therefore, it is critical that the Company resumes trading status on the OTCQB or another national exchange in order to raise additional capital to fund our continued operations. If we cannot resume ordinary course trading status or raise additional capital, then we will be forced to delay, scale back or eliminate some or all of our operations, including our pre-clinical prodrug development initiatives for VBX-100. Although we cannot determine if and when a relisting would occur, we continue to actively pursue a relisting of our common stock and are fully committed to taking all steps necessary to successfully complete the relisting process and provide our Company with access to new capital through equity financings and higher levels of liquidity to execute on our corporate initiatives to create shareholder value.

Employees

As of June 26, 2020, we employed five full-time employees, including three research professional working in our office and laboratory space in Rocklin, California. We also have engaged the services of scientific and regulatory consultants to assist with our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower and variable overhead cost structure.

Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $2,500 per month under a lease agreement that expires on March 31, 2021. Prior to its closure in June 2019, The Control Center had operated in leased office space located at 8383 Wilshire Boulevard, Suite 228, Beverly Hills, California 90211, which requires a lease payment of approximately $11,500 per month, under a lease agreement that expires on February 28, 2021. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

For the fiscal year ended March 31, 2020, the Company incurred a net loss of $4,365,355 and used $3,590,516 of cash in our operating activities. We have incurred losses since inception, resulting in an accumulated deficit of $46,546,858 as of March 31, 2020. We expect to incur further losses as we continue to develop our business. We have not yet received significant revenues from sales of products or services, and have recurring losses from operations, and further losses are anticipated in the development of our business.

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

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings. Our ability to raise capital is presently negatively impacted by the “grey market” trading status of our shares. If we do issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Over the 12 months following March 31, 2020, we expect our total operating expenditures to be approximately $1,600,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our operational expenses may increase substantially during our current fiscal year if we pursue an expansion of our current operational goals and research and development activities. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. In addition, weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including, but not limited to, Biogen, Teva Neuroscience, Pfizer, Purdue Pharma, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Arena Pharmaceuticals, Corbus Pharmaceuticals, Trait Biosciences, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications and commercial applications.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. In order to conserve our cash resources, we have significantly scaled back our product research and development efforts such that we are almost exclusively focused on pursing the orphan drug designation approval. We only recently commenced operations in the development of pharmaceutical products and have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

The coronavirus pandemic is adversely affecting and will continue to adversely affect our business.

The coronavirus pandemic is adversely affecting, and is expected to continue to adversely affect, our operations by limiting our employees’ ability to perform their jobs due to social distancing and other safety measures. In addition, since inception, the Company has funded its operations primarily through equity and debt financings. In the event that the coronavirus pandemic has an adverse financial effect on our potential sources of financing, our operations would be negatively affected. The coronavirus pandemic may also make it more difficult for us to pursue capital through alternative sources, such as collaborations or other similar arrangements, since we expect that many potential strategic partners are either suffering financially or operationally as a result of the coronavirus pandemic or are focused on the development of treatment therapies or vaccines for the coronavirus. The duration and breadth of the coronavirus pandemic is uncertain and, as a result, while we expect it to have an adverse effect on our business, financial condition and operations, the ultimate impact cannot be reasonably estimated at this time.

We may not be able to manage our expansion of operations effectively.

Assuming we are able to attract additional capital, we may seek to expand our operations. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train qualified personnel. Our management will also be required to develop relationships with customers, suppliers and other third parties. Our current and planned operations, personnel, systems, and internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to hire and retain qualified personnel, we may not be able to implement our business plan.

As of June 26, 2020, we employed five full-time employees, including three professionals dedicated to research and development. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities, and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have no sales, marketing or distribution capabilities. We intend to build these capabilities internally, as needed, and also to pursue collaborative arrangements regarding the sales and marketing of our products, including steps necessary to commercialize our pharmaceutical products. However, we may be unable to establish or maintain any such collaborative arrangements, or if able to do so, they may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sales and marketing of our cannabinoid products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may be unable to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

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

In January 2018, we filed a request with the FDA’s Office of Orphan Products Development (OOPD) for an Orphan Drug Designation of our VBX-100 prodrug for the treatment of pediatric ulcerative colitis, which was denied in March 2018. However, in December 2019, we received a letter from the OOPD informing us that the FDA has determined that the Company may be eligible for pediatric-subpopulation designation because we submitted our original request for an Orphan Drug Designation before the guidance Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases was finalized in July 2018. In May 2020, we filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018.

While we have sought orphan drug designation for our products, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or EMA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we may never receive such designation, or there may be a delay in receiving such designation that would impact our expected timeframe for clinical development.

We are largely dependent on the success of our products, which are still in pre-clinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in pre-clinical development. Our business substantially depends on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional pre-clinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or European Medicines Agency (EMA) regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we are not certain that any of our product candidates will be successfully developed or commercialized.

Because the results of pre-clinical testing are not necessarily predictive of future results, our products may not have favorable results in our planned clinical trials.

Any positive results from our pre-clinical testing of our products may not necessarily be predictive of the results from our planned clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development, and we cannot be certain that we will not face similar setbacks. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and, correspondingly, our business and financial prospects, would be materially adversely affected.

Failures or delays in the completion of our pre-clinical studies or the commencement and completion of our clinical trials could result in increased costs to us and could delay, prevent or limit our ability to generate revenue and continue our business.

To date, we have not completed our pre-clinical animal studies or commenced any clinical trials. Successful completion of such pre-clinical animal studies and clinical trials is a prerequisite to submitting an NDA to the FDA or a marketing authorization application (MAA) to the EMA. Clinical trials are expensive, difficult to design and implement, can take many years to complete and their outcomes are uncertain. A product candidate can unexpectedly fail at any stage of clinical development. The historic failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We are not permitted to market our product candidates in the United States or the European Union until we receive approval of an NDA from the FDA or an MAA from the EMA, respectively, or in any foreign countries until we receive the requisite approval from such countries. Prior to submitting an NDA to the FDA or an MAA to the EMA for approval of our product candidates we will need to complete our ongoing pre-clinical studies, as well as Phase 1, Phase 2 and Phase 3 clinical trials. We are still conducting pre-clinical studies and have not yet commenced our clinical program or tested any product in humans. We plan to submit NDAs for our products to the FDA upon completion of all requisite clinical trials. Successfully initiating and completing our clinical program and obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

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

● the FDA or EMA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that our products’ clinical and other benefits outweigh their safety risks;

● the FDA or EMA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;

● the FDA or EMA may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

● if and when our NDAs or MAAs are submitted to the FDA or EMA, as applicable, the regulatory agency may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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

Because our products will contain compounds considered to be Schedule I substances, to conduct pre-clinical studies and clinical trials with our products in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to procure necessary materials from suppliers, and to handle and dispense our products. If the DEA delays or denies the grant of a research registration to one or more research sites, the pre-clinical studies or clinical trials could be significantly delayed, and we could lose and be required to replace clinical trial sites, resulting in additional costs.

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

Until November 2018, our common stock was quoted on the OTCQB. From and after November 21, 2018, our common stock is now trading on the “grey market,” where trading is moderated by a broker and done between consenting individuals. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions. A sufficient market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially and there can be no assurance that our common stock will ever resume trading on the OTCQB or on any other exchange.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of June 26, 2020, 50,840,147 were outstanding and 11,870,760 were reserved for issuance under our stock incentive plan or outstanding options, warrants or other convertible securities. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of June 26, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 38.3% of our outstanding shares of common stock. Accordingly, our directors, executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $2,500 per month under a lease agreement that expires on March 31, 2021. Prior to its closure in June 2019, The Control Center had operated in leased office space located at 8383 Wilshire Boulevard, Suite 228, Beverly Hills, California 90211, which requires a lease payment of approximately $11,500 per month, under a lease agreement that expires on February 28, 2021. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

	High	Low

Fiscal 2019
First Quarter ended June 30, 2018	1.81	1.10
Second Quarter ended September 30, 2018	2.25	1.41
Third Quarter ended December 31, 2018	2.11	0.04
Fourth Quarter ended March 31, 2019	0.65	0.45

Fiscal 2020
First Quarter ended June 30, 2019	0.53	0.18
Second Quarter ended September 30, 2019	1.61	0.10
Third Quarter ended December 31, 2019	0.15	0.05
Fourth Quarter ended March 31, 2020	0.09	0.01

Transfer Agent

The transfer agent and registrar for our common stock is Island Stock Transfer, Inc., 15500 Roosevelt Blvd., Suite 301, Clearwater, Florida 33760.

Holders of Common Stock

As of June 26, 2020, there were 74 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 3, 2012, our Board of Directors approved and adopted the Stevia First Corp. 2012 Stock Incentive Plan (as amended, the “2012 Plan”), and a majority of stockholders of the Company executed a written consent approving and adopting the 2012 Plan. In February 2013, our Board of Directors approved, and on April 11, 2013, at our 2013 annual stockholder meeting our stockholders approved, an amendment to the 2012 Plan to, among other things, increase the number of shares of our common stock available for issuance thereunder from 5,000,000 to 10,000,000 shares. In March 2014, our Board of Directors approved, and on June 9, 2014, at our 2014 annual stockholder meeting our stockholders approved, a second amendment to the 2012 Plan to increase the number of shares of our common stock available for issuance thereunder from 10,000,000 to 18,000,000 shares. On May 4, 2016, our Board of Directors and stockholders of the Company, holding a majority of the outstanding shares of our common stock, executed joint written consents in lieu of a special meeting approving the amendment of the 2012 Plan by increasing the number of shares of the Company’s Common Stock available for issuance under the 2012 Plan from 1,800,000 (after adjusting for the Reverse Split) to 3,600,000 and adding an evergreen provision that, on January 1 of each year, increases the number of the Company’s common shares available for issuance under the 2012 Plan by a number equal to 10% of the number of shares of Common Stock previously available for issuance under the 2012 Plan (the “Evergreen Provision”). In May 2019, the Company’s Board of Directors approved an amendment to the Company’s 2012 Stock Incentive Plan to increase the maximum number of shares issuable thereunder to 10,791,600 from 4,791,600.

Except as listed in the table below, as of March 31, 2020, we do not have any equity-based plans, including individual compensation arrangements, that have not been approved by our stockholders.

The following table provides information as of March 31, 2020 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,791,600	$1.10	-
Equity compensation plans not approved by security holders	1,755,110	$0.33	5,324,050

Total	6,546,710	$0.89	5,324,050

(1)	As of March 31, 2020, 5,324,050 shares of our common stock remained available for future issuance pursuant to the 2012 Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2019 and 2020 appearing elsewhere in this annual report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Plan of Operations

We are a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides.

We believe our internally-developed cannabosides or cannabinoid-glycoside prodrugs will be converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 25 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use.

We are developing our most promising THC-glycoside (VBX-100) as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our pre-clinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other pre-clinical research, is anticipated to be completed during the 2nd half of calendar year 2021, subject to the Company securing sufficient additional funding or entering into a strategic partnership. After our satisfactory completion of all of the prerequisite pre-clinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership.

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

Our corporate headquarters is located in Los Angeles, California. As of June 26, 2020, we employed five full-time employees, including three research professionals working in our office and laboratory space in Rocklin, California. We also have engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

Critical Accounting Policies

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumption by management include, among others, reserves for accounts receivables, estimates inherent in recording purchase price allocations, the fair value of equity instruments issued for services, assumptions used in the valuation of derivative liabilities, and the valuation allowance for deferred tax assets.

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and shares of restricted common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. In prior periods through March 31, 2019, the Company accounted for share-based payments to non-employees in accordance with ASC 505-50, Equity - Based Payments to Non-Employees, whereby the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. On April 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions are measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of the standard did not have a material impact on our financial statements.

Revenue

The Company’s revenue recognition policies will follow the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Results of Operations

Fiscal Years Ended March 31, 2020 and March 31, 2019

The following table sets forth our results of operations for the years ended March 31, 2020 and 2019.

	Year Ended March 31,
	2020		2019

Operating Expenses:	$		$

General and Administrative		2,680,217		2,792,703
Research and development		1,009,894		1,742,919
Rent - related party		2,600		31,200
Loss from operations		(3,692,711)		(4,566,822)

Other income
Change in fair value of derivative liability		35,710		117,332
Interest earned		1,248		-
Other income		23,524		-

Loss from continuing operations		(3,632,229)		(4,449,490)
Loss from discontinued operations		(733,126)		(8,672,077)

Net loss		$(4,365,355)		$(13,121,567)

Our net loss during the fiscal year ended March 31, 2020 was $4,365,355 compared to a net loss of $13,121,567 for the fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2020, we incurred general and administrative expenses in the aggregate amount of $2,680,217 compared to $2,792,703 incurred during the fiscal year ended March 31, 2019. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. These costs include those associated with the development of our organizational capabilities as a biotechnology company, including costs such as legal and advisory fees related to intellectual property development as well as legal fees related to the SEC Investigation. During the fiscal year ended March 31, 2020, we incurred research and development costs of $1,009,894 compared to $1,742,919 incurred during the fiscal year ended March 31, 2019. During the fiscal year ended March 31, 2020, we incurred related party rent of $2,600 compared to $31,200 incurred during the fiscal year ended March 31, 2019.

Included in general and administrative expenses and research & development expenses above for the fiscal year ended March 31, 2020, is stock-based compensation totaling $626,668 compared to $1,121,918 incurred during the fiscal year ended March 31, 2019.

This resulted in a loss from continuing operations of $3,632,229 during the fiscal year ended March 31, 2020 compared to a loss from continuing operations of $4,449,490 during the fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2020, the loss from discontinued operations was $733,126 compared to a loss from discontinued operations for the fiscal year ended March 31, 2019 of $8,672,077. For the year ended March 31, 2020, discontinued operations included $44,698 of revenue and $777,824 of expenses, including $630,231 of general and administrative expenses and $143,232 of cost of sales. For the year ended March 31, 2019, discontinued operations included $258,288 of revenue and $8,930,365 of expenses, including $882,806 of general and administrative expenses and $454,767 of cost of sales. We also recorded an impairment of the goodwill and intangible assets of $7,550,000 in discontinued operations during the fiscal year ended March 31, 2019. No such impairment was recorded in the fiscal year ended March 31, 2020.

During the fiscal year ended March 31, 2020, we recorded net other income in the amount of $23,524. No other income was recorded during the fiscal year ended March 31, 2019. We recorded a gain related to the change in fair value of derivatives of $35,710 during the fiscal year ended March 31, 2020, compared to a gain of $117,332 during the fiscal year ended March 31, 2019. We reported a net loss of $4,365,355 during the fiscal year ended March 31, 2020 compared to a net loss of $13,121,567 during the fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2019, we also recorded a deemed dividend on issuance of shares in the amount of $7,015,000. No such deemed dividend was recorded during the fiscal year ended March 31, 2020.

The decrease in net loss attributable to common stockholders during the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019 in an amount equal to $15,771,212 is primarily due to: (i) the deemed dividend of $7,015,000 in fiscal 2019, and (ii) a higher loss from discontinued operations, including the impairment of goodwill and intangible assets of $7,938,951 in fiscal 2019.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $46,546,858, and further losses are anticipated in the development of our business.

The continuation of our business is dependent upon us raising additional capital and eventually attaining and maintaining profitable operations. We do not have any firm commitments for future capital. We do not presently have, nor do we expect in the near future to have, material revenue to fund our business from our operations, and we will need to obtain all of our necessary funding from external sources in the near term. We may not be able to obtain additional financing on commercially reasonable or acceptable terms, when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we may be required to sell, delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

As of March 31, 2020, we had total current assets of $2,407,891. Our total current assets as of March 31, 2020 were comprised of cash in the amount of $2,392,225 and prepaid expenses and other current assets in the amount of $15,666. Our total current liabilities as of March 31, 2020 were $1,284,860, represented primarily by accounts payable and accrued liabilities of $862,528 and an advance of $296,653. As a result, on March 31, 2020, we had a working capital of $1,123,031. We had no long-term liabilities as of March 31, 2020.

Sources of Capital

On August 29, 2018, the Company issued 333,334 shares of its common stock and warrants to purchase 166,667 shares of the Company’s common stock in exchange for $500,000 (“August 2018 Financing”). The common stock and warrants were issued in units, each unit consisting of one share of common stock and a warrant to purchase one half of a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $2.00 per share.

On October 19, 2018, the Company issued 5,666,666 shares of its common stock and warrants to purchase 5,666,666 shares of the Company’s common stock in exchange for $8,350,000 after deducting fees and expenses of the offering (“October 2018 Financing”). The common stock and warrants were issued in units, each unit consisting of one share of common stock and a warrant to purchase a share of common stock, at a price of $1.50 per unit, with an exercise price for the warrants of $3.00 per share.

On October 19, 2018, the Company also entered into a share exchange agreement with the shareholders of Summit Healthtech, Inc. and issued 6,000,000 shares of the Company’s common stock, valued at $9,000,000, in exchange for all of the outstanding common stock of Summit Healthtech. The parties subsequently agreed to cancel the 2,450,000 shares of common stock that had been issued as part of the share exchange agreement, and the total consideration was adjusted to $7,500,000.

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

On November 7, 2018, the SEC temporarily suspended the trading of the Company’s common stock on the OTCQB marketplace. The Company’s common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization who, in turn, distribute the trade data to market data vendors and financial websites. Since the suspension of the Company’s common stock in November 2018, we have made relisting our common stock on the OTCQB or another national exchange a top corporate priority and, as a result, have expended significant resources to accomplish this critically-important goal.

On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. As of result, the Company is currently working with a broker-dealer to file a Form 211 with the Financial Industry Regulatory Authority (FINRA) to resume quotations on the OTCQB; however, there are no assurances that FINRA will accept our application and that the Company will resume trading in the ordinary course on the OTCQB.

We do not expect to generate any revenue in the near term. We currently have no commitments for any future funding. As of March 31, 2020, we had cash in the amount of $2,392,225. Based on our corporate strategy described above under the heading “Plan of Operations”, our total expenditures for the fiscal year ending March 31, 2021, are expected to be approximately $1,600,000, which is comprised of research and development and general operating expenses. Based on our cash balance of $2,392,225 on March 31, 2020, and our estimated total expenditures of approximately $1,600,000 for the 12-month period ending March 31, 2021, we expect to have sufficient funds to operate our business over the next 12 months. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2020, net cash used in operating activities was $2,848,291 compared to net cash used in operating activities of $2,378,854 for the fiscal year ended March 31, 2019. Net cash used in operating activities during the fiscal year ended March 31, 2020 consisted primarily of a net loss of $4,365,355, offset by $626,668 related to stock-based compensation, and a increase in accounts payable and accrued liabilities of $221,563. Net cash used in operating activities during the fiscal year ended March 31, 2019 consisted primarily of a net loss of $13,121,567, offset by $1,470,369 related to stock-based compensation, $7,550,000 in goodwill impairment related to the write-down of The Control Center investment, and changes in working capital.

Net Cash Provided By Investing Activities

During the fiscal year ended March 31, 2019, net cash provided by investing activities was $141,545, representing the cash acquired from the acquisition of Summit Healthtech, Inc. No cash was provided by investing activities during the fiscal year ended March 31, 2020.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2019, net cash provided by financing activities was $8,850,000, attributable to $8,850,000 received from the sale of common stock and warrants. No cash was provided by financing activities during the fiscal year ended March 31, 2020.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, and have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of March 31, 2020, the Company’s internal controls over financial reporting were effective.

Remediation Efforts on Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for fiscal year ended March 31, 2019, we identified control deficiencies during fiscal 2019 that constituted material weaknesses relating to: (1) insufficient segregation of duties in finance and accounting functions; (2) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting; and (3) lack of documented policies and procedures for maintaining legal documents.

To address the previously disclosed material weakness described above, in fiscal 2020, management implemented a remediation plan, with oversight from our audit committee, which included establishing and improving policies, procedures and control activities primarily associated with the Company’s control environment, risk assessment process, financial statement close and reporting, review and approval of significant transactions. We concluded that the previously identified material weaknesses have been remediated as of March 31, 2020.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting

Other than as described above in the section “Remediation Efforts on Previously Identified Material Weakness,” there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Executive Chairman of the Board of Directors	72	November 2018
Richard Celeste (1)(2)(3)	Director	82	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	46	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	56	May 2019

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Edward Feighan, Executive Chairman, is currently the Chairman and CEO of Covius LLC, a privately-held firm providing a range of services to the mortgage securitization industry. Mr. Feighan has been an owner and Director of Continental Heritage Insurance Company, an early leader in the cannabis insurance market which provides surety bonds and other insurance solutions to the emerging cannabis markets, for more than twenty years. Previously, Mr. Feighan served as Chairman and CEO of ProCentury Insurance Corporation (NASDAQ: PROS) from its IPO in 2004 until the sale of the company to another public insurance group in 2008. In 1996, Mr. Feighan was the founding CEO of Century Business Services (NYSE: CBZ). Mr. Feighan held elective office in Cleveland, Ohio for twenty consecutive years from 1973 to 1993. After being elected to three terms in the Ohio House of Representatives from 1973 to 1979, Mr. Feighan served a four-year term as a Cuyahoga County Commissioner in the State of Ohio. Subsequently, Mr. Feighan served five terms as a Member of the United States House of Representatives from 1983 to 1993. During those ten years, Mr. Feighan served on the U.S. House Judiciary Committee and Foreign Affairs Committee. Mr. Feighan earned his law degree from Cleveland State University in 1978. The Board believes Mr. Feighan’s extensive operational and executive experience with growth companies pursuing business combination transactions, as well as his fundraising and regulatory insight and public service experience, will provide the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Michael Cavanaugh, Chief Executive Officer and Director, is currently the Chief Investment Officer of Tower 1, an investment firm focused on private and public investments in a variety of industries. In 2018, Mr. Cavanaugh was Managing Director and Chief Financial Officer of Kaulig Companies, a single member family office with interests in private equity, real estate and wealth management. From 2016 to 2018, Mr. Cavanaugh was Managing Director of Conway MacKenzie, a national turnaround consulting firm, where he established and managed the firm’s Cleveland office and provided interim management and restructuring services to distressed and underperforming businesses. From 2006 to 2009 and 2011 to 2015, Mr. Cavanaugh was an executive with Resilience Capital Partners, a private equity firm focused on special situation control equity investments, where he served in several capacities, including Partner and member of the firm’s Investment Committee and as an officer and director of numerous portfolio companies. From 2005 to 2006, Mr. Cavanaugh was an Attorney with Kaye Scholer where he represented clients in mergers and acquisitions. From 1996 to 1999, Mr. Cavanaugh was an investment banker and special situation investor with Merrill Lynch. Mr. Cavanaugh received a B.A. from Columbia University in 1996, an M.B.A. from the University of Michigan Business School in 2003 and a J.D. from the University of Michigan Law School in 2003. Mr. Cavanaugh is an Attorney, Chartered Financial Analyst (CFA) Charterholder, Certified Public Accountant (CPA), Accredited in Business Valuation (ABV) and Certified Turnaround Professional (CTP). Mr. Cavanaugh previously served on the boards of the Cleveland Metropolitan Bar Association from 2016 to 2019, Thermal Solutions Manufacturing from 2012 to 2015, Hynes Industries from 2014 to 2015, Aero Communications from 2012 to 2015, and North Coast Minerals from 2014 to 2015. The Board believes Mr. Cavanaugh’s extensive finance, legal and corporate governance experience and expertise will be valuable to the Company as it continues to develop its business and grow its operations.

Richard Celeste, Director, is Chair of the Board of Health Effects Institute (Boston), Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs) and Vice Chair of the Board of Global Communities (Silver Spring MD). In addition, Mr. Celeste serves on the Boards of Battelle for Kids (Columbus OH) and The Gates Family Foundation (Denver). Mr. Celeste served as the Director of the Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1997 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience will provide the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Richard McKilligan, Chief Financial Officer and Counsel, joined the Company in April 2012 as Controller, Counsel and Secretary. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd. He served as Chief Financial Officer, General Counsel and Secretary of Research Solutions, Inc. from 2007 to 2011 and Chief Compliance Officer and Counsel to Bristol Capital Advisors, LLC from 2006 to 2008. Mr. McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago Booth School of Business, and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

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

Audit Committee

The Audit Committee of our Board of Directors consists of only Mr. Celeste, who serves as Chairman. Our Board of Directors has determined that Mr. Celeste is independent within the meaning of applicable SEC rules and Nasdaq Listing Rules, and qualifies as an audit committee financial expert, as such term is defined in the rules and regulations of the SEC, and is financially sophisticated within the meaning of the Nasdaq Listing Rules. The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements; oversight of our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing. Our Board of Directors has adopted a written charter for our audit committee, which is available on our website: www.vitality.bio.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Messrs. Feighan and Celeste, with Mr. Feighan serving as Chairman. Our Board of Directors has also determined that Mr. Celeste is independent within the meaning of applicable Nasdaq Listing Rules. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; and administering our as-in-effect incentive-compensation and equity-based plans. Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website: www.vitality.bio.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Mr. Feighan and Mr. Celeste, with Mr. Feighan serving as Chairman. The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website: www.vitality.bio.

Family Relationships

No family relationships exist between any of the directors or executive officers of the Company.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as described in applicable SEC rules that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our other employees. The Code of Business Conduct and Ethics is available for review on our website; www.vitality.bio.

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

To our knowledge, based solely on our review of the copies of such forms received by us or written representations from certain reporting persons that no other forms were required for such persons, during our fiscal year ended March 31, 2020, we believe that all reporting person complied with the above filing requirement on a timely basis.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2020 and March 31, 2019 for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2020 fiscal year and whose total compensation exceeded $100,000 in our 2019 fiscal year (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Stock Awards (non-cash)	Total ($)

Michael Cavanaugh, Chief Executive Officer (1) (principal executive officer)	2020	211,000	106,344	317,344

	2019	13,500	-	13,500

Richard McKilligan, Chief Financial Officer (2) (principal financial officer)	2020	185,000	69,497	254,497

	2019	150,208	79,970	230,178

(1) Includes amortization of an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019 and an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019. Mr. Cavanaugh was appointed Chief Executive Officer in May 2019.

(2) Includes amortization of an option to purchase 370,234 shares of common stock with an exercise price of $0.50 per share, granted in July 2016, an option to purchase 75,000 shares of common stock with an exercise price of $1.81 per share, granted in December 2017, and an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019.

Employment Agreements

There are no employment agreements in place with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2020, Mr. Cavanaugh held an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020 and 250,000 of which become fully exercisable on the earlier of the one year anniversary of the date that the Company’s shareholders approve the increase in the number of shares of the Company’s common stock available to be issued under the Company’s 2012 Stock Incentive Plan (the “Approval Date”) or May 8, 2021, and an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020 and 125,000 of which become fully exercisable on the earlier of the one year anniversary of the Approval Date or June 27, 2021.

As of March 31, 2020, Mr. McKilligan held 10,000 shares of restricted common stock, all of which were vested as of January 1, 2015, an option to purchase 10,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2015, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21,2017, an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020 and 125,000 of which become fully exercisable on the earlier of the one year anniversary of the Approval Date or June 27, 2021.

Compensation of Directors

Mr. Celeste, Dr. Dhillon, Mr. Feighan and Dr. Maida served as our non-employee directors during the fiscal year ended March 31, 2020. Mr. Celeste received total cash compensation of $34,500 for such services during our fiscal year ended March 31, 2020. Dr. Avtar Dhillon, the former Chairman of our Board of Directors, received total cash compensation of $4,583 for such services during our fiscal year ended March 31, 2020. Mr. Feighan received total cash compensation of $123,500 for services as Executive Chairman during our fiscal year ended March 31, 2020. Dr. Maida received $36,000 total cash compensation for his services as a director during our fiscal year ended March 31, 2020. Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2020:

Name	Fees earned or paid in cash	Stock awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$34,500	$76,542	$-	$111,042

Dr. Avtar Dhillon	$4,583	$-	$-	$4,583

Edward Feighan (1)	$123,500	$106,344	-	$229,844

Dr. Anthony Maida (1)	$36,000	$76,542	$-	$112,542

(1)	As of March 31, 2020, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock, (ii) Mr. Feighan held option awards to purchase 750,000 shares of our common stock; and (iii) Dr. Maida held 10,000 shares of common stock and option awards to purchase 642,559 shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Vitality Biopharma, Inc., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Shares of our common stock subject to options, warrants, convertible notes or other rights currently exercisable or exercisable within 60 days after June 26, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	3,440,917	6.8
Michael Cavanaugh (3)	1,629,771	3.2
Richard Celeste (4)	500,000	*
Richard McKilligan (5)	745,234	1.4
Current Directors and Executive Officers as a Group (5 persons)	6,315,922	12.4
Joseph LoConti (6)	13,153,063	25.9%

*Less than 1%

(1)	Based on 50,840,147 shares of our common stock issued and outstanding as of June 26, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes 502,500 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, 100,376 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, 1,402,813 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and options to purchase 750,000 shares of common stock, 375,000 of which vested in May and June 2020, 250,000 of which shall vest on the earlier of the one year anniversary of the Approval Date or May 8, 2021, and 125,000 of which shall vest on the earlier of the one year anniversary of the Approval Date or June 27, 2021. Also includes 167,500 shares of the Company’s common stock acquired by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan in connection with a Securities Purchase Agreement dated October 19, 2018, 50,124 shares of the Company’s common stock acquired by the Feighan Fund in connection with a Share Exchange Agreement dated October 19, 2018, and 467,604 shares of the Company’s common stock acquired by the Feighan Fund in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018.

(3)	Includes 50,000 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, 257,500 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, 572,271 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and options to purchase 750,000 shares of common stock, 375,000 of which vested in May and June 2020, 250,000 of which shall vest on the earlier of the one year anniversary of the Approval Date or May 8, 2021, and 125,000 of which shall vest on the earlier of the one year anniversary of the Approval Date or June 27, 2021.

(4)	Includes an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020 and 250,000 of which shall vest on the earlier of the Approval Date or May 8, 2021.

(5)	Includes an option to purchase 10,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2015, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21, 2017, an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020, and 125,000 of which shall vest on the earlier of the one year anniversary of the Approval Date or June 27, 2021.

(6)	This information is based solely on Amendment No. 2 to Schedule 13D filed on April 2, 2019. Joseph LoConti has reported the sole power to vote and dispose of 7,022,584 shares of the Company’s common stock and the shared power to vote and dispose of 6,130,479 shares of the Company’s common stock. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On April 23, 2012, we entered into a lease agreement with One World Ranches LLC pursuant to which we leased from One World Ranches LLC, an entity jointly owned by Dr. Avtar Dhillon, the former Chairman of our Board of Directors and his wife, Diljit Banins, certain office and laboratory space located in Yuba City, California. Our rent payments thereunder were $2,300 per month until May 1, 2017 and increased to $2,600 per month on May 1, 2017. That lease agreement terminated on May 1, 2020.

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

On May 8, 2019, the Company and Mr. Brooke entered into a separation agreement and release on May 8, 2019 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Brooke agreed to release claims against the Company and is entitled to receive a severance payment equal to six-months’ salary, payable in six equal monthly installments of $18,750, and reimbursement of COBRA payments for up to 12 months.

Except as described above, during the fiscal years ended March 31, 2019 and 2020, and through the filing of this annual report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Mr. Celeste would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Mr. Feighan and Mr. Cavanaugh would not qualify as “independent” because Mr. Cavanaugh currently serves as our Chief Executive Officer and Mr. Feighan currently serves as our Executive Chairman.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2020 and 2019. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2020	2019
Audit Fees	$86,716	$119,480
Audit-Related Fees	-	-
Tax Fees	23,831	23,948
All Other Fees	-	-
Total Fees	$110,547	$143,428

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2020 or 2019.

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

VITALITY BIOPHARMA, INC.

Date: June 29, 2020	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	June 29, 2020
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	June 29, 2020
Edward Feighan

/s/ Richard Celeste	Director	June 29, 2020
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
4.1	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
4.2	Form of Series A/B/C Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
4.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.1#	Executive Employment Agreement, dated January 31, 2012, by and between the registrant and Robert T. Brooke (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.2#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.3	Lease Agreement, dated April 23, 2012, by and between the registrant and One World Ranches LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on July 13, 2012.)
10.4	Form of Registration Rights Agreement, dated November 1, 2012, by and among the registrant and the signatories thereto (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2012.)
10.5#	Amendment No. 1 to the Stevia First Corp, 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on May 20, 2013.)
10.6#	Amendment No. 2 to Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K filed with the SEC on June 30, 2014.).
10.7	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.8	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.9	Form of Securities Purchase Agreement, dated May 4, 2016, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2016.)
10.10	Securities Purchase Agreement, dated June 25, 2013, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 26, 2013.)
10.11	Amendment to License Agreement, dated October 10, 2013 by and between Stevia First Corp. and Vineland Research and Innovation Centre, Inc. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013.)

10.12	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Stevia First Corp. and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.13	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2015.)
10.14	Securities Purchase Agreement, dated July 26, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.15	Registration Rights Agreement, dated July 26, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017.)
10.16	Lease Renewal Agreement, dated May 1, 2017, by and between the registrant and One World Ranches LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2017.)
10.17	Securities Purchase Agreement, dated December 12, 2017 by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.18	Registration Rights Agreement, dated December 12, 2017, by and among the registrant and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017.)
10.19	Securities Purchase Agreement, dated August 29, 2018 by and among Vitality Biopharma, Inc., and the Purchaser listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018.)
10.20	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.21	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.22	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)
10.23	Separation Agreement and Release, dated May 8, 2019, by and between the registrant and Robert Brooke. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.24#	Third Amendment to Vitality Biopharma, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Vitality Biopharma, Inc.

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitality Biopharma, Inc. (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2012.

/s/ Weinberg & Company, P.A.
Los Angeles, California
June 29, 2020

VITALITY BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
Assets

Current Assets
Cash and cash equivalents	$2,392,225	$5,982,741
Prepaid expenses and other current assets	15,666	3,300
Current assets, discontinued operations	-	66,607
Total current assets	2,407,891	6,052,648
Deposits	35,752	22,662
Operating lease right-of-use asset	123,606	-

Total Assets	$2,567,249	$6,075,310

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$862,528	$640,965
Advance	296,653	296,653
Operating lease liability, short-term	125,679	-
Accounts payable – related party	-	5,200
Derivative liability	-	35,710
Current liabilities, discontinued operations	-	75,706
Total liabilities	1,284,860	1,054,234

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 and 52,290,147 shares issued and outstanding, respectively	50,640	52,090
Additional paid-in-capital	47,778,607	47,150,489
Accumulated deficit	(46,546,858)	(42,181,503)
Total stockholders’ equity	1,282,389	5,021,076
Total Liabilities and Stockholders’ Equity	$2,567,249	$6,075,310

The accompanying notes are an integral part of these consolidated financial statements

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2020	2019

Revenues	$-	$-

Operating Expenses:
General and administrative	2,680,217	2,792,703
Research and development	1,009,894	1,742,919
Rent- related party	2,600	31,200
Total operating expenses	3,692,711	4,566,822

Loss from operations	(3,692,711)	(4,566,822)

Other income
Change in fair value of derivative liability	35,710	117,332
Interest income	1,248	-
Other income	23,524	-
Total other income	60,482	117,332

Loss from continuing operations	(3,632,229)	(4,449,490)

Loss from discontinued operations	(733,126)	(8,672,077)

Net loss	(4,365,355)	(13,121,567)
Deemed dividend on issuance of shares	-	(7,015,000)
Net loss attributable to common stockholders	$(4,365,355)	$(20,136,567)

Net loss per share from continuing operations - basic and diluted	$(0.07)	$(0.13)
Net loss per share from discontinued operations - basic and diluted	(0.01)	(0.48)
Net loss per share - basic and diluted	$(0.08)	$(0.61)
Weighted average number of common shares outstanding - basic and diluted	51,541,377	33,001,323

The accompanying notes are an integral part of these consolidated financial statements

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2020 and 2019

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	24,275,147	$24,075	$22,343,135	$(22,044,936)	$322,274

Shares and warrants issued for cash, net	6,000,000	6,000	8,844,000	-	8,850,000
Shares issued for acquisition (net of 1,000,000 shares cancelled)	5,000,000	5,000	7,495,000		7,500,000
Deemed dividend on issuance of shares	16,750,000	16,750	6,998,250	(7,015,000)	-
Fair value of common stock issued for services	265,000	265	348,186	-	348,451
Common stock issued to employees with vesting terms	-	-	356,270	-	356,270
Fair value of vested stock options	-	-	765,648	-	765,648
Net Loss	-	-	-	(13,121,567)	(13,121,567)

Balance, March 31, 2019	52,290,147	52,090	47,150,489	(42,181,503)	5,021,076

Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	626,668	-	626,668
Net Loss	-	-	-	(4,365,355)	(4,365,355)

Balance, March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,365,355)	$(13,121,567)
Less: Loss from discontinued operations	733,126	8,672,077
Loss from continuing operations	(3,632,229)	(4,449,490)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Fair value of vested stock options	626,668	765,648
Fair value of vested restricted common stock	-	348,451
Fair value of common stock issued for services	-	356,270
Operating lease expense	129,781	-
Change in fair value of derivative liability	(35,710)	(117,332)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(12,366)	(14,643)
Prepaid expense - related party	-	2,600
Deposits	(13,090)	(2,028)
Accounts payable and accrued liabilities	221,563	429,817
Accounts payable – related party	(5,200)	5,200
Advance	-	296,653
Operating lease liability	(127,708)	-
Net cash used in operating activities – continuing operations	(2,848,291)	(2,378,854)
Net cash used in operating activities – discontinued operations	(742,225)	(1,286,240)

Net cash used in operating activities	(3,590,516)	(3,665,094)

Cash flows from investing activities:
Cash provided by discontinued operations	-	141,545
Net cash provided by investing activities	-	141,545

Cash provided by financing activities:
Proceeds from sale of common stock and warrants, net	-	8,850,000
Net cash provided by financing activities	-	8,850,000

Net increase (decrease) in cash and cash equivalents	(3,590,516)	5,326,451
Cash and cash equivalents - Beginning of Period	5,982,741	656,290

Cash and cash equivalents - End of Period	$2,392,225	$5,982,741

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$253,387	$-
Cancellation of shares	1,450	-
Fair value of common stock of $7,500,000 issued in acquisition allocated to:
Current assets	-	168,046
Fixed assets	-	12,269
Costs in excess of net assets acquired	-	7,550,000
Current liabilities assumed	-	(230,315)
Fair value of common stock issued as dividend, net of warrants cancelled	-	7,015,000

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

FISCAL YEARS ENDED MARCH 31, 2020 AND 2019

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

Liquidity

We are currently engaged in the development of cannabinoid prodrug pharmaceuticals, we do not have any commercial products, and have not yet generated significant revenues from sales of products or services. As reflected in the accompanying financial statements, during the year ended March 31, 2020, the Company incurred a net loss of $4,365,355 and used $3,590,516 of cash in our operating activities. As of March 31, 2020, we had $2,392,225 of cash on hand, stockholders’ equity of $1,282,389 and working capital of $1,123,031.

Our total expenditures for the fiscal year ending March 31, 2021, are expected to be approximately $1,600,000, which is comprised of research and development and general operating expenses. We believe that we have sufficient capital to fund our anticipated operating expenses for at least one year from the date that the financial statements are issued.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations, we may require additional financing to fund our planned future operations. Further, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

COVID-19 Outbreak

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vitality Healthtech, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is March 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, estimates inherent in recording purchase price allocation, reserves for accounts receivable, the fair value of equity instruments issued for services, and assumptions used in the valuation of derivative liabilities and the valuation allowance for deferred tax assets.

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

Goodwill and Intangible Assets

The Company follows Accounting Standards Codification (ASC) 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts.

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

For the year ended March 31, 2019, the Company recorded impairment of goodwill and intangible assets of $7,550,000 (See Note 2). For the year ended March 31, 2020, the Company did not record any impairment of goodwill and intangible assets.

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

As of March 31, 2020 and March 31, 2019, the Company’s balance sheet includes Level 2 liabilities comprised of the fair value of embedded derivative liabilities of $0 and $35,710, respectively (see Note 5). The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the years ended March 31, 2020 and 2019:

	Year ended March 31, 2020	Year ended March 31, 2019
Fair value at beginning of period	$35,710	$153,042
Net change in the fair value of derivative liabilities	(35,710)	(117,332)
Fair value at end of period	$-	$35,710

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments at inception and on subsequent valuation dates through the March 31, 2020, reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Leases

Prior to April 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective April 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on April 1, 2019 resulted in the recognition of operating lease right-of-use asset of $253,387, lease liability for operating lease of $253,387, and a zero cumulative-effect adjustment to accumulated deficit (see Note 3).

Stock-Based Compensation

The Company issues stock options and warrants, shares of common stock, and shares of restricted common stock as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

In prior periods through March 31, 2019, the Company accounted for share-based payments to non-employees in accordance with ASC 505-50, Equity - Based Payments to Non-Employees, whereby the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete.

On April 1, 2019, the Company adopted Accounting Standards Update (ASU) 2018-07 which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions is measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The adoption of the standard did not have a material impact on our financial statements.

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

	March 31,
	2020	2019
Options	6,546,710	3,456,710
Warrants	1,135,003	1,135,003
Total	7,681,713	4,591,713

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

Segments

The Company operates in one segment for the development of pharmaceuticals products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Reclassifications

Certain amounts related to revenue and expenses of discontinued operations for the year ended March 31, 2019, and assets and liabilities attributable to discontinued operations at March 31, 2019, have been reclassified to conform to classifications used in the current year as a result of the discontinued operations presentation. The reclassifications had no effect on previously reported results of consolidated operations or retained earnings (see Note 2).

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning April 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. DISCONTINUED OPERATIONS

In October 2018, the Company acquired Summit Healthtech, Inc., now known as Vitality Healthtech, Inc. and its subsidiary The Control Center, Inc. (collectively, “Summit Healthtech”). Summit Healthtech was formed to establish specialty healthcare clinics focused on treating patients suffering from addiction and dependency issues. In May 2019, the Company decided to close Summit Healthtech due to poor financial and operating performance. Summit Healthtech ceased all operations and closed on June 14, 2019.

The Company initially issued 6,000,000 shares of the Company’s common stock valued at $9,000,000 in exchange for all of the outstanding common stock of Summit Healthtech. The shares were valued at $1.50 per share based on a contemporaneous private placement offering price.

The Company accounted for the acquisition of Summit Healthtech as a business combination in accordance with ASC 805, Business Combinations and made a provisional purchase price allocation to reflect the net assets acquired of $180,315 and the net liabilities assumed of $230,315. The excess of the purchase price over identifiable net assets of $9,550,000 was recorded as goodwill and intangible assets. Subsequent to December 31, 2018, the Company cancelled 2,450,000 shares of the Company’s common stock that had been issued as part of the acquisition and accordingly, the total purchase price was adjusted to $7,500,000 and the excess of the purchase price over identifiable net assets was adjusted to $7,550,000. At March 31, 2019, the Company determined that projected losses for Summit Healthtech indicated that the fair value of Summit Healthtech was below its carrying value, and 100% of the goodwill and intangible assets of $7,550,000 was recorded as an impairment.

In addition to the clinical operations of Summit Healthtech, the Company was engaged in the business of selling research diagnostic testing kits (collectively referred to as the “Company’s clinical and test kit operations”).

In May 2019, the Company decided to close the Company’s clinical and test kit operations. The Company’s clinical and test kit operations meet the discontinued operations criteria and are reported as such in all periods presented on the accompanying consolidated financial statements. During the year ended March 31, 2020, costs to close the Company’s clinical and test kit operations, primarily made up of severance and related benefits, totaled approximately $165,000, and are included in loss from discontinued operations.

Included in the 6,000,000 shares of common stock issued for the acquisition of Summit Healthtech were 1,450,000 shares issued to Dr. Arif Karim, the former owner of The Control Center, Inc. Dr. Karim had entered into an employment agreement with Summit Healthtech, Inc. prior to the acquisition by the Company.

On October 30, 2019, the Company reached a settlement with Dr. Karim, whereby the Company and Dr. Karim released all claims against each other, including any claims under the Executive Employment Agreement between Vitality Healthtech, Inc. and Dr. Karim dated October 12, 2018, and the Share Purchase Agreement by and among The Control Center, Inc., Dr. Karim and Vitality Healthtech, Inc. also dated October 12, 2018. In exchange for the releases, the Company paid Dr. Karim $120,000, which is included in the costs to close the Company’s clinical and test kit operations, and the 1,450,000 shares of the Company’s common stock issued to Dr. Karim were cancelled with no adjustment to the purchase price recorded.

The following table presents the summarized components of loss from discontinued operations for the Company’s clinical and test kit operations:

	Years Ended March 31,
	2020	2019

Revenue	$44,698	$258,288

Cost of sales	143,232	454,767
Research and development	4,361	42,792
General and administrative	630,231	882,806
Impairment of goodwill and intangible assets	-	7,550,000
Loss from discontinued operations	$(733,126)	$(8,672,077)

The assets and liabilities of discontinued operations are stated separately as of March 31, 2020 and 2019 in the consolidated balance sheets and are comprised of the following items:

	March 31,
	2020	2019
Assets
Accounts receivable, net	$—	$19,360
Prepaid expenses and other current assets	—	47,247
Total current assets, discontinued operations	$—	$66,607

Liabilities
Accounts payable, accrued expenses and other liabilities	$—	$75,706

3. OPERATING LEASE

At March 31, 2020, the Company has an operating lease agreement for its office space. The Company accounts for the lease and non-lease components of its office lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the accompanying statement of operations)	$137,600

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended March 31, 2020	$136,095
Weighted average remaining lease term – operating leases (in years)	0.9
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating Leases
Long-term right-of-use asset	$123,606

Short-term operating lease liability	$125,679
Long-term operating lease liability	-
Total operating lease liabilities	$125,679

Maturities of the Company’s lease liabilities are as follows:

Year Ending March 31	Operating Lease
2021	$128,205
Total lease payments	128,205
Less: Imputed interest/present value discount	(2,526)
Present value of lease liabilities	$125,679

Lease expenses were $153,599 and $129,248 during the years ended March 31, 2020 and March 31, 2019, respectively.

4. ADVANCE

In July 2018, we received a payment from a third party in the amount of $296,653. To date, the Company has not confirmed the nature of this payment. We have recorded this payment as an advance and, at March 31, 2020 and 2019, it is included in current liabilities on the accompanying financial statements.

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

At March 31, 2018, the balance of the derivative liabilities was $153,042. During the year ended March 31, 2019, the Company recorded a decrease in derivative liability of $117,332. At March 31, 2019, the balance of the derivative liabilities was $35,710. During the year ended March 31, 2020, the Company recorded a decrease in derivative liability of $35,710, and at March 31, 2020, the balance of derivative liabilities was zero.

At March 31, 2020 and March 31, 2019, the derivative liabilities were valued using a probability weighted Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2020	March 31, 2019
Conversion feature:
Risk-free interest rate	0.05%	2.63%
Expected volatility	248%	177%
Expected life (in years)	0.1 years	1.1 years
Expected dividend yield	-	-

Fair Value:
Warrant liability	$-	$35,710

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

6. STOCKHOLDERS’ EQUITY

Sale of common stock and warrants for cash in fiscal 2019

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

Common stock issued for acquisition in fiscal 2019

On October 19, 2018, the Company issued 6,000,000 shares of the Company’s common stock in exchange for all of the outstanding common stock of Summit Healthtech (see Note 2). In February 2019, June 2019, and October 2019, the Company cancelled a total of 2,450,000 shares of the Company’s common stock that had been issued as part of the share exchange agreement (see Note 2).

7. STOCK BASED COMPENSATION

Stock options issued during fiscal 2020

During the year ended March 31, 2020, the Company granted to directors and employees options to purchase an aggregate of 3,250,000 shares of the Company’s common stock with exercise prices of $0.30 to $0.35 per share, that expire ten years from the date of grant, and all have vesting periods of 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions: (i) volatility rate of 176.50%, (ii) discount rate of 1.73%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,026,000.

Stock options issued during fiscal 2019

During the year ended March 31, 2019, the Company granted an aggregate of 200,000 options to purchase shares of the Company’s common stock with exercise prices ranging from $1.62 to $1.95 per share to two employees that expire ten years from the date of grant. The options issued have a vesting period of three years. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate between 117.91% and 119.34%, (ii) discount rate between 2.79% and 2.98%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of these option grants at their grant dates was approximately $324,000.

During the years ended March 31, 2020 and 2019, total stock-based compensation expense related to vested stock options was $626,668 and $765,648, respectively. At March 31, 2020, the remaining unamortized cost of the outstanding stock-based awards was approximately $587,000 and will be amortized on a straight-line basis over a weighted average remaining vesting period of 2 years.

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2019 and 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance at March 31, 2018	3,316,710	$1.40
Granted	200,000	1.87
Exercised	-
Expired	(60,000)	2.00
Cancelled	-	-
Balance outstanding at March 31, 2019	3,456,710	$1.40
Granted	3,250,000	0.34
Exercised	-
Expired	-	-
Cancelled	(160,000)	1.92
Balance outstanding at March 31, 2020	6,546,710	$0.89
Balance exercisable at March 31, 2020	3,271,711	$1.26

At March 31, 2020, the 6,546,710 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, March 31, 2020	750,000	$0.30	$0.30
	2,500,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	517,500	$1.50-1.95	$1.50-1.950
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	6,546,710
Options Exercisable, March 31, 2020	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	492,501	$1.50-1.95	$1.50-1.95
	687,500	$2.00 – 2.79	$2.00 – 2.79
	123,334	$3.10 – 3.80	$3.10 – 3.80
	45,834	$4.00 – 4.70	$4.00 – 4.70
	3,271,711

Common stock issued to employees with vesting terms

At April 1, 2018, the Company had issued an aggregate of 1,636,170 shares of its common stock to an officer and a director of the Company, with aggregate fair value of $1,080,000, and recognized as stock compensation expense ratably over the vesting terms which ranged from 14 months to 2.5 years. During the year ended March 31, 2019, total stock-based compensation recognized on the shares granted was $356,270, and at March 31, 2019, all of the shares had vested. During the year ended March 31, 2020, there was no stock-based compensation recognized on the shares.

The following table summarizes restricted common stock activity:

	Number of shares	Fair value of shares
Non-vested shares, March 31, 2018	1,636,170	$1,080,000
Granted	-	-
Vested	(1,636,170)	(1,080,000)
Forfeited	-	-
Non-vested shares, March 31, 2019	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares, March 31, 2020	-	$-

Common stock issued for services

During the year ended March 31, 2019, the Company issued a total of 265,000 shares of common stock to consultants as payment for services and recorded expenses of $348,451 based on the fair value of the Company’s common stock at the issuance date.

During the year ended March 31, 2020, the Company did not issue any common stock as payment for services.

8. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2019 and 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2018	1,164,422	$2.19
Granted	5,833,333	2.97
Exercised	-	-
Expired/Cancelled	(5,862,752)	2.98
Balance outstanding at March 31, 2019	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at March 31, 2020	1,135,003	$2.19

At March 31, 2020, the 1,135,003 outstanding stock warrants had no intrinsic value.

Stock warrants issued during fiscal 2020

The Company did not issue any warrants during the year ended March 31, 2020.

Stock warrants issued during fiscal 2019

In August 2018 and October 2018, we issued warrants to purchase an aggregate of 5,833,333 shares of the Company’s common stock with exercise prices ranging from $2.00 to $3.00 per share (see Note 6). These warrants were cancelled in January 2019.

9. INCOME TAXES

The Company had no income tax expense for the years ended March 31, 2020 or 2019 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended
	March 31,
	2020	2019
Federal Statutory tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
	(28)%	(28)%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	March 31,
	2020	2019
Net deferred tax assets:
Net operating loss carryforwards	$5,364,000	$4,524,000
Stock-based compensation	3,071,000	2,895,000
Research credits	64,000	40,000
Operating lease liability	35,000	-
Gross deferred tax assets	8,534,000	7,459,000
Less: valuation allowance	(7,658,000)	(6,628,000)
Total deferred tax assets	876,000	831,000
Deferred tax liabilities:
Derivative income	841,000	831,000
Operating lease right-of-use asset	35,000	-
Total deferred tax liabilities	876,000	831,000
Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended March 31, 2020 and 2019, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended March 31, 2020 and 2019, the valuation allowance increased by $1.0 million and $0.5 million, respectively.

At March 31, 2020 and 2019, the Company had available Federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. For Federal purposes, the amounts available were approximately $19.7 million and $16.7 million, respectively. For state purposes, approximately $17.4 million and $14.4 million was available at March 31, 2020 and 2019, respectively. The Federal carryforwards expire on various dates through 2040 and the state carryforwards expire through 2037. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2015 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of March 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be recorded or disclosed.

10. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2019, the Company paid rent of $31,200 to One World Ranches LLC, which is jointly-owned by Dr. Avtar Dhillon, the former Chairman of the Board of Directors of the Company, and his wife. During the year ended March 31, 2020, rental payments to One World Ranches LLC totaled $2,600.

During the year ended March 31, 2015, the Company purchased certain assets of Percipio Biosciences, Inc. (“Percipio”) for $50,000. The Company’s former Chief Executive Officer owned 20% of Percipio. At March 31, 2019, $10,500 of the purchase price remained unpaid and was included in current liabilities of discontinued operations on the accompanying balance sheet. This balance was reduced to zero when the operations of Percipio were discontinued during the year ended March 31, 2020.

Included in the deemed dividend of $7,015,000 (see Note 6) recorded on January 18, 2019, was $1,022,975 related to 2,442,708 shares of the Company’s common stock that we issued to two directors of the Company.

11. COMMITMENTS AND CONTINGENCIES

SEC Investigation

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. We may be required to reimburse certain former officers and directors for legal fees related to this matter, but at March 31, 2020, management determined that the liability for those fees is not probable and we could not reasonably estimate those fees.

12. SUBSEQUENT EVENTS

In May 2020, we received a loan under the Small Business Administration’s Payroll Protection Program of approximately $97,000. The loan bears interest at 1% per annum and matures in two years. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, rent and utility costs, as defined.

