Form 10-Q
period 2020-06-30
Vitality Biopharma, Inc.
filed 2020-08-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

As of August 13, 2020, there were 50,840,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,769,937	$2,392,225
Prepaid expenses and other current assets	13,195	15,666
Total current assets	1,783,132	2,407,891
Deposits	35,606	35,752
Operating lease right-of-use asset	90,350	123,606

Total Assets	$1,909,088	$2,567,249

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$756,511	$862,528
Advance	296,653	296,653
Operating lease liability, short-term	91,858	125,679
Loan payable, current	37,400	-
Total current liabilities	1,182,422	1,284,860

Loan payable, net of current balance	59,588	-
Total liabilities	1,242,010	1,284,860

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 and 50,840,147 shares issued and outstanding, respectively	50,640	50,640
Additional paid-in-capital	47,903,534	47,778,607
Accumulated deficit	(47,287,096)	(46,546,858)
Total stockholders’ equity	667,078	1,282,389
Total Liabilities and Stockholders’ Equity	$1,909,088	$2,567,249

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Revenues	$-	$-

Operating expenses:
General and administrative	573,253	852,419
Research and development	167,464	328,488
Rent - related party	-	7,800
Total operating expenses	740,717	1,188,707

Loss from operations	(740,717)	(1,188,707)

Other income
Interest income	479	-
Change in fair value of derivative liability	-	24,548
Other income	-	22,907
Total other income (expense), net	479	47,455

Loss from continuing operations	(740,238)	(1,141,252)

Loss from discontinued operations	-	(450,027)

Net loss	$(740,238)	$(1,591,279)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)
Loss from discontinued operations	$-	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	50,840,147	52,290,147

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended June 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389
Fair value of vested stock options	-	-	124,927	-	124,927
Net loss	-	-	-	(740,238)	(740,238)
Balance as of June 30, 2020 (Unaudited)	50,840,147	$50,640	$47,903,534	$(47,287,096)	$667,078

	Three months ended June 30, 2019 (Unaudited)
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Fair value of vested stock options	-	-	239,905	-	239,905
Net loss	-	-	-	(1,591,279)	(1,591,279)
Balance as of June 30, 2019 (Unaudited)	52,290,147	$52,090	$47,390,394	$(43,772,782)	$3,669,702

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(740,238)	$(1,591,279)
Net loss from discontinued operation	-	450,027
Net loss from continuing operations	(740,238)	(1,141,252)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	124,927	239,905
Operating lease expense	33,256	30,824
Change in fair value of derivative liability	-	(24,548)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,471	34,741
Deposits	146	-
Accounts payable and accrued liabilities	(106,017)	36,987
Accounts payable - related party	-	(5,200)
Operating lease liability	(33,821)	(30,207)
Net cash used in operating activities- continuing operations	(719,276)	(858,750)
Net cash used in operating activities- discontinued operations	-	(450,083)

Net cash used in operating activities	(719,276)	(1,308,833)

Cash flows from financing activities:
Proceeds from note payable	96,988	-
Net cash provided by financing activities	96,988	-

Net decrease in cash	(622,288)	(1,308,833)

Cash and cash equivalents - beginning of period	2,392,225	5,982,741
Cash and cash equivalent - end of period	$1,769,937	$4,673,908

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$-	$252,194

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Liquidity

The Company is engaged in the research and development of cannabinoid prodrug pharmaceuticals and since we do not have any commercial products currently available in the marketplace, the Company has not yet generated significant revenues from sales of products or services. As reflected in the accompanying financial statements, during the three months ended June 30, 2020, the Company incurred a net loss of $740,238 and used $719,276 of cash in our operating activities. As of June 30, 2020, we had $1,769,937 of cash on hand, stockholders’ equity of $667,078 and had working capital of $600,710.

Our total expenditures for the year following June 30, 2020, are expected to be approximately $1,200,000, which is comprised of research and development and general operating expenses. Based on the funds we had available on June 30, 2020, we believe that we have sufficient capital to fund our anticipated operating expenses for at least one year from the date that the financial statements are issued.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2020 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020. These financial statements should be read in conjunction with that report.

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

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by FASB defines the following levels directly related to the amount of subjectivity associated with the inputs:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts payable, notes payable and advance, approximate their fair values because of the short maturity of these instruments.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Payments

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options and warrants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

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

	Three months ended
	June 30, 2020	June 30, 2019
Options	6,030,044	6,556,710
Warrants	946,669	1,135,003
Total	6,976,713	7,691,713

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning April 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. OPERATING LEASE

At June 30, 2020, the Company’s wholly-owned subsidiary, The Control Center, Inc., has an operating lease agreement for office space for its discontinued clinic operations with a remaining lease term of eight months. The Company is currently in negotiations with the landlord of the space to terminate the lease earlier. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$33,256

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended June 30, 2020	$-
Weighted average remaining lease term – operating leases (in years)	0.7
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Long-term right-of-use asset	$90,350

Short-term operating lease liability	$91,858
Long-term operating lease liability	-
Total operating lease liabilities	$91,858

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending March 31	Operating Lease
2021 (remaining 9 months)	$93,241
Total lease payments	93,241
Less: Imputed interest/present value discount	(1,383)
Present value of lease liabilities	$91,858

Lease expenses were $37,862 and $34,965 during the three months ended June 30, 2020 and June 30, 2019, respectively.

3. NOTE PAYABLE

On May 6, 2020, the Company was granted a loan (the “PPP loan”) from U.S. Bank for $96,988, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated May 6, 2020, matures on May 6, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing December 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to May 6, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot provide assurance that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults and breach of representations and warranties. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

4. ADVANCE

In July 2018, we received a payment from a third party in the amount of $296,653. To date, the Company has not confirmed the nature of this payment. We have recorded this payment as an advance and at June 30, 2020 and March 31, 2020, it is included in current liabilities on the accompanying financial statements.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	6,556,710	$0.89
Granted	-
Exercised	-
Expired	-	-
Cancelled	(526,666)	1.42
Balance outstanding at June 30, 2020	6,030,044	$0.97
Balance exercisable at June 30, 2020	4,655,044	$0.99

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2020	750,000	$0.30		$0.30
	2,000,000	$0.35		$0.35
	1,664,542	$0.50		$0.50
	128,000	$0.96		$0.96
	130,000	$1.00		$10.00
	500,834	$1.50 - 1.95		$1.50 - 1.95
	687,500	$2.00 - 2.79		$2.00 - 2.79
	123,334	$3.10 - 3.80		$3.10 - 3.80
	45,834	$4.00 - 4.70		$4.00 - 4.70
	6,030,044
Options Exercisable, June 30, 2020	375,000	$0.30		$0.30
	1,000,000	$0.35		$0.35
	1,664,542	$0.50		$0.50
	128,000	$0.96		$0.96
	130,000	$1.00		$10.00
	500,834	$1.50 - 1.95	$	$ 1.50 - 1.95
	687,500	$2.00 - 2.79		$2.00 - 2.79
	123,334	$3.10 - 3.80		$3.10 - 3.80
	45,834	$4.00 - 4.70		$4.00 - 4.70
	4,655,044

During the three months ended June 30, 2020, we expensed total stock-based compensation related to stock options of $124,927, and the remaining unamortized cost of the outstanding stock-based awards at June 30, 2020 was approximately $435,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At June 30, 2020, the 6,030,044 outstanding stock options had no intrinsic value.

6. WARRANTS

A summary of warrants to purchase common stock during the three months ended June 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired/Cancelled	(188,334)	2.37
Balance outstanding and exercisable at June 30, 2020	946,669	$2.15

At June 30, 2020, the 946,670 outstanding stock warrants had no intrinsic value.

7. DISCONTINUED OPERATIONS

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

The following table presents the summarized components of loss from discontinued operations for the clinical and test kit operations:

	Three Months Ended June 30,
	2020	2019

Revenue	$-	$44,698

Cost of sales	-	141,419
Research and development	-	4,361
General and administrative	-	348,945
Loss from discontinued operations	$-	$(450,027)

8. COMMITMENTS AND CONTINGENCIES

SEC Investigation

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. We may be required to reimburse certain former officers and directors for legal fees related to this matter, but at June 30, 2020, management determined that the liability for those fees is not probable and we could not reasonably estimate those fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed on June 29, 2020, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect ; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; poor growing conditions for the stevia plant; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

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

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

Our net loss during the three months ended June 30, 2020 was $740,238 compared to a net loss of $1,591,279 for the three months ended June 30, 2019. Included in net loss during the three months ended June 30, 2019, our discontinued operations incurred a loss of $450,027. No loss from discontinued operations was recorded in the 2020 period. We had no revenue from continuing operations during either the 2020 or 2019 period.

During the three months ended June 30, 2020, we incurred general and administrative expenses in the aggregate amount of $573,253 compared to $852,419 incurred during the three months ended June 30, 2019 (a decrease of $279,166). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees which decreased to $39,757 in the period ending June 30, 2020, as compared to $270,875 in the period ending June 30, 2019.

In addition, during the three months ended June 30, 2020, we incurred research and development costs of $167,464, compared to $328,488 during the three months ended June 30, 2019 (a decrease of $161,024). This decrease resulted from decreased consulting expenses during the 2020 period.

Our discontinued operations incurred a loss of $450,027 during the three months ended June 30, 2019. No loss from discontinued operations was incurred during the three months ended June 30, 2020.

During the three months ended June 30, 2019, we incurred related party rent and other costs totaling $7,800. No related party rent or other expenses were incurred during the three months ended June 30, 2020.

During the three months ended June 30, 2020, we recorded total net other income in the amount of $479, compared to total net other income recorded during the three months ended June 30, 2019 in the amount of $47,455. During the three months ended June 30, 2019, we recorded a gain related to the change in fair value of derivatives of $24,548, compared to an expense of $0 during the 2020 quarter.

This resulted in a net loss of $740,238 during the three months ended June 30, 2020 compared to a net loss of $1,591,279 during the three months ended June 30, 2019.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $47,287,096 as of June 30, 2020, and further losses are anticipated in the development of our business.

As of June 30, 2020, we had total current assets of $1,783,132. Our total current assets as of June 30, 2020 were comprised primarily of cash in the amount of $1,769,937. Our total current liabilities as of June 30, 2020 were $1,182,422, represented primarily by accounts payable and accrued liabilities of $756,511 and an advance of $296,653. As a result, on June 30, 2020, we had a working capital of $600,710.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2020, net cash used in operating activities-continuing operations was $719,276 compared to net cash used in operating activities-continuing operations of $858,750 for the three months ended June 30, 2019. This decrease was primarily attributable to a decrease in accounts payable, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the three months ended June 30, 2020 consisted primarily of a net loss of $740,238, and a decrease in accounts payable of $106,017 offset by $124,927 related to stock-based compensation. Net cash used in operating activities-continuing operations during the three months ended June 30, 2019 consisted primarily of a net loss of $1,141,252, offset by $239,905 related to stock-based compensation and an increase in accounts payable of $36,987. For the three months ended June 30, 2019, net cash used in operating activities-discontinued operations was $450,083. No cash was used in operating activities-discontinued operations for the three months ended June 30, 2020. The losses incurred in the 2019 period were attributed to the losses incurred by the Company’s clinical operations.

Net Cash Used in Investing Activities

During the three months ended June 30, 2020 and June 30, 2019, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2020 net cash provided from financing activities was $96,988, from the issuance of a note payable. During the three months ended June 30, 2019, no net cash was used in or provided by financing activities.

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

Share-Based Payments

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options and warrants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, and have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Date: August 14, 2020

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

