Form 10-Q
period 2020-09-30
Vitality Biopharma, Inc.
filed 2020-11-13
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

As of November 12, 2020, there were 50,840,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,354,440	$2,392,225
Prepaid expenses and other current assets	13,195	15,666
Total current assets	1,367,635	2,407,891
Deposits	35,606	35,752
Operating lease right-of-use asset	56,755	123,606

Total Assets	$1,459,996	$2,567,249

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$702,202	$862,528
Advance	296,653	296,653
Operating lease liability, short-term	57,697	125,679
Loan payable, current	54,200	-
Total current liabilities	1,110,752	1,284,860

Loan payable, net of current balance	42,788	-
Total liabilities	1,153,540	1,284,860

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 shares issued and outstanding	50,640	50,640
Additional paid-in-capital	48,015,844	47,778,607
Accumulated deficit	(47,760,028)	(46,546,858)
Total stockholders’ equity	306,456	1,282,389
Total Liabilities and Stockholders’ Equity	$1,459,996	$2,567,249

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	374,290	726,881	947,543	1,587,100
Research and development	98,829	294,521	266,293	623,009
Total operating expenses	473,119	1,021,402	1,213,836	2,210,109

Loss from operations	(473,119)	(1,021,402)	(1,213,836)	(2,210,109)

Other income (expense)
Change in fair value of derivative liability	-	9,366	-	33,914
Other income	187	617	666	23,524
Total other income (expenses), net	187	9,983	666	57,438

Loss from continuing operations	(472,932)	(1,011,419)	(1,213,170)	(2,152,671)

Loss from discontinued operations	-	(216,031)	-	(666,058)

Net loss	$(472,932)	$(1,227,450)	$(1,213,170)	$(2,818,729)

Net loss per common share
Loss from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	50,840,147	52,195,581	50,840,147	52,242,606

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended September 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – June 30, 2020	50,840,147	$50,640	$47,903,534	$(47,287,096)	$667,078
Fair value of vested stock options	-	-	112,310	-	112,310
Net loss	-	-	-	(472,932)	(472,932)
Balance as of September 30, 2020 (Unaudited)	50,840,147	$50,640	$48,015,844	$(47,760,028)	$306,456

	Three months ended September 30, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2019	52,290,147	$52,090	$47,390,394	$(43,772,782)	$3,669,702
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	110,367	-	110,367
Net loss	-	-	-	(1,227,450)	(1,227,450)
Balance as of September 30, 2019 (Unaudited)	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619

	Six months ended September 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389
Fair value of vested stock options	-	-	237,237	-	237,237
Net loss	-	-	-	(1,213,170)	(1,213,170)
Balance as of September 30, 2020 (Unaudited)	50,840,147	$50,640	$48,015,844	$(47,760,028)	$306,456

	Six months ended September 30, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	350,272	-	350,272
Net loss	-	-	-	(2,818,729)	(2,818,729)
Balance as of September 30, 2019 (Unaudited)	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(1,213,170)	$(2,818,729)
Loss from discontinued operations	-	666,058
Loss from continuing operations	(1,213,170)	(2,152,671)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	237,237	350,272
Operating lease expense	66,851	62,103
Change in fair value of derivative liability	-	(33,914)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,471	18,704
Deposits	146	(10,000)
Accounts payable and accrued liabilities	(160,326)	473,413
Accounts payable - related party	-	(5,200)
Operating lease liability	(67,982)	(60,870)
Net cash used in operating activities- continuing operations	(1,134,773)	(1,358,163)
Net cash used in operating activities- discontinued operations	-	(666,114)

Net cash used in operating activities	(1,134,773)	(2,024,277)

Cash flows from financing activities:
Proceeds from note payable	96,988	-
Net cash provided by financing activities	96,988	-

Net decrease in cash	(1,037,785)	(2,024,277)

Cash and cash equivalents - beginning of period	2,392,225	5,982,741
Cash and cash equivalent - end of period	$1,354,440	$3,958,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$-	$248,425

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vitality Biopharma, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007. The Company’s fiscal year end is March 31.

The Company is engaged in the research and development of cannabinoid prodrug pharmaceuticals, which we refer to as cannabosides. We discovered these cannabosides through application of the Company’s proprietary enzymatic bioprocessing technologies. In 2016, the Company received approvals from the U.S. Drug Enforcement Administration (the “DEA”) and the State of California to initiate studies and manufacturing scale-up at its research and development facilities in order to develop cannabosides.

Liquidity

Since we do not have any commercial products currently available in the marketplace, the Company does not generate any revenues. As reflected in the accompanying financial statements, during the six months ended September 30, 2020, the Company incurred a net loss of $1,213,170 and used $1,134,773 of cash in our operating activities. As of September 30, 2020, we had $1,354,440 of cash on hand, stockholders’ equity of $306,456 and had working capital of $256,883.

Our total expenditures for the twelve months following September 30, 2020, are expected to be approximately $1,000,000, which is comprised of research and development and general operating expenses. Based on the funds we had available on September 30, 2020, we believe that we have sufficient capital to fund our anticipated operating expenses for at least one year from the date that the financial statements in this report are issued.

On November 7, 2018, the SEC suspended the trading of our common stock. Our common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization (“SRO”) and the SRO distributes the trade data to market data vendors and financial websites. Since grey market securities are not traded or quoted on an exchange or inter-dealer quotation system, investor’s bids and offers are not collected in a central spot, so market transparency is diminished and execution of orders is difficult. We are actively pursuing the resumption of ordinary course trading status on the OTCQB.

In September 2020, we retained DelMorgan & Co., an internationally recognized investment banking firm, to advise us on our strategic alternatives, including potential financings, asset divestitures or strategic partnerships.

While we believe that our existing cash balances will be sufficient to fund our currently planned level of operations and investment activity, we may require additional financing to fund our planned future operations. We do not have any firm commitments for future capital and until the Company’s securities resume ordinary course trading on the OTCQB (or are listed on a national exchange) it will be difficult to obtain financing on commercially reasonable or acceptable terms. We do not presently have, nor do we expect in the near future to have, material revenue to fund our business from our operations, and we will need to obtain all of our necessary funding from external sources in the near term. Additional financing may be required to fund our planned operations in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may seek to raise such funding from a variety of sources. If we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership may be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property that could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Further, we may not be able to obtain additional financing from any of these sources on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to operate and develop our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2020 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020. These financial statements should be read in conjunction with that report.

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

	Six months ended
	September 30, 2020	September 30, 2019
Options	6,030,044	6,546,710
Warrants	613,335	1,135,003
Total	6,643,379	7,681,713

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. OPERATING LEASE

At September 30, 2020, the Company’s wholly-owned subsidiary, The Control Center, Inc., (“TCC”) has an operating lease agreement for office space that began in December 2012, which was amended in December 2015 and December 2019, and expires February 28, 2021. In addition, at September 30, 2020, TCC has a sublease agreement in place for the office space that began in September 2019 and expires February 28, 2021. TCC remains the primary obligor on the office space lease agreement. Sublease income was not significant during the three and six months ended September 30, 2020 and 2019.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$66,851

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2020	$-
Weighted average remaining lease term – operating leases (in years)	0.4
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2020
Operating leases
Long-term right-of-use asset	$56,755

Short-term operating lease liability	$57,697
Total operating lease liabilities	$57,697

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending March 31	Operating Lease
2021 (remaining 6 months)	$58,276
Total lease payments	58,276
Less: Imputed interest/present value discount	(579)
Present value of lease liabilities	$57,697

Lease expenses were $48,485 and $94,369 during the three and six months ended September 30, 2020, respectively.

3. NOTE PAYABLE

On May 6, 2020, the Company was granted a loan (the “PPP loan”) from U.S. Bank for $96,988, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan matures on May 6, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, is payable monthly commencing December 2020, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to May 6, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot provide assurance that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults and breach of representations and warranties. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

4. ADVANCE

In July 2018, we received a payment from a third party in the amount of $296,653. To date, the Company has not confirmed the nature of this payment. We have recorded this payment as an advance and at September 30, 2020 and March 31, 2020, it is included in current liabilities on the accompanying financial statements.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the six months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	6,556,710	$0.89
Granted	-
Exercised	-
Expired	-	-
Cancelled	(526,666)	1.42
Balance outstanding at September 30, 2020	6,030,044	$0.97
Balance exercisable at September 30, 2020	4,655,044	$0.99

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2020	750,000	$0.30		$0.30
	2,000,000	$0.35		$0.35
	1,664,542	$0.50		$0.50
	128,000	$0.96		$0.96
	130,000	$1.00		$10.00
	500,834	$1.50 - 1.95		$1.50 - 1.95
	687,500	$2.00 - 2.79		$2.00 - 2.79
	123,334	$3.10 - 3.80		$3.10 - 3.80
	45,834	$4.00 - 4.70		$4.00 - 4.70
	6,030,044
Options Exercisable, September 30, 2020	375,000	$0.30		$0.30
	1,000,000	$0.35		$0.35
	1,664,542	$0.50		$0.50
	128,000	$0.96		$0.96
	130,000	$1.00		$10.00
	500,834	$1.50 - 1.95	$	$ 1.50 - 1.95
	687,500	$2.00 - 2.79		$2.00 - 2.79
	123,334	$3.10 - 3.80		$3.10 - 3.80
	45,834	$4.00 - 4.70		$4.00 - 4.70
	4,655,044

During the six months ended September 30, 2020, we expensed total stock-based compensation related to stock options of $237,237, and the remaining unamortized cost of the outstanding stock-based awards at September 30, 2020 was approximately $271,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At September 30, 2020, the 6,030,044 outstanding stock options had no intrinsic value.

6. WARRANTS

A summary of warrants to purchase common stock during the six months ended September 30, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	(521,668)	2.13
Balance outstanding and exercisable at September 30, 2020	613,335	$2.24

At September 30, 2020, the 613,335 outstanding stock warrants had no intrinsic value.

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

The following table presents the summarized components of loss from discontinued operations for the clinical and test kit operations:

	Three Months Ended September 30,
	2020	2019

Revenue	$-	$-

Cost of sales	-	1,813
Research and development	-	-
General and administrative	-	214,218
Loss from discontinued operations	$-	$(216,031)

	Six Months Ended September 30,
	2020	2019

Revenue	$-	$44,698

Cost of sales	-	143,232
Research and development	-	4,361
General and administrative	-	563,163
Loss from discontinued operations	$-	$(666,058)

8. COMMITMENTS AND CONTINGENCIES

SEC Investigation

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. We may be required to reimburse certain former officers and directors for legal fees related to this matter, but at September 30, 2020, management determined that the liability for those fees is not probable and we could not reasonably estimate those fees.

9. SUBSEQUENT EVENTS

In October 2020, we received $34,000 from the subtenant of the office space leased by our subsidiary, The Control Center, Inc. This payment was recorded as a reduction of rent expense and accounts payable.

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

Company Overview

Vitality Biopharma is a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs, which we refer to as cannabosides. We conduct our operations using our own personnel and facilities with the support of third-party resources as necessary to advance our drug development programs.

Our cannabinoid-glycoside prodrugs, which we refer to as cannabosides, were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies, that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 25 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by patent applications in the United States and various other countries for composition of matter, method of production and method of use.

Our corporate headquarters is located in Los Angeles, California. As of November 12, 2020, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. In the past, we have engaged the services of outside scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

We have focused our research and development activities on the glycosylation of cannabinoids given their well-known positive effects on the human endocannabinoid system. Our research and development activities originally focused on the glycosylation of CBD and then later expanded into the glycosylation of THC. The use of the cannabinoid THC has been shown to provide substantial anti-inflammatory benefits on the human body, among other benefits, but is limited as a pharmaceutical option given its psychoactive and intoxicating properties. However, by glycosylating THC, we have learned through initial animal studies that the binding of glucose and THC molecules restricts the release of THC into the body’s digestive system until the prodrug reaches the large intestine, at which point the glycoside hydrolase enzymes cleave the glucose from the prodrug and the THC is released in a targeted and restricted manner. Further, we have learned through our initial animal studies that this targeted release of THC, which could be provided in very low doses to achieve physiologically beneficial results, serves as an anti-inflammatory agent in the lower gastrointestinal tract and minimizes the amount of THC absorbed into the blood stream, thereby avoiding the psychoactive and intoxicating properties that hinder the broader pharmaceutical use of THC.

We are developing our THC-glycoside prodrugs for the treatment of gastrointestinal diseases, including inflammatory bowel disease (IBD) and irritable bowel syndrome (IBS) because of the targeted release described above. IBD is a frequently chronic inflammatory condition where parts of the digestive system become inflamed from an overactive immune response. The disease can lead to irreversible damage to the gastrointestinal tract and may require surgery to remove affected areas of the intestine. Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system, and ulcerative colitis, which often affects the colon or large intestine. The disease is often unpredictable with periods of painful and debilitating symptoms followed by periods of remission with limited symptoms. IBS has similar symptoms to IBD, including abdominal pain, but the underlying disease process is quite different. IBS is a functional gastrointestinal disorder that commonly affects the large intestine and is characterized by abdominal cramping, diarrhea, constipation, and pain. Currently, patients suffering from IBD are frequently prescribed anti-inflammatory drugs such as steroids, biologics and immunosuppressants, and patients suffering from IBS are prescribed antibiotics, antidepressants and gastrointestinal motility compounds, all of which often result in unwanted side effects.

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio due to its compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our pre-clinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other pre-clinical research, is anticipated to be completed during the 2nd half of calendar year 2021, subject to the Company securing sufficient additional funding or entering into a strategic research and development partnership. After our satisfactory completion of all of the prerequisite pre-clinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into the above-referenced strategic partnership.

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

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Our net loss during the three months ended September 30, 2020 was $472,932 compared to a net loss of $1,227,450 for the three months ended September 30, 2019. Included in net loss during the three months ended September 30, 2019, was our loss from discontinued operations of $216,031. There was no such loss recorded in the corresponding 2020 period. We had no revenue from continuing operations during either the 2020 or 2019 period.

During the three months ended September 30, 2020, we incurred general and administrative expenses in the aggregate amount of $374,290 compared to $726,881 incurred during the three months ended September 30, 2019 (a decrease of $352,591). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period relates to legal fees, most of which were related to the Private Investigation and Section 8(e) Examination, which decreased to $40,828 in the period ending September 30, 2020, as compared to $290,523 in the period ending September 30, 2019.

In addition, during the three months ended September 30, 2020, we incurred research and development costs of $98,829, compared to $294,521 during the three months ended September 30, 2019 (a decrease of $195,692). This decrease resulted from a reduction in staff in the 2020 period.

Our discontinued operations incurred a loss of $216,031 during the three months ended September 30, 2019. No loss from discontinued operations was incurred during the three months ended September 30, 2020.

During the three months ended September 30, 2020, we recorded total net other income in the amount of $187, compared to total net other income recorded during the three months ended September 30, 2019 in the amount of $9,983. During the three months ended September 30, 2019, we recorded a gain related to the change in fair value of derivatives of $9,366, compared to an expense of $0 during the 2020 quarter.

This resulted in a net loss of $472,932 during the three months ended September 30, 2020 compared to a net loss of $1,227,450 during the three months ended September 30, 2019.

Six Months Ended September 30, 2020 and September 30, 2019

Our net loss during the six months ended September 30, 2020 was $1,213,170 compared to a net loss of $2,818,729 for the six months ended September 30, 2019. Included in net loss during the six months ended September 30, 2019, was our loss from discontinued operations of $666,058. There was no loss from discontinued operations recorded in the 2020 period. We had no revenue from continuing operations during either the 2020 or 2019 period.

During the six months ended September 30, 2020, we incurred general and administrative expenses in the aggregate amount of $947,543 compared to $1,587,100 incurred during the six months ended September 30, 2019 (a decrease of $639,557). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period relates to legal fees, most of which were related to the Private Investigation and Section 8(e) Examination, which decreased to $80,585 in the period ending September 30, 2020, as compared to $563,944 in the period ending September 30, 2019, as well as a decrease in stock-based compensation costs which decreased to $237,237 in the period ending September 30, 2020, as compared to $350,272 in the period ending September 30, 2019.

In addition, during the six months ended September 30, 2020, we incurred research and development costs of $266,293, compared to $623,009 during the six months ended September 30, 2019 (a decrease of $356,716). This decrease resulted from a reduction in staff during the 2020 period.

Our discontinued operations incurred a loss of $666,058 during the six months ended September 30, 2019. No loss from discontinued operations was incurred during the six months ended September 30, 2020.

During the six months ended September 30, 2020, we recorded total net other income in the amount of $666, compared to total net other income recorded during the six months ended September 30, 2019 in the amount of $57,438. During the six months ended September 30, 2019, we recorded a gain related to the change in fair value of derivatives of $33,914, compared to an expense of $0 during the comparable period in 2020.

The net loss during the six months ended September 30, 2020 compared to the net loss for the six months ended September 30, 2019 is attributable primarily to lower legal fees, lower stock-based compensation costs and a reduction in staff in the 2020 period.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $47,760,028 as of September 30, 2020, and further losses are anticipated in the development of our business.

As of September 30, 2020, we had total current assets of $1,367,635. Our total current assets as of September 30, 2020 were comprised primarily of cash in the amount of $1,354,440. Our total current liabilities as of September 30, 2020 were $1,110,752, represented primarily by accounts payable and accrued liabilities of $702,202 and an advance of $296,653. As a result, on September 30, 2020, we had a working capital of $256,883.

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

In September 2020, we retained DelMorgan & Co., an internationally recognized investment banking firm, to advise us on our strategic alternatives, including potential financings, asset divestitures or strategic partnerships.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2020, net cash used in operating activities-continuing operations was $1,134,773 compared to net cash used in operating activities-continuing operations of $1,358,163 for the six months ended September 30, 2019. This decrease was primarily attributable to a decrease in accounts payable, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the six months ended September 30, 2020 consisted primarily of a net loss of $1,213,170, and a decrease in accounts payable of $160,326 offset by $237,237 related to stock-based compensation. Net cash used in operating activities-continuing operations during the six months ended September 30, 2019 consisted primarily of a net loss of $2,152,671, offset by $350,272 related to stock-based compensation and an increase in accounts payable of $473,413. For the six months ended September 30, 2019, net cash used in operating activities-discontinued operations was $666,114. No cash was used in operating activities-discontinued operations for the six months ended September 30, 2020. The losses incurred in the 2019 period were attributed to the losses incurred by the Company’s clinical operations.

Net Cash Used in Investing Activities

During the six months ended September 30, 2020 and September 30, 2019, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2020 net cash provided from financing activities was $96,988, from the issuance of a note payable. During the six months ended September 30, 2019, no net cash was used in or provided by financing activities.

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

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, and have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Date: November 13, 2020

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

