Form 10-Q
period 2020-12-31
Vitality Biopharma, Inc.
filed 2021-01-29
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes [  ] No [X]

As of January 28, 2021, there were 50,840,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,441,471	$2,392,225
Prepaid expenses and other current assets	13,195	15,666
Total current assets	1,454,666	2,407,891
Deposits	26,157	35,752
Operating lease right-of-use asset	22,817	123,606

Total Assets	$1,503,640	$2,567,249

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$72,078	$862,528
Advance	296,653	296,653
Operating lease liability, short-term	23,194	125,679
Total current liabilities	391,925	1,284,860

Total liabilities	391,925	1,284,860

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 shares issued and outstanding	50,640	50,640
Additional paid-in-capital	48,128,153	47,778,607
Accumulated deficit	(47,067,078)	(46,546,858)
Total stockholders’ equity	1,111,715	1,282,389
Total Liabilities and Stockholders’ Equity	$1,503,640	$2,567,249

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	394,567	506,926	1,342,110	2,094,026
Research and development	71,975	241,840	338,268	864,849
Total operating expenses	466,542	748,766	1,680,378	2,958,875

Loss from operations	(466,542)	(748,766)	(1,680,378)	(2,958,875)

Other income (expense)
Change in fair value of derivative liability	-	1,711	-	35,625
Gain on extinguishment of note payable	97,516	-	97,516	-
Gain on settlement	1,062,405	-	1,062,405	-
Other	(429)	529	237	24,053
Total other income (expense), net	1,159,492	2,240	1,160,158	59,678

Income (loss) from continuing operations	692,950	(746,526)	(520,220)	(2,899,197)

Loss from discontinued operations	-	(48,769)	-	(714,827)

Net income (loss)	$692,950	$(795,295)	$(520,220)	$(3,614,024)

Net income (loss) per common share
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.01)	$(0.06)
Loss from discontinued operations	$-	$(0.00)	$-	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	50,840,147	50,840,147	50,840,147	51,773,420

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three months ended December 31, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – September 30, 2020	50,840,147	$50,640	$48,015,844	$(47,760,028)	$306,456
Fair value of vested stock options	-	-	112,309	-	112,309
Net income	-	-	-	692,950	692,950
Balance as of December 31, 2020 (Unaudited)	50,840,147	$50,640	$48,128,153	$(47,067,078)	$1,111,715

	Three months ended December 31, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of September 30, 2019	50,840,147	$50,640	$47,502,211	$(45,000,232)	$2,552,619
Fair value of vested stock options	-	-	142,282	-	142,282
Net loss	-	-	-	(795,295)	(795,295)
Balance as of December 31, 2019 (Unaudited)	50,840,147	$50,640	$47,644,493	$(45,795,527)	$1,899,606

	Nine months ended December 31, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389
Fair value of vested stock options	-	-	349,546	-	349,546
Net loss	-	-	-	(520,220)	(520,220)
Balance as of December 31, 2020 (Unaudited)	50,840,147	$50,640	$48,128,153	$(47,067,078)	$1,111,715

	Nine months ended December 31, 2019 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076
Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	492,554	-	492,554
Net loss	-	-	-	(3,614,024)	(3,614,024)
Balance as of December 31, 2019 (Unaudited)	50,840,147	$50,640	$47,644,493	$(45,795,527)	$1,899,606

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2020	2019

Cash flows from operating activities
Net loss	$(520,220)	$(3,614,024)
Loss from discontinued operations	-	714,827
Loss from continuing operations	(520,220)	(2,899,197)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	349,546	492,554
Operating lease expense	100,789	93,845
Change in fair value of derivative liability	-	(35,625)
Gain on settlement, net of cash received of $450,000	(612,405)	-
Gain on extinguishment of note payable	(97,516)	-
Accrual of interest added to note payable	528	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	2,471	24,598
Deposits	9,595	(10,000)
Accounts payable and accrued liabilities	(178,045)	292,521
Accounts payable - related party	-	(5,200)
Operating lease liability	(102,485)	(97,954)
Net cash used in operating activities- continuing operations	(1,047,742)	(2,144,458)
Net cash used in operating activities- discontinued operations	-	(714,883)

Net cash used in operating activities	(1,047,742)	(2,859,341)

Cash flows from financing activities:
Proceeds from note payable	96,988	-
Net cash provided by financing activities	96,988	-

Net decrease in cash	(950,754)	(2,859,341)

Cash and cash equivalents - beginning of period	2,392,225	5,982,741
Cash and cash equivalent - end of period	$1,441,471	$3,123,400

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$-	$248,425
Cancellation of shares	$-	$1,450

See accompanying notes to the condensed consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Liquidity

Since we do not have any commercial products currently available in the marketplace, the Company does not generate any revenues. As reflected in the accompanying financial statements, during the nine months ended December 31, 2020, the Company incurred a net loss of $520,220 and used $1,047,742 of cash in our operating activities. As of December 31, 2020, we had $1,441,471 of cash on hand, stockholders’ equity of $1,111,715 and had working capital of $1,062,741.

Our total expenditures for the twelve months following December 31, 2020, are expected to be approximately $1,000,000, which is comprised of research and development and general operating expenses. Based on the funds we had available on December 31, 2020, we believe that we have sufficient capital to fund our anticipated operating expenses for at least one year from the date that the financial statements in this report are issued.

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

In September 2020, we retained DelMorgan & Co., an internationally recognized investment banking firm, to advise us on our strategic alternatives, including potential financings, asset divestitures or strategic partnerships. The Company is continuing to work closely with DelMorgan in support of their retention.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended December 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, applied on a consistent basis, and pursuant to the requirements for reporting on Form 10-Q and the requirements of Regulation S-K and Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete audited financial statements. However, the information included in these financial statements reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year or any future annual or interim period. The balance sheet information as of March 31, 2020 was derived from the Company’s audited financial statements as of and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020. These financial statements should be read in conjunction with that report.

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

The fair value of the Company’s stock options and warrants are estimated using the Black-Scholes-Merton Option Pricing model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

	Nine months ended
	December 31, 2020	December 31, 2019
Options	5,997,544	6,546,710
Warrants	146,668	1,135,003
Total	6,144,212	7,681,713

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s product candidates. Research and development costs are expensed as incurred.

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

2. OPERATING LEASE

At December 31, 2020, the Company’s wholly-owned subsidiary, The Control Center, Inc., (“TCC”) has an operating lease agreement for office space that began in December 2012, and was amended in December 2015 and December 2019, and expires February 28, 2021. In addition, at December 31, 2020, TCC has a sublease agreement in place for the office space that began in September 2019 and expires February 28, 2021. TCC remains the primary obligor on the office space lease agreement. Sublease income was not significant during the three and nine months ended December 31, 2020 and 2019.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations)	$111,657

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended December 31, 2020	$-
Weighted average remaining lease term – operating leases (in years)	0.2
Average discount rate – operating leases	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
Long-term right-of-use asset	$22,817

Short-term operating lease liability	$23,194
Total operating lease liabilities	$23,194

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending March 31	Operating Lease
2021 (remaining 2 months)	$23,310
Total lease payments	23,310
Less: Imputed interest/present value discount	(116)
Present value of lease liabilities	$23,194

Lease expenses were $45,970 and $139,218 during the three and nine months ended December 31, 2020, respectively.

3. GAIN ON EXTINGUISHMENT OF NOTE PAYABLE

On May 6, 2020, the Company was granted a loan (the “PPP” loan) from U.S. Bank for $96,988 pursuant to the Paycheck Protection Program under the CARES Act. The PPP loan bore interest at 1% per annum with the first six months of interest deferred, and was unsecured and guaranteed by the Small Business Administration (the “SBA”). The Company used the entire PPP loan amount for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent, and qualifying utilities. On November 21, 2020, we received notice that the SBA had reviewed the forgiveness application of our PPP loan and provided forgiveness of our PPP loan of $97,516, including accrued interest of $528. We recognized a gain on extinguishment of the PPP loan of $97,516 during the three and nine months ended December 31, 2020.

4. GAIN ON SETTLEMENT

From 2016 to 2019, the Company recorded approximately $1.1 million due to a vendor for services, of which $612,405 had not been paid and was included in accounts payable at March 31, 2020 and through November 30, 2020.  In December 2020, the Company reached a settlement with the vendor to forgive the $612,405 of outstanding invoices, and in addition, the Company received a payment from the vendor of $450,000.  This resulted in a gain on settlement of $1,062,405 during the three and nine months ended December 31, 2020.

5. ADVANCE

In July 2018, we received a payment from a third party in the amount of $250,000 and a payment of $46,653 was made on our behalf to a vendor. To date, the Company has not confirmed the nature of these payments. We have recorded these payments as an advance and at December 31, 2020 and March 31, 2020, it is included in current liabilities on the accompanying financial statements.

6. STOCK OPTIONS

A summary of the Company’s stock option activity during the nine months ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	6,556,710	$0.89
Granted	-
Exercised	-
Expired	(32,500)	2.17
Cancelled	(526,666)	1.42
Balance outstanding at December 31, 2020	5,997,544	$0.91
Balance exercisable at December 31, 2020	4,622,544	$0.87

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, December 31, 2020	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$ 1.50 - 1.95	$ 1.50 - 1.95
	657,500	$ 2.00 - 2.79	$ 2.00 - 2.79
	123,334	$ 3.10 - 3.80	$ 3.10 - 3.80
	43,334	$ 4.00 - 4.70	$ 4.00 - 4.70
	5,997,544
Options Exercisable, December 31, 2020	375,000	$0.30	$0.30
	1,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$ 1.50 - 1.95	$ $ 1.50 - 1.95
	657,500	$ 2.00 - 2.79	$ 2.00 - 2.79
	123,334	$ 3.10 - 3.80	$ 3.10 - 3.80
	43,334	$ 4.00 - 4.70	$ 4.00 - 4.70
	4,622,544

During the nine months ended December 31, 2020, we expensed total stock-based compensation related to stock options of $349,546, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2020 was approximately $160,000. The remaining unamortized cost will be amortized on a straight-line basis over a weighted average remaining vesting period of one year. At December 31, 2020, the 5,997,044 outstanding stock options had no intrinsic value.

7. WARRANTS

A summary of warrants to purchase the Company’s common stock during the nine months ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	(988,335)	2.10
Balance outstanding and exercisable at December 31, 2020	146,668	$3.00

At December 31, 2020, the 146,668 outstanding stock warrants had no intrinsic value.

8. DISCONTINUED OPERATIONS

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

The following table presents the summarized components of loss from discontinued operations for the clinical and test kit operations:

	Three Months Ended December 31,
	2020	2019

Revenue	$-	$-

Cost of sales	-	-
Research and development	-	-
General and administrative	-	48,769
Loss from discontinued operations	$-	$(48,769)

	Nine Months Ended December 31,
	2020	2019

Revenue	$-	$44,698

Cost of sales	-	143,232
Research and development	-	4,361
General and administrative	-	611,932
Loss from discontinued operations	$-	$(714,827)

9. COMMITMENTS AND CONTINGENCIES

SEC Investigation

On August 19, 2016, we filed a resale registration statement on Form S-1 (“Form S-1”) with the SEC to register 2,650,000 shares of our common stock and 7,950,000 shares of our common stock issuable upon exercise of certain warrants. We received a letter from the Washington D.C. office of the SEC dated December 10, 2016, stating that the staff of the SEC was conducting a Section 8(e) examination with respect to this Form S-1 and that the Division of Corporate Finance would not take any further action on the Form S-1 while the examination was pending. On May 12, 2020, our outside legal counsel received a letter from the staff of the SEC’s Enforcement Division stating that it has concluded the investigation as to the Company, and that it did not intend to recommend an enforcement action by the SEC against the Company. While certain former officers and directors may request the Company to reimburse them for legal fees related to this matter, at December 31, 2020, management has determined that the Company’s liability for those fees is not probable and we could not reasonably estimate those fees.

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

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: our ability to continue operating as a going concern; general economic and financial market conditions; our ability to obtain additional financing as necessary; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability of raw materials and costs associated with growing raw materials for our intended products; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

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

Our corporate headquarters is located in Los Angeles, California. As of January 28, 2021, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. In the past, we have engaged the services of outside scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio due to its compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our pre-clinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other pre-clinical research, is anticipated to be completed during the 1st half of calendar year 2022, subject to the Company securing sufficient additional funding or entering into a strategic research and development partnership. After our satisfactory completion of all of the prerequisite pre-clinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the FDA and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into the above-referenced strategic partnership.

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

Results of Operations

Three Months Ended December 31, 2020 and December 31, 2019

Our net income during the three months ended December 31, 2020, was $692,950 compared to a net loss of $795,295 for the three months ended December 31, 2019. This change was primarily attributable to a gain from a settlement of a vendor dispute. Included in net loss during the three months ended December 31, 2019, was our loss from discontinued operations of $48,769. There was no such loss recorded in the corresponding 2020 period. We had no revenue from continuing operations during either the 2020 or 2019 period.

During the three months ended December 31, 2020, we incurred general and administrative expenses in the aggregate amount of $394,567 compared to $506,926 incurred during the three months ended December 31, 2019 (a decrease of $112,359). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The decrease in general and administrative costs in the period is primarily attributable to a decrease in employee benefits expense of approximately $37,000, as well as a decrease in travel expenses of approximately $21,000.

In addition, during the three months ended December 31, 2020, we incurred research and development costs of $71,975, compared to $241,840 during the three months ended December 31, 2019 (a decrease of $169,865). This decrease resulted from a reduction in staff in the 2020 period and corresponding decrease in research and development activities.

During the three months ended December 31, 2020, we recorded total net other income in the amount of $1,159,492, compared to total net other income recorded during the three months ended December 31, 2019 in the amount of $2,240. During the three months ended December 31, 2020, we recorded a gain from a settlement of a vendor dispute in the amount of $1,062,405 and a gain related to the forgiveness of our PPP loan of $97,516.

Nine Months Ended December 31, 2020 and December 31, 2019

Our net loss during the nine months ended December 31, 2020 was $520,220 compared to a net loss of $3,614,024 for the nine months ended December 31, 2019. The decrease in net loss of $3,093,804 during the 2020 period is attributable primarily to operating expenses reduced by $1,278,497, elimination of loss from discontinued operations of $714,827, gain on settlement of $1,062,405 and the gain related to the forgiveness of our PPP loan of $97,516. Included in net loss during the nine months ended December 31, 2019, was our loss from discontinued operations of $714,827. There was no loss from discontinued operations recorded in the 2020 period. We had no revenue from continuing operations during either the 2020 or 2019 period.

During the nine months ended December 31, 2020, we incurred general and administrative expenses in the aggregate amount of $1,342,110 compared to $2,094,026 incurred during the nine months ended December 31, 2019 (a decrease of $751,916). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period is attributable to a decrease in legal fees, most of which were incurred in connection with the Private Investigation and Section 8(e) Examination, which decreased by approximately $500,000 from the previous nine-month period, as well as a decrease in wages of approximately $152,000 from the previous nine-month period.

In addition, during the nine months ended December 31, 2020, we incurred research and development costs of $338,268, compared to $864,849 during the nine months ended December 31, 2019 (a decrease of $526,581). This decrease resulted from a reduction in staff during the 2020 period and corresponding decrease in research and development activities.

Our discontinued operations incurred a loss of $714,827 during the nine months ended December 31, 2019. No loss from discontinued operations was incurred during the nine months ended December 31, 2020.

During the nine months ended December 31, 2020, we recorded total net other income in the amount of $1,160,158 compared to total net other income recorded during the nine months ended December 31, 2019 in the amount of $59,678. During the nine months ended December 31, 2020, we recorded a gain from a settlement of a vendor dispute in the amount of $1,062,405 and a gain related to the forgiveness of our PPP loan of $97,516.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $47,067,078 as of December 31, 2020, and further losses are anticipated in the development of our business.

As of December 31, 2020, we had total current assets of $1,454,666, comprised primarily of cash in the amount of $1,441,471. Our total current liabilities as of December 31, 2020 were $391,925, represented primarily by accounts payable and accrued liabilities of $72,078 and an advance of $296,653. As a result, on December 31, 2020, we had working capital of $1,062,741.

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

In September 2020, we retained DelMorgan & Co., an internationally recognized investment banking firm, to advise us on our strategic alternatives, including potential financings, asset divestitures or strategic partnerships. The Company is continuing to work closely with DelMorgan in support of their retention.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2020, net cash used in operating activities-continuing operations was $1,047,742 compared to net cash used in operating activities-continuing operations of $2,144,458 for the nine months ended December 31, 2019. Net cash used in operating activities-continuing operations during the nine months ended December 31, 2020 consisted primarily of a net loss of $520,220, and a decrease in accounts payable of $178,045 offset by $349,546 related to stock-based compensation and gain on settlement of $612,405 net of the cash received. Net cash used in operating activities-continuing operations during the nine months ended December 31, 2019 consisted primarily of a net loss of $3,614,024, offset by $492,554 related to stock-based compensation and an increase in accounts payable of $292,521. For the nine months ended December 30, 2019, net cash used in operating activities-discontinued operations was $714,883. No cash was used in operating activities-discontinued operations for the nine months ended December 31, 2020. The losses incurred in the 2019 period were attributed to the losses incurred by the Company’s clinical operations.

Net Cash Used in Investing Activities

During the nine months ended December 31, 2020 and December 31, 2019, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2020, net cash provided from financing activities was $96,988 from the issuance of a note payable. During the nine months ended December 31, 2019, no net cash was used in or provided by financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, and have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: January 29, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.3	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.