Form 10-K
period 2021-03-31
Vitality Biopharma, Inc.
filed 2021-05-19
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021 or

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

As of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,796,387, based on the closing price of $0.17 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of May 18, 2021, there were 50,840,147 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I

Item 1. Business

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us”, and “our” refer to Vitality Biopharma, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.”

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

Additionally, the Company is evaluating the expansion of its corporate strategy to create long-term sustainable value for its shareholders by building a more diversified portfolio of assets through organic growth and strategic acquisitions. Specifically, the Company is considering special situation opportunities in a variety of industries, including without limitation, businesses that utilize innovative technologies to address the unfavorable environmental impacts of climate change.

Our corporate headquarters is located in Los Angeles, California. As of May 18, 2021, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

Our proprietary glycosylation process, which results in adding one or more glucose molecules to compounds, may enable our new cannabosides to act as prodrugs that achieve targeted delivery of the bioactive compounds of cannabinoids to the gastrointestinal tract. Glycosylated compounds are generally more stable and water soluble, so upon ingestion, we believe they will remain intact and transit through the esophagus, stomach and upper intestine with limited absorption or degradation from stomach acids. However, once the glycosylated compounds reach the large intestine, we expect them to encounter glycoside hydrolase enzymes secreted by the human intestinal microbiota that will cleave the polar glucose residues and release the active cannabinoid compound primarily in the large intestine or colon.

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

Our most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment. Our pre-clinical development plan, which includes dose range finding studies, GLP toxicology studies, pharmacokinetic studies and other pre-clinical research, is anticipated to be completed during the 2nd half of calendar year 2022, subject to the Company securing sufficient additional funding or entering into a strategic partnership. After our satisfactory completion of all of the prerequisite pre-clinical in vitro and in vivo studies, an Investigational New Drug (IND) application would be filed with the U.S. Food and Drug Administration (FDA) and, upon receiving FDA approval, we would initiate our Phase 1 clinical trial, subject to the Company securing sufficient additional funding or entering into a strategic partnership.

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

Enzymatic Processing Methods

The Company originally developed its proprietary enzymatic bioprocessing technologies to attach glucose molecules to the molecules of stevia as part of our activities in the stevia processing industry. We then expanded the application of this proprietary technology to attach glucose molecules to cannabinoids, including THC and CBD. We may pursue additional opportunities to develop new products utilizing this proprietary technology.

Government Regulation

Due to our development of pharmaceutical products, we are subject to extensive regulation by the FDA and other federal, state, and local agencies. Also, since we are researching and developing cannabinoid-based products, we are subject to regulation by the U.S. Drug Enforcement Administration (DEA). If we expand our clinical research, product development or commercialization activities outside of the United States in the future, we anticipate that we would then be subject to additional regulation by the applicable foreign jurisdictions and governing bodies, which may have different requirements.

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States, with additional layers of regulation from other federal, state and local agencies. The Federal Food, Drug, and Cosmetic Act governs most of the requirements for the development and marketing of our pharmaceutical products. The FDA’s drug approval process is extensive, generally including: pre-clinical animal studies of drug safety, efficacy and dosing, submission and approval of an IND application, clinical studies in humans to determine safety, efficacy and dosing (Phase 1 – 3 studies), submission and approval of a New Drug Application (NDA), and additional post-approval requirements. Failure to comply with any FDA-requirements may result in the FDA refusing to approve our application.

The DEA establishes procedures and monitors research and development activities of “controlled substances” subject to the Controlled Substances Act. Our research and development activities focus on cannabinoids, particularly THC and CBD derived from the cannabis plant, which the DEA has classified as Schedule I substances. Schedule I substances are defined as drugs with no currently accepted medical use and a high potential for abuse. In May 2019, the DEA informed us that it had determined that they consider our VBX-100 prodrug a Schedule I substance. As a result, any developing, testing, manufacturing, or clinical studies involving our VBX-100 prodrug, and by inference potentially all of our THC-glycoside molecules, are required to be properly licensed by the DEA and adhere to strict diversion control standards. Our current research and development efforts involving our THC-glycoside molecules are conducted at our Rocklin laboratory, which holds a DEA-issued Controlled Substance Registration Certificate for “Research” that expires on May 31, 2022 and is renewable on an annual basis. Our research and development activities are also approved by and operated in compliance with the State of California’s Research Advisory Panel, which is a division of the California Department of Justice that oversees research performed within the state using DEA Schedule I and II substances.

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

However, in December 2019, we received a letter from the OOPD informing us that the FDA determined that the Company may be eligible for pediatric-subpopulation designation because we submitted our original request for an Orphan Drug Designation before the guidance Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases was finalized in July 2018.

As a result, in May 2020, we filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018, which included, among other things (1) support for the prevalence of pediatric ulcerative colitis; (2) our scientific rationale for the specific animal models used in our pre-clinical animal studies; and (3) more comprehensive supporting documentation for the use of VBX-100 in pediatric patients with ulcerative colitis. In August 2020, we received a letter from the OOPD informing us that it was unable to grant our request for an Orphan Drug Designation status because our VBX-100 prodrug was administered before and after colitis was induced in our in vivo mouse studies, which resulted in the need for more scientific data to support the efficacy of our VBX-100 prodrug in a treatment-only setting. As a result, we were advised to perform a second in vivo mouse study in which our VBX-100 prodrug would be administered only after colitis was induced in order to provide a clear indication that the active drug was released only after ulcerative colitis was present. In May 2021, we completed the treatment-only in vivo mouse study and filed a supplemental response letter with the OOPD providing the requested in vivo treatment-only mouse study results in support of our position that VBX-100 may be effective as a treatment for pediatric ulcerative colitis.

Intellectual Property

In September 2015, we filed our first provisional U.S. patent application entitled “Cannabinoid Glycoside Prodrugs and Methods of Synthesis”, which described novel CBD-glycosides and THC-glycosides along with methods of production through enzymatic biosynthesis. In October 2015, we filed our second provisional U.S. patent application that added CBDV-glycosides as additional cannabosides, plus added numerous methods of use claims for our cannabinoid-glycosides. In July 2016, we filed our third provisional U.S. patent application that greatly expanded on the cannabinoid substrates for glycosylation by adding (i) the phytocannabinoid cannabinol (CBN), (ii) the endocannabinoids anandamide, 2-AG, 1-AG, and synaptamide, and (iii) the vanilloids capsaicin, vanillin, and curcumin. In September 2016, one year after the filing of our first provisional patent, our non-provisional cannabinoid glycoside patent was filed, which included all prior material plus additional data derived from our ongoing research and laboratory studies. Also, in September 2016, we filed an expanded international patent application under the Patent Cooperation Treaty system, which included 79 patent claims covering nearly 200 individual compounds, including our THC and CBD prodrugs. In March and April 2018, this application was filed for national and regional prosecution in major pharmaceutical markets worldwide, including the United States, Canada, Mexico, Europe, China, Japan, Australia, New Zealand and Brazil.

In May 2017, we filed a U.S. patent application entitled “Antimicrobial Compositions Comprising Cannabinoids and Methods of Using the Same”, which described compositions and methods of use involving cannabinoid-glycosides that provide antimicrobial activity to treat microbial infections in the intestines, including Clostridioides difficile (C. diff) infections. In May 2018, one year after the filing of the provisional U.S. patent, we filed a non-provisional U.S. patent for the use of cannabinoid-glycosides to deliver cannabinoids to the gastrointestinal tract to treat C. diff infections.

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

In December 2020, we filed a provisional U.S. patent application entitled “Continuous Enzymatic Perfusion Reactor System”, which described our improved reactor system for the efficient enzymatic glycosylation of hydrophobic small molecules, including cannabinoids.

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

Stock Relisting and Going Concern

On November 7, 2018, the SEC temporarily suspended the trading of the Company’s common stock on the OTC marketplace. The Company’s common stock resumed trading with limited liquidity on the grey market on November 21, 2018. Grey market stocks are not traded or quoted on an exchange or inter-dealer quotation system, but are reported by broker-dealers to their self-regulatory organization who, in turn, distribute the trade data to market data vendors and financial websites. On March 9, 2021, the Financial Industry Regulatory Authority (“FINRA”) processed a Form 211 application relating to the initiation of priced quotations of the Company’s common stock, and commencing on March 10, 2021, the Company’s common stock was quoted on the OTC Link ATS. The Company is currently seeking approval to obtain Depository Trust Company eligibility for the Company’s common stock.

Since inception, the Company has funded its operations primarily through equity and debt financings. During the year ended March 31, 2021, the Company incurred a net loss of $880,851 and used $1,605,076 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date that the financial statements are issued which are a part of this Annual Report on Form 10-K. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2021 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. If we cannot raise the capital or financing we need to continue our operations, our business could fail.

Employees

As of May 18, 2021, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have engaged the services of scientific and regulatory consultants to assist with our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower and variable overhead cost structure.

Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $2,700 per month under a lease agreement that expires on March 31, 2022. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

For the fiscal year ended March 31, 2021, the Company incurred a net loss of $880,851 and used $1,605,076 of cash in our operating activities. We have incurred losses since inception, resulting in an accumulated deficit of $47,427,709 as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date that the financial statements are issued which are a part of this Annual Report on Form 10-K. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2021 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. We expect to incur further losses as we continue to develop our business. We have not yet received significant revenues from sales of products or services and have recurring losses from operations.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in obtaining regulatory approval to market our products, we may still incur losses for the foreseeable future. We also expect to experience negative cash flow for the near future, as we plan to use all available resources to fund our operations and if we proceed with an expansion of our corporate strategy as discussed elsewhere in this Annual Report, to make significant capital expenditures. As a result, we would need to generate significant revenues if we are to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings. If we do issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Over the 12 months following March 31, 2021, we expect our total operating expenditures to be approximately $1,400,000. However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our operational expenses may increase substantially during our current fiscal year if we pursue an expansion of our current operational goals and research and development activities. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. In addition, weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in the Company.

We currently face, and will continue to face, significant competition.

Our major competitors for the development of pharmaceutical products related to cannabinoids and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including, but not limited to, Biogen, Teva Neuroscience, Pfizer, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as GW Pharmaceuticals, Arena Pharmaceuticals, Corbus Pharmaceuticals, Trait Biosciences, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications and commercial applications.

Our limited operating experience could make our operations inefficient or ineffective.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. In order to conserve our cash resources, we have significantly scaled back our product research and development efforts such that we are almost exclusively focused on pursuing the orphan drug designation approval and exploring strategic alternatives. We only recently commenced operations in the development of pharmaceutical products and have limited experience with these activities and the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

The coronavirus pandemic is adversely affecting and will continue to adversely affect our business.

Since inception, the Company has funded its operations primarily through equity and debt financings. In the event that the coronavirus pandemic has an adverse financial effect on our potential sources of financing, our operations would be negatively affected. The coronavirus pandemic may also make it more difficult for us to pursue capital through alternative sources, such as collaborations or other similar arrangements, since we expect that many potential strategic partners are either suffering financially or operationally as a result of the coronavirus pandemic or are focused on the development of treatment therapies or vaccines for the coronavirus. The duration and breadth of the coronavirus pandemic is uncertain and the ultimate impact cannot be reasonably estimated at this time.

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

As of May 18, 2021, we employed three full-time employees, including one professional dedicated to research and development. Attracting and retaining qualified scientific, management and other personnel will be critical to our success. There is intense competition for qualified personnel in our area of activities and we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

As a result, even if our products receive orphan exclusivity, the FDA or European Medicines Agency (EMA) can still approve other drugs that have a different active ingredient for use in treating the same indication. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our products or the EMA could reduce the term of exclusivity if our products are sufficiently profitable.

In January 2018, we filed a request with the FDA’s Office of Orphan Products Development (OOPD) for an Orphan Drug Designation of our VBX-100 prodrug for the treatment of pediatric ulcerative colitis, which was denied in March 2018. However, in December 2019, we received a letter from the OOPD informing us that the FDA has determined that the Company may be eligible for pediatric-subpopulation designation because we submitted our original request for an Orphan Drug Designation before the guidance Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases was finalized in July 2018. In May 2020, we filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018. In August 2020, we received a letter from the OOPD informing us that it was unable to grant our request for an Orphan Drug Designation status because our VBX-100 prodrug was administered before and after colitis was induced in our in vivo mouse studies, which resulted in the need for more scientific data to support the efficacy of our VBX-100 prodrug in a treatment-only setting. As a result, we were advised to perform a second in vivo mouse study in which our VBX-100 prodrug would be administered only after colitis was induced in order to provide a clear indication that the active drug was released only after ulcerative colitis was present. In May 2021, we completed the treatment-only in vivo mouse study and filed a supplemental response letter with the OOPD providing the requested in vivo treatment-only mouse study results in support of our position that VBX-100 may be effective as a treatment for pediatric ulcerative colitis.

While we have sought orphan drug designation for our VBX-100 prodrug, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or EMA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we may never receive such designation, or there may be a delay in receiving such designation that would impact our expected timeframe for clinical development.

We are dependent on the success of our products, which are still in pre-clinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in pre-clinical development. Our business depends on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional pre-clinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. The clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we are not certain that any of our product candidates will be successfully developed or commercialized.

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

● difficulties obtaining Institutional Review Board (IRB), DEA or comparable foreign regulatory authority, or ethics committee approval to conduct a clinical trial at a prospective site or sites;

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

In addition, a clinical trial may be suspended or terminated by us, the FDA, IRBs, ethics committees, data safety monitoring boards or other foreign regulatory authorities overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

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

If we seek and obtain regulatory approval for any of our products, such approval would be subject to extensive ongoing requirements by the DEA, FDA, EMA and other foreign regulatory authorities related to the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA, EMA and other comparable foreign regulatory authorities. If the FDA, EMA or any other comparable foreign regulatory authority becomes aware of new safety information after approval of any of our product candidates, these regulatory authorities may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing, impose ongoing requirements for potentially costly post-approval studies or post-market surveillance, or impose a recall.

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (cGMP) regulations. Our current facilities and staff have never undergone such an inspection, and we currently rely upon outside consultants and advisors to provide guidance on chemistry and manufacturing controls for pharmaceutical products. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities, and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

We may manufacture the commercial supply of our products, or necessary raw materials, outside of the United States. If our products are each approved by the FDA and classified as a Schedule II or III substance, an importer can import that product for commercial purposes if it obtains from the DEA an importer registration and files an application with the DEA for an import permit for each importation. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our products and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted.

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

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians and patients. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payors such as government healthcare systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factor preventing or limiting the market acceptance of our product candidates could have a material adverse effect on our business, results of operations and financial condition.

If we receive regulatory approvals, we may market our products in multiple jurisdictions where we have limited or no operating experience and may be subject to increased business and economic risks that could affect our financial results.

If we receive regulatory approvals, we may market our products in jurisdictions where we have limited or no experience in marketing, developing and distributing our products. Certain markets have substantial legal and regulatory complexities that we may not have experience navigating. We are subject to a variety of risks inherent in doing business internationally, including risks related to the legal and regulatory environment in non-U.S. jurisdictions, including with respect to privacy and data security, trade control laws and unexpected changes in laws, regulatory requirements and enforcement, as well as risks related to fluctuations in currency exchange rates and political, social and economic instability in foreign countries. If we are unable to manage our international operations successfully, our financial results could be adversely affected.

In addition, controlled substance legislation may differ in other jurisdictions and could restrict our ability to market our products internationally. Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or the approval of such amendments to the laws and regulations may take a prolonged period of time. We would be unable to market our products in countries with such obstacles in the near future or perhaps at all without modification to laws and regulations.

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

If we are able to develop and commercialize our proposed products, we could become subject to product liability claims. If we are not able to successfully defend against such claims, we may incur substantial liabilities or be required to limit commercialization of our proposed products. If we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability, claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Our common stock is quoted on the OTC and trading on the OTC is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to the Company, including general market conditions. An active market for our common stock may never develop, in which case it could be difficult for stockholders to sell their common stock. The market price of our common stock could continue to fluctuate substantially.

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

The Financial Industry Regulatory Authority (FINRA) has adopted rules that require a broker-dealer, when recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our common stock and could have an adverse effect on the market for our shares.

If we issue and sell additional shares of our common stock in the future, our existing stockholders will be diluted and our stock price could fall.

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of May 18, 2021, 50,840,147 shares were outstanding and 13,204,504 shares were reserved for issuance under our stock incentive plan or other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of May 18, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 40.4% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company and are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002. The ongoing costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, are significant and may cause unexpected increases in operational expenses. Our present management team is relatively small and may be unable to manage the ongoing costs and compliance effectively. It may be time consuming, difficult and costly for us to hire additional financial reporting, accounting and other finance staff in order to build and retain a management team with adequate expertise and experience in operating a public company.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is a leased office located at 1901 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Our office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $2,700 per month under a lease agreement that expires on March 31, 2022. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. Our common stock currently trades on the OTC Markets under the symbol “VBIO.”

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by OTC Markets Group. Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

	High	Low

Fiscal 2020
First Quarter ended June 30, 2019	0.53	0.18
Second Quarter ended September 30, 2019	1.61	0.10
Third Quarter ended December 31, 2019	0.15	0.05
Fourth Quarter ended March 31, 2020	0.09	0.01

Fiscal 2021
First Quarter ended June 30, 2020	0.10	0.03
Second Quarter ended September 30, 2020	2.00	0.06
Third Quarter ended December 31, 2020	0.20	0.06
Fourth Quarter ended March 31, 2021	1.61	0.06

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of May 18, 2021, there were 74 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the year ended March 31, 2021, we did not issue any options, warrants or other securities under our equity compensation plan (as amended, the “Equity Incentive Plan”). Except as listed in the table below, as of March 31, 2021, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of March 31, 2021 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,791,600	$1.10	-
Equity compensation plans not approved by security holders	1,205,944	$0.32	6,478,397
Total	5,997,544	$0.91	6,478,397

(1)	As of March 31, 2021, 6,478,397 shares of our common stock remained available for future issuance pursuant to the Equity Incentive Plan.

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the years ended March 31, 2021 and 2020 appearing elsewhere in this Annual Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Plan of Operations

We are a company focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides.

We believe our internally-developed cannabosides or cannabinoid-glycoside prodrugs will be converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 25 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use. We are currently developing our most promising THC-glycoside (VBX-100) as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from our THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects.

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

Additionally, the Company is evaluating the expansion of its corporate strategy to create long-term sustainable value for its shareholders by building a more diversified portfolio of assets through organic growth and strategic acquisitions. Specifically, the Company is considering special situation opportunities in a variety of industries, including without limitation, businesses that utilize innovative technologies to address the unfavorable environmental impacts of climate change.

Critical Accounting Policies

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The more significant estimates and assumption by management include, among others, assumptions used in valuing assets acquired in business acquisitions, reserves for accounts receivable, assumptions used in valuing equity instruments issued for services, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results could differ from those estimates.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

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

Results of Operations

Fiscal Years Ended March 31, 2021 and March 31, 2020

The following table sets forth our results of operations for the years ended March 31, 2021 and 2020

.

	Years Ended March 31,
	2021	2020

Operating Expenses:

General and administrative	$1,929,308	$2,680,217
Research and development	408,905	1,009,894
Rent - related party	-	2,600
Loss from operations	(2,338,213)	(3,692,711)

Other Income:
Gain on extinguishment of liabilities	1,456,574	-
Change in fair value of derivative liability	-	35,710
Other income	788	24,772

Loss from continuing operations	(880,851)	(3,632,229)
Loss from discontinued operations	-	(733,126)

Net loss	$(880,851)	$(4,365,355)

Our net loss during the fiscal year ended March 31, 2021 was $880,851 compared to a net loss of $4,365,355 for the fiscal year ended March 31, 2020 (a decrease of $3,484,504). The lower net loss of $3,484,504 was due to: (i) a $750,909 decrease in general and administrative expenses during fiscal year 2021 compared to fiscal year 2020, (ii) a $600,989 decrease in research and development expenses during fiscal year 2021 compared to fiscal year 2020, (iii) a $1,456,574 recognition of gains on extinguishment of liabilities during fiscal year 2021 compared to no gains recognized during fiscal year 2020, and (iv) no loss from discontinued operations during fiscal year 2021 compared to a loss from discontinued operations of $733,126 during fiscal year 2020.

During the fiscal year ended March 31, 2021, we incurred general and administrative expenses in the aggregate amount of $1,929,308 compared to $2,680,217 incurred during the fiscal year ended March 31, 2020 (a decrease of $750,909). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The largest decrease in general and administrative expenses was in our legal fees, which totaled $228,244 during the fiscal year 2021, compared to $727,017 during the fiscal year 2020 (a decrease of $498,773). We also recorded wages of $644,708 during fiscal year 2021, compared to $805,633 during fiscal year 2020 (a decrease of $160,925).

During the fiscal year ended March 31, 2021, we incurred research and development costs of $408,905 compared to $1,009,894 incurred during the fiscal year ended March 31, 2020 (a decrease of $600,989). The Company’s non-personnel research and development expenses, including study expenses, raw materials and laboratory costs, were $87,347 during fiscal year 2021, compared to $310,069 during fiscal year 2020 (a decrease of $222,722). The Company’s research and development personnel costs were $241,003 during fiscal year 2021, compared to $487,859 during fiscal year 2020 (a decrease of $246,856). We also recorded $80,555 related to stock-based compensation in our research and development costs during fiscal year 2021, compared to $214,567 during fiscal year 2020 (a decrease of $134,012).

During the fiscal year ended March 31, 2020, we incurred related party rent of $2,600. No such costs were incurred during the fiscal year ended March 31, 2021.

Loss from continuing operations was $880,851 during the fiscal year ended March 31, 2021 compared to a loss from continuing operations of $3,632,229 during the fiscal year ended March 31, 2020 (a decrease of $2,751,378). The lower net loss of $2,751,378 was due to: (i) a $750,909 decrease in general and administrative expenses during fiscal year 2021 compared to fiscal year 2020, (ii) a $600,989 decrease in research and development expenses during fiscal year 2021 compared to fiscal year 2020, and (iii) a $1,456,574 recognition of gains during fiscal year 2021 compared to no gains recognized during fiscal year 2020.

During the fiscal year ended March 31, 2020, the loss from discontinued operations was $733,126. No losses from discontinued operations were reported for the fiscal year ended March 31, 2021. For the year ended March 31, 2020, discontinued operations included $44,698 of revenue and $777,824 of expenses, including $630,231 of general and administrative expenses and $143,232 of cost of sales.

During the fiscal year ended March 31, 2021, we recorded net other income in the amount of $1,457,362, consisting of a gain on the extinguishment of a note payable of $97,516, gain on settlement with vendor of $1,062,405, gain on the extinguishment of an advance of $296,653, and other income of $788. During the fiscal year ended March 31,2020, we recorded other income of $60,482, consisting of other income of $24,772 and a gain related to the change in fair value of derivative liability of $35,710 during the fiscal year ended March 31, 2020.

The decrease in net loss from continuing operations attributable to common stockholders during the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020 in an amount equal to $2,751,378 is primarily due to: (i) a $750,909 decrease in general and administrative expenses during fiscal year 2021 compared to fiscal year 2020, (ii) a $600,989 decrease in research and development expenses during fiscal year 2021 compared to fiscal year 2020, and (iii) a $1,456,574 recognition of gains during fiscal year 2021 compared to no gains recognized during fiscal year 2020.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $47,427,709, and further losses are anticipated in the development of our business.

The continuation of our business is dependent upon us raising additional capital and eventually attaining and maintaining profitable operations. We do not have any firm commitments for future capital. We do not presently have any revenue to fund our business from our operations, and we will need to obtain all of our necessary funding from external sources in the near term. We may not be able to obtain additional financing on commercially reasonable or acceptable terms, when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we may be required to sell, delay, scale back or eliminate some or all of our proposed operations.

As of March 31, 2021, we had total current assets of $887,332. Our total current assets as of March 31, 2021 were comprised of cash in the amount of $884,137 and prepaid expenses in the amount of $3,195. Our total current liabilities as of March 31, 2021 were $33,440, represented entirely by a lease payment attributable to our wholly-owned subsidiary, The Control Center, Inc., for which Vitality Biopharma, Inc. is not responsible. At March 31, 2021, we had working capital of $853,892. We had no long-term liabilities as of March 31, 2021.

Sources of Capital

We do not expect to generate any revenue in the near term. We currently have no commitments for any future funding. As of March 31, 2021, we had cash in the amount of $884,137. Based on our corporate strategy described above under the heading “Plan of Operations”, our total expenditures for the fiscal year ending March 31, 2022, are expected to be approximately $1,400,000, which is comprised of research and development and general operating expenses. Based on our cash balance of $884,137 on March 31, 2021, and our estimated total expenditures of approximately $1,400,000 for the 12-month period ending March 31, 2022, we do not expect to have sufficient funds to operate our business over the next 12 months. Furthermore, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2021, net cash used in operating activities was $1,605,076 compared to net cash used in operating activities of $3,590,516 for the fiscal year ended March 31, 2020. Net cash used in operating activities during the fiscal year ended March 31, 2021 consisted primarily of a net loss of $880,851, a decrease in accounts payable of $216,683, and the gain on extinguishment of liabilities of $1,006,574, net of the cash received of $450,000, offset by $461,856 related to stock-based compensation. Net cash used in operating activities during the fiscal year ended March 31, 2020 consisted primarily of a net loss of $4,365,355, offset by $626,668 related to stock-based compensation, and an increase in accounts payable and accrued liabilities of $221,563, and cash used in operating activities-discontinued operations of $742,225.

Net Cash Provided By Investing Activities

No cash was provided by investing activities during the fiscal years ended March 31, 2021 or 2020.

Net Cash Provided By Financing Activities

During the fiscal year ended March 31, 2021, net cash provided from financing activities was $96,988 from a note payable issued in connection with the Company’s PPP loan. No cash was provided by financing activities during the fiscal year ended March 31, 2020.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, and have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of March 31, 2021, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	73	November 2018
Richard Celeste (1)(2)(3)	Director	83	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	47	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	57	May 2019
Dr. Brandon Zipp	Chief Science Officer	40	September 2020

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nomination and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Edward Feighan, Chairman, is currently the Chairman and CEO of Covius LLC, a privately-held firm providing a range of services to the mortgage securitization industry. Mr. Feighan has been an owner and Director of Continental Heritage Insurance Company, an early leader in the cannabis insurance market which provides surety bonds and other insurance solutions to the emerging cannabis markets, for more than twenty years. Previously, Mr. Feighan served as Chairman and CEO of ProCentury Insurance Corporation (NASDAQ: PROS) from its IPO in 2004 until the sale of the company to another public insurance group in 2008. In 1996, Mr. Feighan was the founding CEO of Century Business Services (NYSE: CBZ). Mr. Feighan held elective office in Cleveland, Ohio for twenty consecutive years from 1973 to 1993. After being elected to three terms in the Ohio House of Representatives from 1973 to 1979, Mr. Feighan served a four-year term as a Cuyahoga County Commissioner in the State of Ohio. Subsequently, Mr. Feighan served five terms as a Member of the United States House of Representatives from 1983 to 1993. During those ten years, Mr. Feighan served on the U.S. House Judiciary Committee and Foreign Affairs Committee. Mr. Feighan earned his law degree from Cleveland State University in 1978. The Board believes Mr. Feighan’s extensive operational and executive experience with growth companies pursuing business combination transactions, as well as his fundraising and regulatory insight and public service experience, provides the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Richard Celeste, Director, is a consultant and Chair of the Board of Health Effects Institute (Boston, MA), Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs, CO) and Chair of the Board of Global Communities (Silver Spring, MD). In addition, Mr. Celeste serves on the Boards of Battelle for Kids (Columbus, OH) and The Gates Family Foundation (Denver, CO). Mr. Celeste served as the Director of the Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1997 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience provides the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Michael Cavanaugh, Chief Executive Officer and Director, is currently the Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries and manager of several affiliated investment partnerships. In 2018, Mr. Cavanaugh was Managing Director and Chief Financial Officer of Kaulig Companies, a single-member family office with interests in private equity, real estate and wealth management. From 2016 to 2018, Mr. Cavanaugh was Managing Director of Conway MacKenzie, a national turnaround consulting firm, where he established and managed the firm’s Cleveland, Ohio office and provided interim management and restructuring services to distressed and underperforming businesses. From 2006 to 2009 and 2011 to 2015, Mr. Cavanaugh was an executive with Resilience Capital Partners, a private equity firm focused on special situation control equity investments, where he served in several capacities, including as a Partner and member of the firm’s Investment Committee and as an officer and director of numerous portfolio companies. Mr. Cavanaugh received a B.A. from Columbia University in 1996, an M.B.A. from the University of Michigan Business School in 2003, and a J.D. from the University of Michigan Law School in 2003. The Board believes Mr. Cavanaugh’s extensive executive management experience and financial, legal and capital raising expertise will be valuable to the Company as it continues to develop its business and grow its operations.

Richard McKilligan, Chief Financial Officer and Counsel, joined the Company in April 2012 as Controller, Counsel and Secretary. Mr. McKilligan is also a director of Bristol Investment Fund, Ltd, a private investment fund. He served as Chief Financial Officer, General Counsel and Secretary of Research Solutions, Inc. (NASDAQ: RSSS) from 2007 to 2011 and Chief Compliance Officer and Counsel to Bristol Capital Advisors, LLC, an SEC-registered investment adviser, from 2006 to 2008. Mr. McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago Booth School of Business, and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Dr. Brandon Zipp, Chief Science Officer, joined the Company in December 2012 as Staff Scientist. Dr. Zipp became Director of Research and Development in 2014, and was appointed as Chief Science Officer in 2020. Dr. Zipp received a Ph.D. in Biochemistry and Molecular Biology and a B.S. in Molecular and Cellular Biology from the University of California at Davis.

Term of Office

In accordance with our Bylaws, our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Director Independence

The Nomination and Corporate Governance Committee reviews the independence of each director annually and makes recommendations to the Board based on its findings. During these reviews, the Nomination and Corporate Governance Committee will consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent under the independence standards established by the Board from time to time and under the applicable rules of any applicable stock exchange, except to the extent permitted by such rules. The Nomination and Corporate Governance Committee has conducted its annual review of director independence, and in accordance with the recommendation of the Nomination and Corporate Governance Committee, the Board has determined that all of our directors are independent other than Mr. Cavanaugh, our Chief Executive Officer. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held six meetings during fiscal 2021. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the fiscal year ended March 31, 2021 on committee matters, with the Audit Committee holding six meetings, the Compensation Committee holding no meetings, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, at least 75% of the meetings of the Board and any committee of which he or she was a member.

Attendance at Annual Meeting

Although the Company does not have a policy with respect to attendance by members of the Board of Directors at its annual meeting of stockholders, all directors are encouraged to attend. The Company did not hold a stockholders meeting last year.

Committees

General. The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nomination and Corporate Governance Committee.

Audit Committee. Mr. Celeste is currently the sole member of our Audit Committee. Our Board has determined that Mr. Celeste is independent within the meaning of applicable SEC rules and qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5)(ii) of SEC Regulation S-K. The Audit Committee has oversight responsibilities for, among other things: the preparation of our financial statements; oversight of our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; the appointment of our independent registered public accounting firm and review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing.

Compensation Committee. The Compensation Committee currently consists of Messrs. Feighan and Celeste, with Mr. Feighan serving as Chairman. Our Board has determined that Messrs. Feighan and Celeste meet the definition of a “non-employee director” under Rule 16b-3 under the Securities Exchange Act of 1934, as amended, the requirements of Section 162(m) of the Internal Revenue Code for “outside directors.” The duties of our Compensation Committee include, without limitation: reviewing, approving and administering our compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; review and recommend for approval by the Board the frequency with which the Company should submit to the stockholders an advisory vote on the compensation of the Company’s named executive officers, taking into account any prior stockholder advisory vote on the frequency with which the Company shall hold a stockholder advisory vote on compensation of the Company’s named executive officers; and administering our as-in-effect incentive-compensation and equity-based plans. In making its compensation decisions and recommendations (other than with respect to the compensation of our Chief Executive Officer), the Compensation Committee takes into account the recommendation of our Chief Executive Officer. Other than giving his recommendation, our Chief Executive Officer does not participate in the Compensation Committee’s decisions regarding his own compensation.

Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee of our Board of Directors currently consists of Messrs. Feighan and Celeste, with Mr. Feighan serving as Chairman. The responsibilities of the Nomination and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. In considering potential new directors, the Committee may review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance or administration; familiarity with the Company’s industry; and prominence and reputation. Our Board of Directors does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors does not have a policy with regard to the consideration of diversity in identifying director candidates, but our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a whole, should provide a composite mix of experience, knowledge, and abilities that will allow our Board of Directors to fulfill its responsibilities. The Board does not currently use an independent search firm in identifying candidates for service on the Board.

Board Leadership Structure

Mr. Feighan serves as Chairman of the Board, a position he has held since November 2019. The Company has determined its current structure to be most effective as the Chairman serves as a liaison between its directors and management and helps to maintain communication and discussion among the Board and management, while allowing the CEO to focus on the execution of business strategy, growth and development. The Chairman serves in a presiding capacity at Board meetings and has such other duties as are determined by the Board from time to time.

The Board’s Role in Risk Oversight

Our Board oversees the Company’s risk management efforts by reviewing information provided by management in order to oversee risk identification, risk management, and risk mitigation strategies. Our Board committees assist the Board in overseeing our material risks by focusing on risks related to the particular area of concentration of that committee. For example, our Compensation Committee oversees risks related to our executive compensation plans and arrangements, our Audit Committee oversees the financial reporting, internal control and related-party transaction risks, and our Nomination and Corporate Governance Committee oversees risks associated with the business conduct of the Company. Each committee reports its discussions of the applicable relevant risks at such Board meetings as appropriate. The full Board of Directors incorporates the insight provided by these reports into its overall risk management analysis.

Communications with Directors

Stockholders may communicate their concerns directly to the entire Board of Directors or specifically to non-management directors. Such communication can be confidential or anonymous, if so designated, and may be submitted in writing to the following address:

Board of Directors

Vitality Biopharma, Inc.

c/o Richard McKilligan, Corporate Secretary

1901 Avenue of the Stars, 2nd Floor

Los Angeles, CA 90067

All communications received as described above will be opened by our Secretary for the sole purpose of determining whether the contents constitute a communication to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the director or directors to whom it is addressed. In the case of communications to our Board of Directors or to any group of directors, our Secretary will make sufficient copies of the contents to send to each addressee.

Compensation Committee Interlocks and Insider Participation

In fiscal 2021, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company’s website at https://vitality.bio/investors/profile-copy/.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during our fiscal year 2021.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in each of the fiscal years ended March 31, 2021 and March 31, 2020 for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2021 fiscal year and whose total compensation exceeded $100,000 in our 2021 fiscal year.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards (non-cash) (1)	Total ($)

Michael Cavanaugh, Chief Executive Officer (2) (principal executive officer)	2021	256,000	113,489	369,489
	2020	211,000	106,344	317,344

Richard McKilligan, Chief Financial Officer (3) (principal financial officer)	2021	185,000	34,198	219,198
	2020	185,000	69,497	254,497

Dr. Brandon Zipp, Chief Science Officer (4)	2021	195,000	79,292	274,292

(1) The method used and the assumptions made to calculate the amortization included in this table are described in Footnote 5 of the financial statements and the accompanying notes for the years ended March 31, 2021 and 2020 appearing elsewhere in this Annual Report.

(2) Includes amortization of an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019 and an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019. Mr. Cavanaugh was appointed Chief Executive Officer in May 2019.

(3) Includes amortization of an option to purchase 370,234 shares of common stock with an exercise price of $0.50 per share, granted in July 2016, an option to purchase 75,000 shares of common stock with an exercise price of $1.81 per share, granted in December 2017, and an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019.

(4) Dr. Zipp first became an executive officer in the fiscal year ended March 31, 2021. Includes amortization of an option to purchase 370,234 shares of common stock with an exercise price of $0.50 per share, granted in July 2016, an option to purchase 75,000 shares of common stock with an exercise price of $1.81 per share, granted in December 2017, and an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019.

Employment Agreements

Dr. Zipp and Mr. McKilligan entered into employment agreements with the Company, each dated September 24, 2020 (the “Zipp Employment Agreement” and the “McKilligan Employment Agreement”, respectively, and together, the “Employment Agreements”). The Employment Agreements have initial terms ending September 24, 2021.

Under the Zipp Employment Agreement, Dr. Zipp will receive an annualized base salary of $180,000 and in the event of a change of control, which includes a sale of a majority of the equity of the Company or a sale of a majority of the Company’s assets (a “Change of Control”), the Company shall pay to Dr. Zipp a bonus equal to 2.5% of the net proceeds of such Change of Control on the ending date of the first payroll period following the Change of Control. Dr. Zipp is also entitled to severance payments equal to one year’s of his then-current base salary in the event of termination by the Company without cause or for good reason after a Change of Control. Such severance benefits will be reduced by any renumeration received by Dr. Zipp for other employment and payment is subject to the receipt of a release of claims in favor of the Company and its affiliates from Dr. Zipp.

Under the McKilligan Employment Agreement, Mr. McKilligan will receive an annualized base salary of $180,000 and in the event of a Change of Control, the Company shall pay to Mr. McKilligan a bonus equal to 0.5% of the net proceeds of such Change of Control on the ending date of the first payroll period following the Change of Control. Mr. McKilligan is also entitled to severance payments equal to six months’ of his then-current salary in the event of termination by the Company without cause or for good reason after a Change of Control. Such severance benefits will be reduced by any renumeration received by Mr. McKilligan for other employment and payment is subject to the receipt of a release of claims in favor of the Company and its affiliates from Mr. McKilligan.

.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
		Number of securities underlying unexercised option
	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Cavanaugh (1)	5/8/2019	500,000	-	0.35	5/8/2029
	6/27/2019	125,000	125,000	0.30	6/27/2029

Richard McKilligan (2)	8/6/2012	10,000	-	2.70	8/6/2022
	1/1/2015	20,000	-	3.40	1/1/2025
	5/21/2015	20,000	-	2.10	5/21/2025
	7/18/2016	370,234	-	0.50	7/18/2026
	12/27/2017	75,000	-	1.81	12/27/2027
	6/27/2019	125,000	125,000	0.30	6/27/2029

Brandon Zipp (3)	3/11/2013	2,500	-	4.20	3/11/2023
	3/12/2013	7,500	-	4.40	3/12/2023
	4/3/2014	15,000	-	4.20	4/3/2024
	1/1/2015	20,000	-	3.40	1/1/2025
	5/21/2015	20,000	-	2.10	5/21/2025
	7/18/2016	370,234	-	0.50	7/18/2026
	12/27/2017	75,000	-	1.81	12/27/2027
	5/8/2019	500,000	-	0.35	5/8/2029

(1)	Granted under the Company’s Equity Incentive Plan, the awards include an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020 and 250,000 of which became fully exercisable on May 8, 2021, and an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020 and 125,000 of which become fully exercisable on June 27, 2021.

(2)	Granted under the Company’s Equity Incentive Plan, the awards include an option to purchase 10,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2015, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21, 2017, an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020 and 125,000 of which become fully exercisable on June 27, 2021.

(3)	Granted under the Company’s Equity Incentive Plan, the awards include an option to purchase 2,500 shares of common stock, all of which were vested and fully exercisable as of March 11, 2016, an option to purchase 7,500 shares of common stock, all of which were vested and fully exercisable as of March 21, 2016, an option to purchase 15,000 shares of common stock, all of which were vested and fully exercisable as of April 3, 2016, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21, 2017, an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020, and 250,000 of which became fully exercisable on May 8, 2021.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the fiscal year ended March 31, 2021:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$36,000	$79,292	$-	$115,292

Edward Feighan (1)	$136,000	$113,489	-	$249,489

(1)	As of March 31, 2021, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, all of which are fully vested, and (ii) Mr. Feighan held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, all of which are fully vested, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.30 per share, 125,000 of which vested in June 2020 and 125,000 of which become fully exercisable on June 27, 2021. The method used and the assumptions made to calculate the amortization are described in Footnote 5 of the financial statements and the accompanying notes for the years ended March 31, 2021 and 2020 appearing elsewhere in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Vitality Biopharma, Inc., 1907 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after May 18, 2021, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	3,440,917	6.8
Richard Celeste (3)	500,000	1.0
Michael Cavanaugh (4)	1,629,791	3.2
Richard McKilligan (5)	745,234	1.4
Dr. Brandon Zipp (6)	1,074,234	2.1
Current Directors and Executive Officers as a Group (5 persons)	7,390,176	14.5
Joseph LoConti (7)	13,153,063	25.9

(1)	Based on 50,840,147 shares of our common stock issued and outstanding as of May 18, 2021. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes (i) 502,500 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 100,376 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 1,402,813 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 750,000 shares of common stock, 375,000 of which vested in May and June 2020, 250,000 of which vested on May 8, 2021, and 125,000 of which shall vest on June 27, 2021. Also includes (x) 167,500 shares of the Company’s common stock acquired by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan in connection with a Securities Purchase Agreement dated October 19, 2018, (y) 50,124 shares of the Company’s common stock acquired by the Feighan Fund in connection with a Share Exchange Agreement dated October 19, 2018, and (z) 467,604 shares of the Company’s common stock acquired by the Feighan Fund in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018.

(3)	Includes an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020 and 250,000 of which vested on May 8, 2021.

(4)	Includes (i) 50,000 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 257,500 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 572,291 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 750,000 shares of common stock, 375,000 of which vested in May and June 2020, 250,000 of which vested on May 8, 2021, and 125,000 of which shall vest on June 27, 2021.

(5)	Includes (i) a grant of 10,000 shares of restricted common stock, which vested as of January 1, 2015, (ii) an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, (iii) an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21, 2017, (iv) an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, (v) an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and (vi) an option to purchase 250,000 shares of common stock, 125,000 of which vested in June 2020, and 125,000 of which shall vest on June 27, 2021.

(6)	Includes (i) 64,000 shares of common stock, of which 50,000 shares were purchased on the open market and 14,000 of which represent restricted stock awards and were vested and fully exercisable as of January 1, 2016, (ii) an option to purchase 2,500 shares of common stock, all of which were vested and fully exercisable as of March 11, 2016, (iii) an option to purchase 7,500 shares of common stock, all of which were vested and fully exercisable as of March 21, 2016, (iv) an option to purchase 15,000 shares of common stock, all of which were vested and fully exercisable as of April 3, 2016, (v) an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of January 1, 2017, (vi) an option to purchase 20,000 shares of common stock, all of which were vested and fully exercisable as of May 21, 2017, (vii) an option to purchase 370,234 shares of common stock, all of which were vested and fully exercisable as of July 1, 2018, (viii) an option to purchase 75,000 shares of common stock, all of which were vested and fully exercisable as of December 27, 2019, and (xi) an option to purchase 500,000 shares of common stock, 250,000 of which vested in May 2020, and 250,000 of which vested on May 8, 2021.

(7)	This information is based solely on Amendment No. 2 to Schedule 13D filed on April 2, 2019. Joseph LoConti has reported the sole power to vote and dispose of 7,022,584 shares of the Company’s common stock and the shared power to vote and dispose of 6,130,479 shares of the Company’s common stock. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

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

On May 8, 2019, the Company and Mr. Robert Brooke, the former Chief Executive Officer of the Company, entered into a separation agreement and release on May 8, 2019 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Brooke received a severance payment equal to six-months’ salary, payable in six equal monthly installments of $18,750, reimbursement of COBRA payments for up to 12 months, and agreed to release any and all claims against the Company and its affiliates.

Except as described above, during the fiscal years ended March 31, 2021 and 2020, and through the filing of this Annual Report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Messrs. Feighan and Celeste would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Mr. Cavanaugh would not qualify as “independent” because he currently serves as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Weinberg & Company, P.A., our independent registered public accounting firm, for services rendered in the fiscal years ended March 31, 2021 and 2020. All fees described below were approved by our Board of Directors:

	For the years ended March 31,
	2021	2020
Audit Fees	$83,227	$86,716
Audit-Related Fees	-	-
Tax Fees	34,849	23,831
All Other Fees	-	-
Total Fees	$118,076	$110,547

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees in during the fiscal years ended March 31, 2021 or 2020.

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

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

Date: May 19, 2021	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	May 19, 2021
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	May 19, 2021
Edward Feighan

/s/ Richard Celeste	Director	May 19, 2021
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
10.1#	Stevia First Corp. 2012 Stock Incentive Plan (Incorporated by reference to Annex A of to the registrant’s Proxy Statement on Schedule 14A filed with the SEC on June 24, 2016.)
10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.4	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)
10.5	Separation Agreement and Release, dated May 8, 2019, by and between the registrant and Robert Brooke. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.6#	Third Amendment to Vitality Biopharma, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.7#	Employment Agreement between the Company and Dr. Brandon Zipp, dated September 24, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
10.8#	Employment Agreement between the Company and Richard McKilligan, dated September 24, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
23.1*	Consent of Weinberg & Company, P.A.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Vitality Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vitality Biopharma, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Gain on extinguishment of liabilities

As described in Note 2 to the consolidated financial statements, the Company recorded a gain on the extinguishment of liabilities of $1,456,574 during the year ended March 31, 2021, including a gain on settlement with a vendor of $1,062,405, and a gain on extinguishment of an advance of $296,653 that was time barred by the statute of limitations.

We identified management’s evaluation of the Company’s settlement with vendor and extinguishment of the advance as a critical audit matter as these were unusual and significant transactions that required a high degree of auditor judgement and audit effort.

The primary procedures we performed to address this critical audit matter included:

●	We read the terms of the settlement agreement.
●	We evaluated the reasonableness of management’s assessment that the outstanding advance was time barred by the statute of limitations.
●	We evaluated the Company’s accounting analysis in determining applicable accounting treatment.
●	We performed inquiries of management and of outside legal counsel.

We have served as the Company’s auditor since 2012.

/s/ Weinberg & Company, P.A.
Los Angeles, California
May 19, 2021

VITALITY BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
Assets

Current Assets
Cash and cash equivalents	$884,137	$2,392,225
Prepaid expenses	3,195	15,666
Total current assets	887,332	2,407,891
Deposits	9,502	35,752
Operating lease right-of-use asset	-	123,606

Total Assets	$896,834	$2,567,249

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$33,440	$862,528
Advance	-	296,653
Operating lease liability, short-term	-	125,679
Total liabilities	33,440	1,284,860

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,840,147 shares issued and outstanding, respectively	50,640	50,640
Additional paid-in-capital	48,240,463	47,778,607
Accumulated deficit	(47,427,709)	(46,546,858)
Total stockholders’ equity	863,394	1,282,389
Total Liabilities and Stockholders’ Equity	$896,834	$2,567,249

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2021	2020

Revenues	$-	$-

Operating Expenses:
General and administrative	1,929,308	2,680,217
Research and development	408,905	1,009,894
Rent - related party	-	2,600
Total operating expenses	2,338,213	3,692,711

Loss from operations	(2,338,213)	(3,692,711)

Other income
Gain on extinguishment of liabilities	1,456,574	-
Change in fair value of derivative liability	-	35,710
Other income	788	24,772
Total other income	1,457,362	60,482

Loss from continuing operations	(880,851)	(3,632,229)

Loss from discontinued operations	-	(733,126)

Net loss	$(880,851)	$(4,365,355)

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.07)
Net loss per share from discontinued operations - basic and diluted	-	(0.01)
Net loss per share - basic and diluted	$(0.02)	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	50,840,147	51,541,377

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2021 and 2020

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2019	52,290,147	$52,090	$47,150,489	$(42,181,503)	$5,021,076

Cancellation of shares	(1,450,000)	(1,450)	1,450	-	-
Fair value of vested stock options	-	-	626,668	-	626,668
Net Loss	-	-	-	(4,365,355)	(4,365,355)

Balance, March 31, 2020	50,840,147	50,640	47,778,607	(46,546,858)	1,282,389

Fair value of vested stock options	-	-	461,856	-	461,856
Net Loss	-	-	-	(880,851)	(880,851)

Balance, March 31, 2021	50,840,147	$50,640	$48,240,463	$(47,427,709)	$863,394

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(880,851)	$(4,365,355)
Less: Loss from discontinued operations	-	733,126
Loss from continuing operations	(880,851)	(3,632,229)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Fair value of vested stock options	461,856	626,668
Operating lease expense	123,606	129,781
Change in fair value of derivative liability	-	(35,710)
Gain on extinguishment of liabilities, net of cash received of $450,000	(1,006,574)	-
Accrual of interest added to note payable	528	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	12,471	(12,366)
Deposits	26,250	(13,090)
Accounts payable and accrued liabilities	(216,683)	221,563
Accounts payable – related party	-	(5,200)
Operating lease liability	(125,679)	(127,708)
Net cash used in operating activities – continuing operations	(1,605,076)	(2,848,291)
Net cash used in operating activities – discontinued operations	-	(742,225)

Net cash used in operating activities	(1,605,076)	(3,590,516)

Cash provided by financing activities:
Proceeds from PPP loan	96,988	-
Net cash provided by financing activities – continuing operations	96,988	-

Net increase (decrease) in cash and cash equivalents	(1,508,088)	(3,590,516)
Cash and cash equivalents - beginning of period	2,392,225	5,982,741

Cash and cash equivalents - end of period	$884,137	$2,392,225

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$800	$800

Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of new lease accounting standard	$-	$253,387
Cancellation of shares	-	1,450

The accompanying notes are an integral part of these consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE

FISCAL YEARS ENDED MARCH 31, 2021 AND 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended March 31, 2021, the Company incurred a net loss of $880,851 and used $1,605,076 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of March 31, 2021, we will have sufficient funds to operate the business for the next eight months. Since our existing cash balances are estimated to be insufficient to fund our currently planned level of operations, we likely will need additional financing or other sources of capital to fund our planned future operations. Further, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

COVID-19

The Company is subject to risks and uncertainties of the COVID-19 pandemic that could adversely impact our business, our liquidity and access to capital markets and our business development activities. The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines.

The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company is highly uncertain and difficult to predict and quantify. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, including vaccination efforts, as well as the economic impact on local, regional, national and international markets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vitality Healthtech, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is March 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, assumptions used in valuing assets acquired in business acquisitions, reserves for accounts receivable, assumptions used in valuing equity instruments issued for services, the valuation allowance for deferred tax assets, and accruals for potential liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Financial Assets and Liabilities Measured at Fair Value

The Company follows the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort.

The Company believes that because of their short maturity, the carrying amounts of cash, accounts payable and accrued liabilities approximate fair value.

As of March 31, 2021 and March 31, 2020, the Company’s balance sheet includes no Level 2 liabilities. The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative liabilities during the years ended March 31, 2021 and 2020:

	Year ended March 31, 2021	Year ended March 31, 2020
Fair value at beginning of period	$-	$35,710
Net change in the fair value of derivative liabilities	-	(35,710)
Fair value at end of period	$-	$-

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average Black-Scholes-Merton Option Pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

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

	March 31,
	2021	2020
Options	5,997,544	6,546,710
Warrants	146,668	1,135,003
Total	6,144,212	7,681,713

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning April 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. GAIN ON EXTINGUISHMENT OF LIABILITIES

	Years Ended March 31,
	2021	2020

Gain on settlement with vendor (a)	$1,062,405	$-
Gain on extinguishment of advance (b)	296,653	-
Gain on forgiveness of PPP Loan (c)	97,516	-
Gain on extinguishment of debt	$1,456,574	$-

(a) Gain on settlement with vendor

From 2016 to 2019, the Company recorded approximately $1.1 million due to a vendor for services, of which $612,405 had not been paid and was included in accounts payable at March 31, 2020 and through November 30, 2020.  In December 2020, the Company reached a settlement with the vendor to forgive the $612,405 of outstanding invoices, and in addition, the Company received a payment from the vendor of $450,000.  This resulted in a gain on settlement of $1,062,405 during the year ended March 31, 2021.

(b) Gain on extinguishment of advance

 In July 2018, the Company received a payment from a third party in the amount of $296,653. Since the Company has not been able to confirm the nature of this payment, it had previously recorded this payment as an advance that was included in current liabilities. At March 31, 2021, the Company, after consultation with outside legal counsel, determined that any claim to recover that advance was time barred by the statute of limitations and the Company recorded relief of this liability and a gain from debt extinguishment of $296,653 during the year ended March 31, 2021.

(c) Gain on forgiveness of PPP Loan

On May 6, 2020, the Company was granted a loan (the “PPP loan”) from U.S. Bank for $96,988 pursuant to the Paycheck Protection Program under the CARES Act. The PPP loan bore interest at 1% per annum with the first six months of interest deferred, and was unsecured and guaranteed by the Small Business Administration (the “SBA”). The Company used the entire PPP loan amount for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent, and qualifying utilities. On November 21, 2020, we received notice that the SBA had reviewed the forgiveness application of our PPP loan and provided forgiveness of the entire principal of our PPP loan plus accrued interest of $528, and we recognized a gain on extinguishment of the PPP loan of $97,516 during the year ended March 31, 2021.

3. DISCONTINUED OPERATIONS

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

As part of the acquisition of Summit Healthtech, the Company issued 1,450,000 shares of common stock to Dr. Arif Karim, the former owner of The Control Center, Inc. Dr. Karim had entered into an employment agreement with Summit Healthtech, Inc. prior to the acquisition by the Company. On October 30, 2019, the Company reached a settlement with Dr. Karim, whereby the Company and Dr. Karim released all claims against each other, including any claims under the Executive Employment Agreement between Vitality Healthtech, Inc. and Dr. Karim dated October 12, 2018, and the Share Purchase Agreement by and among The Control Center, Inc., Dr. Karim and Vitality Healthtech, Inc. also dated October 12, 2018. In exchange for the releases, the Company paid Dr. Karim $120,000, which is included in the costs to close the Company’s clinical and test kit operations, and the 1,450,000 shares of the Company’s common stock issued to Dr. Karim were cancelled with no adjustment to the purchase price recorded.

The following table presents the summarized components of loss from discontinued operations for the Company’s clinical and test kit operations:

	Years Ended March 31,
	2021	2020

Revenue	$-	$44,698

Cost of sales	-	143,232
Research and development	-	4,361
General and administrative	-	630,231
Impairment of goodwill and intangible assets	-	-
Loss from discontinued operations	$-	$(733,126)

4. OPERATING LEASE

At March 31, 2020, the Company’s wholly-owned subsidiary, The Control Center, Inc. (“TCC”) had an operating lease agreement for its office space. The lease expired on February 28, 2021. Lease expense for the lease was recognized on a straight-line basis over the lease term. The lease did not contain any residual value guarantees or material restrictive covenants. The lease commenced in 2016 and upon the adoption of ASC 842 on April 1, 2019, an operating lease right-of-use asset and operating lease liability were recognized based on the present value of remaining lease payments over the remaining lease term. In addition, at March 31, 2020, TCC had a sublease agreement in place for the office space that also expired February 28, 2021. Sublease income was not significant during the years ended March 31, 2021 and 2020.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administrative expenses in the accompanying statement of operations)	$123,606	$137,600

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the years ended March 31, 2021 and 2020	$93,241	$136,095
Weighted average remaining lease term – operating leases (in years)	-	0.9
Average discount rate – operating leases	4.0%	4.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating Leases
Long-term right-of-use asset	$123,606

Short-term operating lease liability	$125,679
Long-term operating lease liability	-
Total operating lease liabilities	$125,679

Lease expenses were $123,606 and $153,999 during the years ended March 31, 2021 and March 31, 2020, respectively.

As of March 31, 2021, TCC owed unpaid lease payments under the lease totaling $33,440, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet. TCC has had no assets, employees or operations since its closure in May 2019. The Company is a party to a guaranty that specifies that the Company has no further liability under the lease as of March 31, 2021, and therefore the Company does not intend to make these payments.

5. STOCK BASED COMPENSATION

Stock options issued during fiscal 2021

The Company granted no option awards during the year ended March 31, 2021.

Stock options issued during fiscal 2020

During the year ended March 31, 2020, the Company granted to directors and employees options to purchase an aggregate of 3,250,000 shares of the Company’s common stock with exercise prices of between $0.30 to $0.35 per share, that expire ten years from the date of grant, and all have vesting periods of up to 24 months. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 176.50%, (ii) discount rate of 1.73%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $1,026,000.

During the years ended March 31, 2021 and 2020, total stock-based compensation expense related to vested stock options was $461,856 and $626,668, respectively. At March 31, 2021, the remaining unamortized cost of the outstanding stock-based awards was approximately $74,000 and will be amortized on a straight-line basis over a weighted average remaining vesting period of 2 years.

A summary of the Company’s stock option activity during the fiscal years ended March 31, 2020 and 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2019	3,456,710	$1.40
Granted	3,250,000	0.34
Exercised	-	-
Expired	-	-
Forfeited	(160,000)	1.92
Balance outstanding at March 31, 2020	6,546,710	$0.89
Granted	-	-
Exercised	-
Expired	(32,500)	2.17
Forfeited	(516,666)	1.42
Balance outstanding at March 31, 2021	5,997,544	$0.91
Balance exercisable at March 31, 2021	4,622,544	$1.42

At March 31, 2021, the 5,997,544 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, March 31, 2021	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	5,997,544
Options Exercisable, March 31, 2021	375,000	$0.30	$0.30
	1,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	4,622,544

6. WARRANTS

A summary of warrants to purchase common stock issued during the fiscal years ended March 31, 2020 and 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2019	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding at March 31, 2020	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	(988,335)	2.10
Balance outstanding and exercisable at March 31, 2021	146,668	$3.00

At March 31, 2021, the 146,668 outstanding stock warrants had no intrinsic value.

7. INCOME TAXES

The Company had no income tax expense for the years ended March 31, 2021 or 2020 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended March 31,
	2021	2020
Federal statutory tax rate	(21)%	(21)%
State tax rate, net of federal benefit	(7)%	(7)%
Total federal and state tax rate	(28)%	(28)%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	March 31,
	2021	2020
Net deferred tax assets:
Net operating loss carryforwards	$5,531,000	$5,364,000
Stock-based compensation	3,200,000	3,071,000
Research credits	64,000	64,000
Operating lease liability	-	35,000
Gross deferred tax assets	8,795,000	8,534,000
Less: valuation allowance	(7,687,000)	(7,658,000)
Total deferred tax assets	1,108,000	876,000
Deferred tax liabilities:
Derivative income	1,108,000	841,000
Operating lease right-of-use asset	-	35,000
Total deferred tax liabilities	1,108,000	876,000
Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended March 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended March 31, 2021 and 2020, the valuation allowance increased by $29,000 and $1.0 million, respectively.

At March 31, 2021 and 2020, the Company had available Federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. For Federal purposes, the amounts available were approximately $20.8 million and $19.7 million, respectively. For state purposes, approximately $16.8 million and $16.7 million was available at March 31, 2021 and 2020, respectively. The Federal carryforwards expire on various dates through 2041 and the state carryforwards expire through 2038. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and it is subject to Federal and California state income tax. Tax years after 2016 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of March 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be recorded or disclosed.

8. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2020, the Company paid rent of $2,600 to One World Ranches LLC, which is jointly-owned by Dr. Avtar Dhillon, the former Chairman of the Board of Directors of the Company, and his wife.

9. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s previous director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of March 31, 2021, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

