Form 10-Q
period 2021-06-30
Vitality Biopharma, Inc.
filed 2021-08-13
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

VITALITY BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 Avenue of the Stars, 2nd Floor
Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(530) 231-7800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered*:
Common Stock	VBIO	OTC Markets

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 12, 2021, there were 50,700,147 shares of the registrant’s common stock outstanding.

VITALITY BIOPHARMA, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

VITALITY BIOPHARMA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

VITALITY BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$321,436	$884,137
Prepaid expenses and other current assets	-	3,195
Total current assets	321,436	887,332
Deposits	9,702	9,502

Total Assets	$331,138	$896,834

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$33,440	$33,440
Total liabilities	33,440	33,440

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 50,700,147 and 50,840,147 shares issued and outstanding, respectively	50,500	50,640
Additional paid-in-capital	48,287,142	48,240,463
Accumulated deficit	(48,039,944)	(47,427,709)
Total stockholders’ equity	297,698	863,394
Total Liabilities and Stockholders’ Equity	$331,138	$896,834

See accompanying notes to the consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Revenues	$-	$-

Operating expenses:
General and administrative	514,437	573,253
Research and development	97,812	167,464
Total operating expenses	612,249	740,717

Loss from operations	(612,249)	(740,717)

Other income
Interest income	14	479
Total other income, net	14	479

Net loss	$(612,235)	$(740,238)

Basic and diluted loss per common share:	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	50,700,147	50,840,147

See accompanying notes to the consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three months ended June 30, 2021 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2021	50,840,147	$50,640	$48,240,463	$(47,427,709)	$863,394
Cancellation of common shares	(140,000)	(140)	140	-	-
Fair value of vested stock options	-	-	46,539	-	46,539
Net loss	-	-	-	(612,235)	(612,235)
Balance as of June 30, 2021 (Unaudited)	50,700,147	$50,500	$48,287,142	$(48,039,944)	$297,698

	Three months ended June 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389
Fair value of vested stock options	-	-	124,927	-	124,927
Net loss	-	-	-	(740,238)	(740,238)
Balance as of June 30, 2020 (Unaudited)	50,840,147	$50,640	$47,903,534	$(47,287,096)	$667,078

See accompanying notes to the consolidated financial statements.

VITALITY BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2021	2020

Cash flows from operating activities
Net loss	$(612,235)	$(740,238)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	46,539	124,927
Operating lease expense	-	33,256
Changes in operating assets and liabilities:
Prepaid expense and other current assets	3,195	2,471
Deposits	(200)	146
Accounts payable and accrued liabilities	-	(106,017)
Operating lease liability	-	(33,821)
Net cash used in operating activities	(562,701)	(719,276)

Cash flows from financing activities:
Proceeds from note payable	-	96,988
Net cash provided by financing activities	-	96,988

Net decrease in cash	(562,701)	(622,288)

Cash and cash equivalents - beginning of period	884,137	2,392,225
Cash and cash equivalents - end of period	$321,436	$1,769,937

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

VITALITY BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended June 30, 2021, the Company incurred a net loss of $612,235 and used $562,701 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of June 30, 2021, we will have sufficient funds to operate the business for the next three months. Since our existing cash balances are estimated to be insufficient to fund our currently planned level of operations, we will need additional financing or other sources of capital to fund our planned future operations. Further, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vitality Healthtech, Inc. (dissolved in May 2021), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The more significant estimates and assumptions by management include, among others, assumptions used in reserves for accounts receivable, assumptions used in valuing equity instruments issued for services, the valuation allowance for deferred tax assets, and accruals for potential liabilities. Actual results could differ from those estimates.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of June 30, 2021. The laboratory space lease in Rocklin, California ends on March 31, 2022.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation, whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

	June 30,
	2021	2020
Options	5,997,544	6,030,044
Warrants	146,668	946,669
Total	6,144,212	6,976,713

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

2. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	5,997,544	$0.84
Granted	-
Exercised	-
Expired	-	-
Cancelled	-	-
Balance outstanding at June 30, 2021	5,997,544	$0.84
Balance exercisable at June 30, 2021	5,997,544	$0.84

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2021	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	5,997,544
Options Exercisable, June 30, 2021	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	5,997,544

During the three months ended June 30, 2021, we expensed total stock-based compensation related to stock options of $46,539. There is no remaining unamortized cost of the outstanding stock-based awards at June 30, 2021. At June 30, 2021, the 5,997,544 outstanding stock options had no intrinsic value.

3. WARRANTS

A summary of warrants to purchase common stock during the three months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	146,668	$3.00
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at June 30, 2021	146,668	$3.00

At June 30, 2021, the 146,668 outstanding stock warrants had no intrinsic value.

4. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s previous director and officer insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer without the Company’s knowledge or consent to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous director and officer liability insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of June 30, 2021, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Vitality Biopharma, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on May 19, 2021, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and costs of raw materials required in our drug development process; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 19, 2021.

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

Company Overview

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us”, and “our” refer to Vitality Biopharma, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.”

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

Our cannabosides are cannabinoid-glycoside prodrugs, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies, that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 100 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use.

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

Our corporate headquarters is located in Los Angeles, California. As of August 12, 2021, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

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

On August 9, 2021, we received a letter from the OOPD stating that we have been granted Orphan Drug Designation for our glycosylated cannabinoid VBX-100 for the treatment of pediatric ulcerative colitis.

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Our net loss during the three months ended June 30, 2021 was $612,235 compared to a net loss of $740,238 for the three months ended June 30, 2020. We had no revenue from continuing operations during either the 2021 or 2020 period.

During the three months ended June 30, 2021, we incurred general and administrative expenses in the aggregate amount of $514,437, compared to $573,253 incurred during the three months ended June 30, 2020 (a decrease of $58,816). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation which decreased to $39,456 in the period ending June 30, 2021, as compared to $108,122 in the period ending June 30, 2020, and audit fees, which decreased to $17,000 in the period ending June 30, 2021, as compared to $47,062 in the period ending June 30, 2020, offset by an increase in legal fees, which increased to $99,919 in the period ending June 30, 2021, as compared to $39,757 in the period ending June 30, 2020.

In addition, during the three months ended June 30, 2021, we incurred research and development costs of $97,812, compared to $167,464 during the three months ended June 30, 2020 (a decrease of $69,652). This decrease resulted from a decrease in wages related to research and development, which decreased to $48,443 in the period ending June 30, 2021, as compared to $82,604 in the period ending June 30, 2020.

During the three months ended June 30, 2021, we recorded total net other income in the amount of $14, compared to total net other income recorded during the three months ended June 30, 2020 in the amount of $479, all of which represented interest income.

This resulted in a net loss of $612,235 during the three months ended June 30, 2021 compared to a net loss of $740,238 during the three months ended June 30, 2020.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $48,039,944 as of June 30, 2021, and further losses are anticipated in the development of our business.

As of June 30, 2021, we had total current assets of $331,138. Our total current assets as of June 30, 2021 were comprised primarily of cash in the amount of $321,436. Our total current liabilities as of June 30, 2021 were $33,440, represented entirely by a lease payment attributable to our wholly-owned subsidiary, The Control Center, Inc., which was dissolved in May 2021, and for which Vitality Biopharma, Inc. is not responsible. As a result, on June 30, 2021, we had working capital of $297,698. We had no long-term liabilities as of June 30, 2021.

Sources of Capital

We do not expect to generate any revenue in the near term. We currently have no commitments for any future funding. As of June 30, 2021, we had cash in the amount of $321,436. Based on our current corporate strategy, our total expenditures for the 12 months following June 30, 2021, are expected to be approximately $1,500,000, which is comprised of research and development and general operating expenses. Based on our cash balance of $321,436 on June 30, 2021, and our estimated total expenditures of approximately $1,500,000 for the 12-month period ending June 30, 2022, we do not expect to have sufficient funds to operate our business over the next 12 months. Furthermore, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2021, net cash used in operating activities-continuing operations was $562,701 compared to net cash used in operating activities-continuing operations of $719,276 for the three months ended June 30, 2020. This decrease was primarily attributable to a decrease in accounts payable, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities-continuing operations during the three months ended June 30, 2021 consisted primarily of a net loss of $612,235, offset by $46,539 related to stock-based compensation. Net cash used in operating activities-continuing operations during the three months ended June 30, 2020 consisted primarily of a net loss of $740,238, and a decrease in accounts payable of $106,017 offset by $124,927 related to stock-based compensation.

Net Cash Used in Investing Activities

During the three months ended June 30, 2021 and June 30, 2020, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended June 30, 2020, net cash provided from financing activities was $96,988, from the issuance of a note payable. During the three months ended June 30, 2021, no net cash was used in or provided by financing activities.

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

Share-Based Payments

The Company periodically issues stock options, warrants, and shares of common stock as share-based compensation to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718) whereby the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

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

In June 2021, the Company’s Board of Directors approved the Company’s 2021 Stock Incentive Plan (the “2021 Plan”) and reserved 10,000,000 shares of the Company’s common stock for issuance pursuant to the 2021 Plan. The shareholders of the Company approved the 2021 Plan on August 12, 2021, at the Company’s annual stockholder meeting. All of the outstanding options as of June 30, 2021, were issued under the Company’s 2012 Stock Incentive Plan, which will expire on February 3, 2022.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, and have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on May 19, 2021.

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended June 30, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITALITY BIOPHARMA, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

† Furnished herewith.