Form 10-Q
period 2021-09-30
MALACHITE INNOVATIONS, INC.
filed 2021-11-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

MALACHITE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, Suite 400
Cleveland, Ohio	44122
(Address of principal executive offices)	(Zip Code)

(216) 304-6556

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered*:
Common Stock	MLCT	OTC Markets

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

As of November 14, 2021, there were 51,450,147 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$57,425	$884,137
Prepaid expenses and other current assets	-	3,195
Total current assets	57,425	887,332
Deposits	10,586	9,502

Total Assets	$68,011	$896,834

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$155,671	$33,440
Total liabilities	155,671	33,440

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 51,200,147 and 50,840,147 shares issued and outstanding, respectively	51,000	50,640
Additional paid-in-capital	48,405,642	48,240,463
Accumulated deficit	(48,544,302)	(47,427,709)
Total stockholders’ equity (deficit)	(87,660)	863,394
Total Liabilities and Stockholders’ Equity	$68,011	$896,834

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	436,523	374,290	950,960	947,543
Research and development	67,838	98,829	165,650	266,293
Total operating expenses	504,361	473,119	1,116,610	1,213,836

Loss from operations	(504,361)	(473,119)	(1,116,610)	(1,213,836)

Other income (expense)
Other income	3	187	17	666
Total other income (expenses), net	3	187	17	666

Net loss	$(504,358)	$(472,932)	$(1,116,593)	$(1,213,170)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	50,711,017	50,840,147	50,775,229	50,840,147

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three months ended September 30, 2021 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2021	50,700,147	$50,500	$48,287,142	$(48,039,944)	$297,698
Issuance of common shares	500,000	500	118,500	-	119,000
Net loss	-	-	-	(504,358)	(504,358)
Balance as of September 30, 2021 (Unaudited)	51,200,147	$51,000	$48,405,642	$(48,544,302)	$(87,660)

	Three months ended September 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – June 30, 2020	50,840,147	$50,640	$47,903,534	$(47,287,096)	$667,078
Fair value of vested stock options	-	-	112,310	-	112,310
Net loss	-	-	-	(472,932)	(472,932)
Balance as of September 30, 2020 (Unaudited)	50,840,147	$50,640	$48,015,844	$(47,760,028)	$306,456

	Six months ended September 30, 2021 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2021	50,840,147	$50,640	$48,240,463	$(47,427,709)	$863,394
Cancellation of common shares	(140,000)	(140)	140	-	-
Issuance of common shares	500,000	500	118,500	-	119,000
Fair value of vested stock options	-	-	46,539	-	46,539
Net loss	-	-	-	(1,116,593)	(1,116,593)
Balance as of September 30, 2021 (Unaudited)	51,200,147	$51,000	$48,405,642	$(48,544,302)	$(87,660)

	Six months ended September 30, 2020 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389
Fair value of vested stock options	-	-	237,237	-	237,237
Net loss	-	-	-	(1,213,170)	(1,213,170)
Balance as of September 30, 2020 (Unaudited)	50,840,147	$50,640	$48,015,844	$(47,760,028)	$306,456

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(1,116,593)	$(1,213,170)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	46,539	237,237
Operating lease expense	-	66,851
Changes in operating assets and liabilities:
Prepaid expense and other current assets	3,195	2,471
Deposits	(1,084)	146
Accounts payable and accrued liabilities	122,231	(160,326)
Operating lease liability	-	(67,982)
Net cash used in operating activities	(945,712)	(1,134,773)

Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	119,000	-
Proceeds from note payable	-	96,988
Net cash provided by financing activities	119,000	96,988

Net decrease in cash	(826,712)	(1,037,785)

Cash and cash equivalents - beginning of period	884,137	2,392,225
Cash and cash equivalents - end of period	$57,425	$1,354,440

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

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

In October 2021, the Company reorganized its corporate structure and created the following two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”). Graphium plans to focus its business activities on the health and wellness of people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs. Daedalus plans to focus its business activities on the health and wellness of the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended September 30, 2021, the Company incurred a net loss of $1,116,593 and used $945,712 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of September 30, 2021, we had sufficient funds to operate the business for 15 months as $4,881,000 of the $5,000,000 equity line secured in August 2021 with an institutional investor was available for additional equity issuances through December 31, 2022. Although our existing cash balances and the availability of funds under our equity line are estimated to be sufficient to fund our currently planned level of operations, we are actively seeking additional financing and other sources of capital to fund our planned future operations at a lower cost of capital, including a potential revolving line of credit with a financial institution. However, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Graphium Biosciences, Inc., Daedalus Ecosciences, Inc., and Vitality Healthtech, Inc. (dissolved in May 2021), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of September 30, 2021. The laboratory space lease in Rocklin, California ends on March 31, 2022.

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

	September 30,
	2021	2020
Options	5,997,544	6,030,044
Warrants	646,668	613,335
Total	6,644,212	6,643,379

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

Segments

As of September 30, 2021, the Company operates in one segment for the development of pharmaceutical products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company currently operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

As of October 1, 2021, we began operating under two segments: (i) Graphium Biosciences, Inc., a wholly-owned subsidiary of the Company, will report the operating results of our health and wellness innovations serving people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs, and (ii) Daedalus Ecosciences, Inc., a wholly-owned subsidiary of the Company, will report the operating results of our health and wellness innovations serving the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

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

2. STOCK OPTIONS

A summary of the Company’s stock option activity during the six months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	5,997,544	$0.84
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-
Balance outstanding at September 30, 2021	5,997,544	$0.84
Balance exercisable at September 30, 2021	5,997,544	$0.84

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2021	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	5,997,544
Options Exercisable, September 30, 2021	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	500,834	$1.50 - 1.95	$1.50 - 1.95
	657,500	$2.00 - 2.79	$2.00 - 2.79
	123,334	$3.10 - 3.80	$3.10 - 3.80
	43,334	$4.00 - 4.70	$4.00 - 4.70
	5,997,544

During the six months ended September 30, 2021, we expensed total stock-based compensation related to stock options of $46,539. There is no remaining unamortized cost of the outstanding stock-based awards at September 30, 2021. At September 30, 2021, the 5,997,544 outstanding stock options had no intrinsic value.

3. STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock and Warrants

On September 28, 2021, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission, the Company sold 500,000 shares of its common stock and warrants to purchase 500,000 shares of the Company’s common stock, resulting in proceeds to the Company of $119,000. The common stock and warrants were sold under an equity line to a single investor, at a price of $0.238 per share and the exercise price for the warrants of $0.32 per share.

4. WARRANTS

The Company has issued warrants to purchase common stock in conjunction with financing arrangements. A summary of the warrant activity during the six months ended September 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	146,668	$3.00
Granted	500,000	0.32
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at September 30, 2021	646,668	$1.08

At September 30, 2021, the 646,668 outstanding stock warrants had no intrinsic value.

5. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s previous director and officer insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer without the Company’s knowledge or consent to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous director and officer liability insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of September 30, 2021, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

6. SUBSEQUENT EVENTS

In October 2021, the Company, pursuant to the registration statement on Form S-1 filed with the Securities and Exchange Commission, sold 250,000 shares of its common stock to a single investor for $50,950 in connection with the equity line. Pursuant to an agreement between the Company and the investor, no warrants were issued as part of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Malachite Innovations, Inc., a Nevada corporation.

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

Company Overview

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us”, and “our” refer to Malachite Innovations, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.” On September 30, 2021, we completed a merger with our wholly-owned subsidiary, Malachite Innovations, Inc., whereby we changed our name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.”

Malachite Innovations is a company focused on improving the health and wellness of people and the planet. We seek to accomplish this objective through the operation of two wholly-owned subsidiaries: (i) Graphium Biosciences, Inc. which is focused on developing new innovations targeting the health and wellness of people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs and (ii) Daedalus Ecosciences, Inc. which is focused on evaluating new innovations targeting the health and wellness of the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

Our corporate headquarters is located in Cleveland, Ohio. As of November 14, 2021, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower overhead cost structure.

Graphium Biosciences

Overview

Graphium Biosciences is focused on the advancement of pharmaceuticals and innovative technologies that improve the lives of patients. We seek to achieve this objective through the development of novel cannabinoid pharmaceutical prodrugs known as cannabosides. We conduct our operations using our own personnel and facilities with the support of third-party resources to advance our drug development programs.

Our cannabosides are cannabinoid-glycoside prodrugs, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 100 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patent applications for composition of matter, method of production and method of use.

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

Accordingly, in May 2020, we filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018, which included, among other things (1) support for the prevalence of pediatric ulcerative colitis; (2) our scientific rationale for the specific animal models used in our pre-clinical animal studies; and (3) more comprehensive supporting documentation for the use of VBX-100 in pediatric patients with ulcerative colitis. In August 2020, we received a letter from the OOPD informing us that it was unable to grant our request for an Orphan Drug Designation status because our VBX-100 prodrug was administered before and after colitis was induced in our in vivo mouse studies, which resulted in the need for more scientific data to support the efficacy of our VBX-100 prodrug in a treatment-only setting. As a result, we were advised to perform a second in vivo mouse study in which our VBX-100 prodrug would be administered only after colitis was induced in order to provide a clear indication that the active drug was released only after ulcerative colitis was present. In May 2021, we completed the treatment-only in vivo mouse study and filed a supplemental response letter with the OOPD providing the requested in vivo treatment-only mouse study results in support of our position that VBX-100 may be effective as a treatment for pediatric ulcerative colitis.

On August 9, 2021, we received a letter from the OOPD stating that we have been granted Orphan Drug Designation for our glycosylated cannabinoid VBX-100 for the treatment of pediatric ulcerative colitis. The Company is currently evaluating several regulatory pathways for the advancement of its VBX-100 prodrug through pre-clinical and clinical studies, including leveraging the benefits of the Orphan Drug Designation granted by the OOPD.

Daedalus Ecosciences

Overview

Daedalus Ecosciences is focused on new innovations addressing the health and wellness of the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities. The Company is actively evaluating a number of attractive investment opportunities intended to advance this mission with a particular focus on investments that advance environmental, social and governance principles.

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Our net loss during the three months ended September 30, 2021 was $504,358 compared to a net loss of $472,932 for the three months ended September 30, 2020. We had no revenue during either the 2021 or 2020 period.

During the three months ended September 30, 2021, we incurred general and administrative expenses in the aggregate amount of $436,523 compared to $374,290 incurred during the three months ended September 30, 2020 (an increase of $62,233). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs in the period relates to legal fees, which increased to $122,079 in the period ending September 30, 2021, as compared to $40,828 in the period ending September 30, 2020 (primarily as a result of the preparation of the equity line documents and accompanying registration statement on Form S-1 filed with the Securities and Exchange Commission as well as legal fees related to our corporate restructuring), offset by a decrease in stock-based compensation which decreased to $0 in the period ending September 30, 2021, as compared to $91,059 in the period ending September 30, 2020.

In addition, during the three months ended September 30, 2021, we incurred research and development costs of $67,838, compared to $98,829 during the three months ended September 30, 2020 (a decrease of $30,991). The majority of this decrease resulted from a reduction in stock-based compensation which decreased to $0 in the period ending September 30, 2021, as compared to $21,250 in the period ending September 30, 2020.

During the three months ended September 30, 2021, we recorded total net other income in the amount of $3, compared to total net other income recorded during the three months ended September 30, 2020 in the amount of $187, all of which related to interest income in both periods.

This resulted in a net loss of $504,358 during the three months ended September 30, 2021 compared to a net loss of $472,932 during the three months ended September 30, 2020.

Six Months Ended September 30, 2021 and September 30, 2020

Our net loss during the six months ended September 30, 2021 was $1,116,593 compared to a net loss of $1,213,170 for the six months ended September 30, 2020. We had no revenue during either the 2021 or 2020 period.

During the six months ended September 30, 2021, we incurred general and administrative expenses in the aggregate amount of $950,960 compared to $947,543 incurred during the six months ended September 30, 2020 (an increase of $3,417). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. We incurred professional fees of $197,500 during the six months ending September 30, 2021, compared to $120,000 during the six months ending September 30, 2020 and legal fees of $221,998 during the six months ending September 30, 2021, compared to $80,585 during the six months ending September 30, 2020 (the increase as a result of the preparation of the equity line documents and accompanying registration statement on Form S-1 filed with the Securities and Exchange Commission as well as legal fees related to our corporate restructuring and proxy statement). These expenses were offset by costs in the period related to stock-based compensation which decreased to $39,456 in the six months ending September 30, 2021, as compared to $199,181 in the period ending September 30, 2020.

In addition, during the six months ended September 30, 2021, we incurred research and development costs of $165,650, compared to $266,293 during the six months ended September 30, 2020 (a decrease of $100,643). The majority of this decrease resulted from a reduction in wages which decreased to $96,885 in the period ending September 30, 2021, as compared to $141,360 in the period ending September 30, 2020, and a reduction in stock-based compensation which decreased to $7,083 in the period ending September 30, 2021, as compared to $38,055 in the period ending September 30, 2020.

During the six months ended September 30, 2021, we recorded total net other income in the amount of $17, compared to total net other income recorded during the six months ended September 30, 2020 in the amount of $666, all of which related to interest income during both periods.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $48,544,302 as of September 30, 2021, and further losses are anticipated in the development of our business.

As of September 30, 2021, we had total current assets of $57,425 which were comprised exclusively of cash. Our total current liabilities as of September 30, 2021 were $155,671, which included a lease obligation of $33,440 attributable to a now dissolved wholly-owned subsidiary for which the Company is not responsible. As a result, on September 30, 2021, we had negative working capital of $(98,246). We had no long-term liabilities as of September 30, 2021.

Sources of Capital

We do not expect to generate any revenue in the near term. Based on our current corporate strategy, our total expenditures for the 12 months following September 30, 2021 are expected to be approximately $2,000,000, which is comprised of research and development and general operating expenses. Based on our cash balance of $57,425 and the availability of $4,881,000 under our $5,000,000 equity line as of September 30, 2021, and our estimated total expenditures of approximately $2,000,000 for the 12-month period ending September 30, 2022, we expect to have sufficient funds to operate our business over the next 12 months. We are also actively seeking additional financing and other sources of capital to fund our planned future operations at a lower cost of capital, including through a revolving line of credit with a financial institution.

Our estimated total expenditures for the 12-month period ending September 30, 2022 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings, and expect to continue to do so for the foreseeable future. However, additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to incur additional interest expense. Obtaining commercial loans, assuming those loans are available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary technology or other intellectual property and which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2021, net cash used in operating activities was $945,712 compared to net cash used in operating activities of $1,134,773 for the six months ended September 30, 2020. This decrease was primarily attributable to an increase in accounts payable, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities during the six months ended September 30, 2021 consisted primarily of a net loss of $1,116,593, offset by $46,539 related to stock-based compensation and $122,231 related to an increase in accounts payable. Net cash used in operating activities during the six months ended September 30, 2020 consisted primarily of a net loss of $1,213,170, and a decrease in accounts payable of $160,326 offset by $237,237 related to stock-based compensation.

Net Cash Used in Investing Activities

During the six months ended September 30, 2021 and September 30, 2020, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the six months ended September 30, 2021, net cash provided from financing activities was $119,000, compared to net cash provided by financing activities of $96,988 during the six months ended September 30, 2020. The cash provided during the 2021 period was a result of the issuance of common stock and warrants under an equity line and during the 2020 period, a result of the issuance of a note payable.

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

In June 2021, the Company’s Board of Directors approved the Company’s 2021 Stock Incentive Plan (the “2021 Plan”) and reserved 10,000,000 shares of the Company’s common stock for issuance pursuant to the 2021 Plan. The shareholders of the Company approved the 2021 Plan on August 12, 2021, at the Company’s annual stockholder meeting. All of the outstanding options as of September 30, 2021, were issued under the Company’s 2012 Stock Incentive Plan, which will expire on February 3, 2022.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, and have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19 Considerations

The global outbreak of COVID-19 has led to significant disruptions in the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration and severity of the outbreak, the length of restrictions and business closures imposed by domestic and foreign governments, the impact on capital and financial markets, all of which are highly uncertain and cannot be predicted. In the quarter ended September 30, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, restrictions resulting from COVID-19 on general economic conditions could, among other things, impair our ability to raise capital when needed. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

(a) On November 5, 2021, the Company’s Board of Directors approved and adopted a new set of bylaws (the “Bylaws”).

The Company’s Bylaws were last amended in 2012. In addition to reflecting the new name of the Company, notable changes in the Bylaws include: a change in the quorum requirement for shareholder meetings; adding procedures relating to shareholder nominations and business proposals at shareholder meetings; establishing procedures for determining the record date for notice of shareholder meetings; establishing shareholder approval requirements with respect to removing a director from office; enumerating certain specific powers of the Board; revising the indemnification standards and procedures with respect to the actions involving the Company’s directors, officers and employees; providing for the exclusive forum of certain disputes involving the Company and/or its directors, officers and employees, including derivative actions brought on behalf of the Company and other actions asserting a breach of fiduciary duty by a director, officer or employee of the Company; and making other administrative, procedural, clarifying and conforming modifications.

The Bylaws are effective November 10, 2021. The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the document. A copy of the Bylaws is attached to this Quarterly Report as Exhibit 3.2.3.

(b) Prior to adoption of the Bylaws, the Company did not have procedures in place by which shareholders may recommend nominees to the Company’s board of directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

2.1.1

Plan of Merger, dated as of September 30, 2021, of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective November 10, 2021.*

10.9	Securities Purchase Agreement, dated as of August 19, 2021, by and between the registrant, Triton Funds, LP and Triton Funds, LLC (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

2.1.1

Plan of Merger, dated as of September 30, 2021, of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021.*

10.9	Securities Purchase Agreement, dated as of August 19, 2021, by and between the registrant, Triton Funds, LP and Triton Funds, LLC (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

† Furnished herewith.

