Form 10-KT
period 2021-12-31
MALACHITE INNOVATIONS, INC.
filed 2022-03-31
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2021 to December 31, 2021

Commission File No. 000-53832

MALACHITE INNOVATIONS, INC.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue, Suite 400
Cleveland, Ohio 44122	(216) 304-6556
(Address of principal executive office, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	MLCT	OTC Markets

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

As of June 30, 2021, the last business day of the registrant’s most recently completed first fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,104,169, based on the closing price of $0.21 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 30, 2022, there were 51,450,147 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Transition Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts, and are generally identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. The forward-looking statements contained in this Transition Report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict, any of which could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Transition Report, as well as in the other reports we file with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Unless the context otherwise requires, all references to “we,” “our,” “us,” “Malachite Innovations,” and the “Company” in this Transition Report refer to Malachite Innovations, Inc., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this Transition Report are the property of their respective owners.

PART I

Item 1. Business

Change to Fiscal Year End

On September 30, 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end, moving from March 31 to December 31 of each year. This Form 10-K is a Transition Report and includes financial information from April 1, 2021 to December 31, 2021 (the “2021 Transition Period”).

Company Overview

Unless otherwise provided in this Transition Report, references to the “Company,” “we,” “us”, and “our” refer to Malachite Innovations, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.” On October 1, 2021, we completed a merger with our wholly-owned subsidiary, Malachite Innovations, Inc., whereby we changed our name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.”

Malachite Innovations is a company focused on improving the health and wellness of people and the planet. We seek to accomplish this objective through the operation of two wholly-owned subsidiaries: (i) Graphium Biosciences, Inc. which is focused on developing new innovations targeting the health and wellness of people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs and (ii) Daedalus Ecosciences, Inc. which is focused on evaluating new innovations targeting the health and wellness of the planet through an Environmental, Social and Governance (“ESG”) business strategy, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

Our corporate headquarters is located in Cleveland, Ohio. As of March 30, 2022, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and experienced resources to advance our corporate objectives while maintaining a relatively lower overhead cost structure.

Graphium Biosciences, Inc.

Cannaboside Prodrugs

Our cannabosides are cannabinoid-glycoside prodrugs, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 100 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patents and patent applications for composition of matter, method of production and method of use.

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

In light of our limited financial resources and the significant capital and human resources needed to advance our drug development program to a revenue-generating stage, we have determined that the value of our cannaboside prodrug assets would likely be maximized through a strategic transaction such as (i) a spin-off of our Graphium Biosciences subsidiary into a new publicly-traded company infused with sufficient funding to advance its drug development program, or (ii) a sale of Graphium Biosciences or its drug development assets to a biotech partner with the resources necessary to advance our drug development program. The Company is actively exploring both strategic alternatives for its drug development assets to maximize shareholder value.

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

The FDA is the main regulatory body that controls pharmaceutical and biologic drugs in the United States, with additional layers of regulation from other federal, state and local agencies. The Federal Food, Drug, and Cosmetic Act governs most of the requirements for the development and marketing of our pharmaceutical products. The FDA’s drug approval process is extensive, generally including: pre-clinical animal studies of drug safety, efficacy and dosing, submission and approval of an IND application, clinical studies in humans to determine safety, efficacy and dosing (Phase 1 – 3 studies), submission and approval of a New Drug Application (NDA), and additional post-approval requirements

The DEA establishes procedures and monitors research and development activities of “controlled substances” subject to the Controlled Substances Act. Our research and development activities focus on cannabinoids, particularly THC and CBD derived from the cannabis plant, which the DEA has classified as Schedule I substances. Schedule I substances are defined as drugs with no currently accepted medical use and a high potential for abuse. In May 2019, the DEA informed us that it had determined that they consider our VBX-100 prodrug a Schedule I substance. As a result, any developing, testing, manufacturing, or clinical studies involving our VBX-100 prodrug, and by inference potentially all of our THC-glycoside molecules, are required to be properly licensed by the DEA and adhere to strict diversion control standards. Our current research and development efforts involving our THC-glycoside molecules are conducted at our Rocklin laboratory, which holds a DEA-issued Controlled Substance Registration Certificate for “Research” that expires on May 31, 2022 and is renewable on an annual basis. Our research and development activities are also approved by and operated in compliance with the State of California’s Research Advisory Panel, which is a division of the California Department of Justice that oversees research performed within the state using DEA Schedule I and II substances.

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

In December 2021, Graphium Biosciences was granted a patent by the United State Patent and Trademark Office (USPTO) for its “Cannabinoid Glycoside Prodrugs and Methods of Synthesis” that involves its invention of cannabinoid glycosides and methods of targeted delivery for the treatment of gastrointestinal disorders, including inflammatory bowel disease (IBD) and irritable bowel syndrome (IBS). Based on our PCT application filed in 2016, our granted patent covers the first 18 distinct cannabinoid glycosides based on cannabidiol (CBD), tetrahydrocannabinol (THC), cannabidivarin (CBDV), and cannabinol (CBN), and serves as the cornerstone of our intellectual property portfolio of cannabinoid prodrugs. Graphium Biosciences is also pursuing additional claims and patent rights through divisional applications for this patent.

Also in December 2021, Graphium Biosciences was granted a patent by the USPTO for its “Antimicrobial Composition Comprising Cannabinoids and Methods of Using the Same” for the use of cannabinoids as antibiotics for the treatment of Clostridiodes difficile (C. diff). Based on our PCT application filed in 2017, our granted patent covers the use of cannabidiol (CBD) or tetrahydrocannabinol (THC) for the treatment of infections by C.diff, E. faecalis, S. pneumoniae, and others. Graphium Biosciences is also pursuing additional claims and patent rights through division applications for this patent.

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

Daedalus Ecosciences

Overview

Daedalus Ecosciences is focused on creating shareholder value by addressing the health and wellness of the planet through an ESG-focused business strategy, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

Our ESG business strategy is based on the foundational principle that sustainability and value creation are interconnected. Rather than evaluating the merits of an opportunity based solely on the short-term direct profitability of a proposed business initiative, sustainable business practice takes a holistic approach and considers the environmental, social and financial impacts of that initiative on a wide range of stakeholders, including shareholders, the environment and local communities. We believe that a strong ESG proposition, properly capitalized, will help us expand into and create value in new environmentally-focused markets. We also believe that a robust ESG business model can enhance our investment returns by allocating capital to more promising and more sustainable opportunities.

A stronger external-value proposition may enable the Company to achieve greater strategic freedom. Given that certain of the ESG business initiatives under consideration may require governmental approvals or support, we believe that a focus on ESG core principles can ease regulatory pressures and help reduce the Company’s risk of adverse government action. We also believe that a strong ESG proposition can help us attract and retain quality employees, enhance employee motivation by instilling a sense of purpose, and increase productivity overall.

The Company will require additional capital to successfully pursue its ESG business strategy. While we believe there are an increasing number of sources of financing available for ESG initiatives, there can be no assurance that the Company will successfully raise the needed capital. We believe that a commitment to ESG business principles will allow us to generate strong financial returns for shareholders while also creating long-term environmental and social benefits.

Initially, we intend to focus our ESG business strategy on acquiring and developing businesses we believe have potential to conserve, protect and re-purpose the natural environment in those areas in the U.S. that have been negatively impacted by mining. Our business development strategy will initially focus on the following areas:

●	Land reclamation
●	Water treatment and remediation
●	Carbon footprint reduction
●	Water usage and conservation
●	Renewable energy usage
●	Recycling and disposal practices
●	Green products, technologies, and infrastructure
●	Relationship with the U.S. Environmental Protection Agency (EPA) and other environmental regulatory bodies

We may also build, invest in or acquire companies that use blockchain, or distributed ledger technology, to account for and verify voluntary-market carbon credits generated by increased usage of renewable resources or the decreased usage of non-renewable resources to enable a more efficient and transparent global market for carbon credits. This may include companies (i) developing innovative products or solutions to reduce or mitigate carbon emissions; (ii) developing technologies that drive blockchain registry of credits or tokens; (iii) issuing tokens based on registry of carbon credits; and (iv) developing exchange facilities for carbon credits.

We believe that the Company is well-positioned from a managerial and operational perspective to pursue these business initiatives given the experience of management in connection with other ventures successfully developing and executing various reclamation and remediation programs at coal mines in Appalachia and creating profitable next-generation eco-friendly initiatives and stable jobs in local communities previously reliant primarily on the highly cyclical coal mining industry.

In March 2022, the Company entered into a non-binding letter of intent with the owners of Range Environmental Resources, Inc. (“Range”), a West Virginia-based environmental services company operating throughout Appalachia, to purchase 80% of their shares in Range, a company primarily focused on the reclamation of former coal mines, the remediation of non-compliant streams and waterways, and the reimagination of challenging environmental situations into next generation industries and job-creating commercial activities. In addition to this proposed transaction, Company management is actively pursuing a number of other ESG-focused investment opportunities to advance this mission with a particular focus on some of the most challenging environmental situations in disadvantaged communities.

Competition

The Company’s Graphium Biosciences subsidiary operates in a highly competitive and dynamic market environment, frequently against much larger and better capitalized competitors. Currently, Graphium Biosciences’ cannabinoid prodrug development program competes against many well-capitalized, multinational pharmaceutical drug manufacturers that are developing, producing and marketing pharmaceutical drugs for the treatment of IBD and IBS. Additionally, an increasing number of cannabinoid drug manufacturers are entering the market with cannabinoid-based drug development programs to treat a wide range of diseases, which could include IBD and IBS. Our expectation is that competition from traditional pharmaceutical drug developers and non-traditional cannabinoid-based drug developers will continue to increase over the next 12 months.

The Company’s Daedalus Ecosciences subsidiary is focused on a large and growing marketplace of ESG business initiatives, and therefore, is anticipated to face competition from a variety of operating businesses and investment funds who are developing business plans and operating strategies to satisfy the increasing demand of ESG investments in the marketplace.

Going Concern

Since inception, the Company has funded its operations primarily through equity and debt financings. During the nine months ended December 31, 2021, the Company incurred a net loss of $1,712,969 and used $1,365,744 of cash in our operating activities. At December 31, 2021, we had negative working capital of $(390,333) and had no revenue during the nine months ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date that the financial statements which are a part of this Transition Report on Form 10-K are issued. However, based on the availability of an equity financing line via an executed securities purchase agreement and additional debt financing via a revolving credit facility, the Company believes it will have enough funds to ensure continuing operations as a stand-alone entity for a period of at least one year from the issuance of these consolidated financial statements. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. If we cannot raise the capital or financing we need to continue our operations, our business could fail.

Employees

As of March 30, 2022, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have engaged the services of scientific and regulatory consultants to assist with our research and development activities, which is an approach that provides us with flexible and highly-experienced resources to advance our clinical efforts while maintaining a relatively lower and variable overhead cost structure.

General Information

We maintain a corporate website at: www.malachiteinnovations.com. Information contained on our website is not incorporated by reference in this Transition Report. We file reports with the Securities and Exchange Commission (SEC) and make available free-of-charge through our website our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act).

Item 1A. Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this Transition Report. This Transition Report contains forward-looking statements. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

We have a history of operating losses and expect to continue to incur losses. We may never become profitable. The Company’s independent registered public accounting firm has issued a report questioning our ability to continue as a going concern.

For the nine months ended December 31, 2021, the Company incurred a net loss of $1,712,969 and used $1,365,744 of cash in our operating activities. We have incurred losses since inception, resulting in an accumulated deficit of $49,140,678 as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date that the financial statements which are a part of this Transition Report on Form 10-K are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. We expect to incur further losses as we continue to develop our business. We have not yet received significant revenues from sales of products or services and have recurring losses from operations.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in obtaining regulatory approval to market our glycosolated cannabinoid prodrugs, we may still incur losses for the foreseeable future. We also expect to experience negative cash flow for the near future, as we plan to use all available resources to fund our operations and if we proceed with an expansion of our corporate strategy as discussed elsewhere in this Transition Report, to make significant capital expenditures. As a result, we would need to generate significant revenues if we are to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings. If we do issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosolated cannabinoid compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

For the 12 months following December 31, 2021, we expect our total operating expenditures to be approximately $1,800,000 (not including any capital expenditures). However, our estimate of total expenditures could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our operational expenses may increase substantially during our current fiscal year if we pursue an expansion of our current operational goals and research and development activities. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. In addition, weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in the Company.

Our limited operating experience could make our operations inefficient or ineffective.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. In order to conserve our cash resources, we have significantly scaled back our glycosolated cannabinoid product research and development efforts such that we are almost exclusively focused on exploring strategic alternatives for that business. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our pharmaceutical drug business and nascent ESG business, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

The coronavirus pandemic is adversely affecting and will continue to adversely affect our current business.

Since inception, the Company has funded its operations primarily through equity and debt financings. In the event that the coronavirus pandemic has an adverse financial effect on our potential sources of financing, our operations would be negatively affected. The coronavirus pandemic may also make it more difficult for us to pursue capital through alternative sources, such as pharmaceutical drug collaborations or other similar arrangements, since potential strategic partners may be either suffering financially or operationally as a result of the coronavirus pandemic or are focused on the development of treatment therapies or vaccines for the coronavirus. The duration and breadth of the coronavirus pandemic is uncertain and the ultimate impact cannot be reasonably estimated at this time.

We may not be able to manage our expansion of operations effectively.

Assuming we are able to attract additional capital, we intend to expand our operations. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train qualified personnel. Our management will also be required to develop new relationships with customers, suppliers and other third parties. Our current and planned operations, personnel, systems, and internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If we are unable to hire and retain qualified personnel, we may not be able to implement our business plan.

As of March 30, 2022, we employed three full-time employees, including one professional dedicated to glycosolated cannabinoid research and development. Attracting and retaining personnel will be critical to our success. We may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

We may choose to hire part-time employees or use consultants. As a result, certain of our employees, officers, directors and consultants may from time to time serve as officers, directors and consultants of other companies. In fact, our current CEO, Michael Cavanaugh, currently serves as Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries and manager of several affiliated investment partnerships. These other companies may have interests in conflict with ours.

In addition, we expect to rely on independent organizations, advisors and consultants to provide certain services. The services of these independent organizations, advisors and consultants may not be available to us on a timely basis when needed or on acceptable terms, and if they are not available, we may not be able to find qualified replacements. If we are unable to retain the services of qualified personnel, independent organizations, advisors and consultants, we may not be able to implement our business plan.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Related to Our Prodrug Business

If we are unable to market and distribute our products effectively, we may be unable to generate significant revenue.

We currently have no sales, marketing or distribution capabilities with respect to our prodrug business. As noted elsewhere in this Transition Report, we are focused on exploring strategic alternatives with respect to this line of business, which could include a sale of this business or the sale of shares of Graphium Biosciences to a third-party. Notwithstanding the foregoing initiative, we may decide to build sales, marketing or distribution capabilities internally or pursue collaborative arrangements for the sales and marketing of our products, including steps necessary to commercialize our pharmaceutical products. Any such collaborative arrangements may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sales and marketing of our cannabinoid products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may be unable to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

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

While we have received orphan drug designation for our VBX-100 prodrug for the treatment of pediatric ulcerative colitis, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or EMA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

We are dependent on the success of our products, which are still in pre-clinical development and will require significant capital resources and years of clinical development effort.

We currently have no pharmaceutical products on the market, and our product candidates are still in pre-clinical development. Our business depends on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional pre-clinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. Any clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we would need to demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory approval processes, as applicable, and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we are not certain that any of our product candidates will be successfully developed or commercialized.

Because the results of pre-clinical testing are not necessarily predictive of future results, our products may not have favorable results in their clinical trials.

Any positive results from our pre-clinical testing of our products may not necessarily be predictive of the results from clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in pre-clinical development, and we cannot be certain that we will not face similar setbacks. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to produce positive results in our clinical trials, the development timeline and regulatory approval and commercialization prospects for our products and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Because we have limited financial and managerial resources, we have reduced the scope of our research program and have limited that research to our proprietary products for certain indications, which concentrates the risk of product failure in the event the products prove to be unsafe, ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that could later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on proprietary research and development programs relating to our products may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our products, we may relinquish valuable rights to our products through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to our products.

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

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (cGMP) regulations. Our current facilities and staff have never undergone such an inspection, and we currently rely upon outside consultants and advisors to provide guidance on chemistry and manufacturing controls for pharmaceutical products. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may, among other things:

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

We currently face, and will continue to face, significant competition in our pharmaceutical business.

Our major competitors for the development of pharmaceutical products related to cannabinoids and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including, but not limited to, Biogen, Teva Neuroscience, Pfizer, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as Jazz Pharmaceuticals, Arena Pharmaceuticals, Corbus Pharmaceuticals, Trait Biosciences, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications and commercial applications.

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

We use hazardous materials in our prodrug business and may use such materials in our ESG business in the future. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our cannabinoid research and development efforts and manufacturing processes may involve the controlled storage, use and disposal of certain hazardous materials and waste products. The same may be true for out ESG business. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. We may not be able to obtain and maintain insurance on acceptable terms, or at all, to cover costs associated with any such accidental contamination. In the event of such an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may incur significant costs to comply with current or future environmental laws and regulations.

Risks Related to our ESG Business Strategy

If we are unable to identify and acquire businesses or assets in furtheranceof our ESG business strategy, we may be unable to generate significant revenue.

We currently have no ESG business operations or ESG-related assets, nor have we ever had such operations. Initially, we intend to focus our ESG business strategy on acquiring and developing businesses we believe have potential to conserve, protect and re-purpose the natural environment in those areas in the U.S. that have been negatively impacted by mining or other extractive operations. Although we intend to acquire businesses and assets that will generate revenue in the immediate- or near-term, there can no assurance that we will be able to do so, or to do so on terms that are acceptable to us, or in a manner that will provide us with the revenue we expect.

Our consideration of sustainability and ESG criteria as the pre-eminent part of our business and investment strategy will limit the types and number of business opportunities available to the Company and may result in the Company engaging in industry sectors that underperform the market as a whole, or forgoing opportunities to invest available capital in businesses that might otherwise be advantageous to buy. If we are not successful in acquiring or developing desirable ESG-related businesses or assets which fit within our business strategy or if those assets do not generate sufficient revenue, our business, financial condition and results of operations could be materially adversely affected.

Our ESG business strategy is new, untested and may not be successful.

Our ESG business strategy is qualitative and subjective by nature, and there is no guarantee that the factors we utilize in making capital and other resource allocation decisions or any judgment exercised by our management or Board will reflect the opinions of any particular shareholder, and the criteria utilized by the Company may differ from the criteria that any particular shareholder considers relevant in evaluating a company’s sustainability or ESG practices. In making allocation and investment decisions, Company management will be dependent upon information and data obtained through voluntary or third-party reporting that may be incomplete, inaccurate or unavailable, or present conflicting information and data with respect to a particular opportunity, which in each case could cause the Company to incorrectly assess a potential target’s business practices with respect to its sustainability and ESG practices. Socially and environmentally-responsible norms differ by region. In implementing its ESG business strategy, management will seek to exclude businesses deemed to be fundamentally misaligned with the Company’s sustainability principles. In addition, as a result of the Company’s engagement activities, the Company may make an investment in activities or companies that do not currently engage in sustainability or ESG practices that meet criteria established by the Company in an effort to improve such target’s ESG practices. Successful application of the Company’s ESG business strategy and management’s engagement efforts will depend on management’s skill in properly identifying and analyzing material ESG issues, and there can be no assurance that the strategy or techniques employed will be successful.

We have limited experience operating an environmental business and may be subject to increased business and economic risks that could affect our financial results.

We have limited or no experience operating an ESG business and investing strategy. While our CEO has previous experience working with environmental services firms, no other member of the Company’s management team has experience operating a business engaged in sustainable operations. If we are unable to manage our ESG-related operations successfully, our financial results could be adversely affected.

We may be unable to obtain the financing we need to pursue our ESG business strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

ESG- and sustainability-related projects and businesses we may seek to acquire or develop will require substantial capital investment. Our access to capital on acceptable or favorable terms to us is necessary for the success of our ESG business strategy, particularly in enhancing our portfolio through M&A activities. Our attempts to obtain the necessary future financing may not be successful or on favorable terms. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the success of our business, the credit quality of the businesses being financed, and the continued existence of tax laws which are conducive to raising capital for these types of activities. If we are not able to obtain financing on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments or the incurrence of additional debt by us. Also, in the absence of favorable financing options, we may decide not to develop or acquire facilities or businesses from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

We may also need additional financing to implement our ESG business strategic plan. For example, our cash flow from operations and existing liquidity facilities may not be adequate to finance any acquisitions we may want to pursue or new technologies we may want to develop or acquire. Financing for acquisitions or technology development activities may not be available on terms we find acceptable.

Unfavorable legislative changes could affect our financial results.

Most of the types of environmental assets we are considering purchasing are subject to environmental regulations and we expect such regulatory conditions to influence the assumptions we will make regarding future revenues and expenses. If those regulatory conditions change, our revenues may be decreased and our expenses could increase, adversely affecting our financial results.

The reduction or elimination of government incentives could adversely affect our business, financial condition, future results and cash flows.

Our planned ESG business strategy may benefit in the future from public policies and government incentives that support renewable energy and enhance the economic feasibility of sustainability-based projects in regions where we operate. Such policies and incentives include tax credits, accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and may include similar or other incentives to end users, distributors, or other participants in the energy or mining industry. Some of these measures have been implemented at the federal level, while others have been implemented by different states within the United States. The availability and continuation of these public policies and government incentives are likely to have a significant effect on the economics and viability of our ESG business. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives could affect us in different ways. For example, policies supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year ESG strategic plan, and the plan as implemented may not achieve its goal of enhancing shareholder value through the long-term growth of our Company

We are implementing a multi-year strategic plan to develop a business engaged in a number of complimentary ESG businesses in the United States which will permit us to explore synergistic growth opportunities utilizing our core competence.

There are uncertainties and risks associated with our strategic plan, including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for a number of reasons. For example, we may face significant challenges and risks expanding into the ESG business including:

●	our ability to compete with the large number of other companies pursuing similar business opportunities in the ESG field, many of which already have established businesses in these areas and/or have greater financial, strategic, technological or other resources than we have;
●	our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain any technology, personnel, intellectual property, or to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development;
●	our ability to provide services or products that keep pace with rapidly changing technology, customer preferences, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that are unknown to us now that will impact these markets;
●	our ability to manage the risks and uncertainties associated with our operating the facilities and projects in this line of business, including the variability of revenues and profitability of such projects;
●	our ability to devote the amount of management time and other resources required to implement this plan; and
●	our ability to recruit appropriate employees and labor market challenges.

Apart from the risks associated with implementing the plan, the plan itself will expose us to other risks and uncertainties once implemented. Expanding our customer base may expose us to customers with different credit profiles than our current customers. Expanding our geographic base will subject us to risks associated with doing business in new foreign countries in which we will have to learn the business and political environment. In addition, expanding into new technologies will expose us to new risks and uncertainties that are unknown to us now in addition to the risks and uncertainties that may be similar to those we now face. The success of the plan, once implemented, will depend, among other things, on our ability to manage these risks effectively.

The trading price of our common stock could decline if securities, industry analysts or our investors disagree with our strategic plan or the way we implement it. Accordingly, there is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all.

We may engage in a business combination with one target business that has relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholder which may raise potential conflicts of interest.

In carrying our ESG business strategy, we may decide to acquire a business affiliated with our executive officers, directors or our largest shareholder. We would pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. We may not obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to the Company from a financial point of view of a business combination with a business affiliated with our executive officers, directors or largest shareholder. In the event of a transaction with an affiliated entity, potential conflicts of interest may exist and, as a result, the terms of the transaction may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not be able to successfully conclude the transactions, integrate companies, which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our strategy is to develop our ESG business primarily through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired businesses with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Completion of M&A transactions may be subject to fulfilling conditions and receiving regulatory approval. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired companies to achieve the results we expect;
●	inability to retain key personnel of the acquired companies;
●	risks associated with unanticipated events or liabilities; and
●	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers customer dissatisfaction or performance problems, this could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

Our ESG business may be heavily dependent on a single or limited number of customers. The financial performance of our ESG businesses depends on the ability of each customer to perform its obligations, possibly under a long-term agreement between the parties. Our financial results could be materially and adversely affected if any of our ESG customers fail to fulfill its contractual obligations and we are unable to find other customers in the marketplace to purchase at the same level of profitability. We cannot assure that such performance failures by our customers will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Moreover, there can be no assurance that we will be able to enter into replacement agreements on favorable terms or at all.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target ESG businesses, we may enter into business combinations that do not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target ESG businesses, it is possible that we may not acquire or enter into transactions with a target business which will not have all of these positive attributes. If shareholder approval of the transaction is required by applicable law or other requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of those business combinations if the target business does not meet our general criteria and guidelines.

We may make future acquisitions or form partnerships and joint ventures that may involve numerous risks that could impact our financial condition, results of operations and cash flows.

Our ESG business strategy may include expanding our scope of products and services organically or through selective acquisitions, investments or creating partnerships and joint ventures. We may selectively acquire other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms, or we may be unable to integrate existing or future acquisitions effectively and efficiently and may need to divest those acquisitions. We expect to continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

●	our evaluation of the synergies and/or long-term benefits of an acquired business;
●	integration difficulties, including challenges and costs associated with implementing systems, processes and controls to comply with the requirements of a publicly-traded company;
●	diverting management’s attention;
●	litigation arising from acquisition activity;
●	potential increased debt leverage;
●	potential issuance of dilutive equity securities;
●	entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
●	unanticipated costs and exposure to undisclosed or unforeseen liabilities or operating challenges;
●	potential goodwill or other intangible asset impairments;
●	potential loss of key employees and customers of the acquired businesses, product or service lines, assets or technologies;
●	our ability to properly establish and maintain effective internal controls over an acquired company; and
●	increasing demands on our operational and IT systems.

The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. Furthermore, any future credit facility we may have may contain certain covenants that limit, or that may have the effect of limiting, among other things, the payment of dividends, acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our facilities or properties.

Our ESG business operations will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the generation, handling, transportation, use, storage, treatment and disposal of hazardous substances. If any hazardous substances are found to have been released into the environment at or by one of our facilities or on one of our properties in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and cessation of operations, large expenditures to bring our operations into compliance or other sanctions. Furthermore, under certain federal and states laws in the United States, we can be held liable for the cleanup of releases of hazardous substances at any of our current or former facilities or at any other locations where we arranged for disposal of those substances, even if we did not cause the release at that location or if the release complied with applicable law at the time it occurred. Liability under these laws can be joint and several. The cost of any remediation activities in connection with a spill or other release of such substances could be significant and could expose us to significant liability.

Our operations could be adversely impacted by climate change.

Our ESG operations may be susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, floods, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels. To the extent weather conditions continue to be impacted by climate change, our ESG operations and facilities may be adversely impacted in a manner that we could not predict which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to carry out our ESG business strategy.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including: (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to carry out our planned ESG business strategy.

In addition, we may have imposed upon us burdensome requirements, including: (X) registration as an investment company with the SEC; (Y) adoption of a specific form of corporate structure; and (Z) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to carry out our ESG business strategy.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will include identifying and completing business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of March 30, 2022, 51,450,147 shares were outstanding and 15,732,544 shares were reserved for issuance under our stock incentive plan or other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance and are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of March 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 42.1% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is a leased office located at 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Graphium Biosciences’ office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $2,700 per month under a lease agreement that expires on March 31, 2023. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. Our common stock currently trades on the OTC Markets under the symbol “MLCT.”

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by OTC Markets Group. Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended March 31, 2021
First Quarter ended June 30, 2020	$0.10	$0.03
Second Quarter ended September 30, 2020	2.00	0.06
Third Quarter ended December 31, 2020	0.20	0.06
Fourth Quarter ended March 31, 2021	1.61	0.06

Nine Months Ended December 31, 2021
First Quarter ended June 30, 2021	$0.50	$0.13
Second Quarter ended September 30, 2021	0.85	0.14
Third Quarter ended December 31, 2021	0.50	0.22

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of March 30, 2022, there were 68 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the nine months ended December 31, 2021, we issued options to purchase 1,150,000 shares of the Company’s common stock under the Malachite Innovations, Inc. 2021 Stock Incentive Plan, including 242,256 options that were issued in exchange for 265,000 options that were issued under our previous equity compensation plan. Except as listed in the table below, as of December 31, 2021, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of December 31, 2021 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,882,544	$0.69	8,850,000
Total	6,882,544	$0.69	8,850,000

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Transition Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Transition Report. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the periods ended December 31, 2021 and March 31, 2021 appearing elsewhere in this Transition Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Plan of Operations

Malachite Innovations is a company focused on improving the health and wellness of people and the planet. We seek to accomplish this objective through the operation of two wholly-owned subsidiaries: (i) Graphium Biosciences, Inc. which is focused on developing new innovations targeting the health and wellness of people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs and (ii) Daedalus Ecosciences, Inc. which is focused on evaluating new innovations targeting the health and wellness of the planet through ESG investments, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

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

Results of Operations

Nine Months Ended December 31, 2021 and Year Ended March 31, 2021

The following table sets forth our results of operations for the nine months ended December 31, 2021 and the year ended March 31, 2021.

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021

Operating Expenses:

General and administrative	$1,413,774	$1,929,308
Research and development	298,925	408,905
Loss from operations	(1,712,699)	(2,338,213)

Other Income:
Gain on extinguishment of liabilities	-	1,456,574
Other income (expense)	(270)	788

Net loss	$(1,712,969)	$(880,851)

Our net loss during the nine months ended December 31, 2021 was $1,712,969 compared to a net loss of $880,851 for the year ended March 31, 2021 (an increase of $832,118). The higher net loss of $1,712,969 was primarily due to a $1,456,574 recognition of gains on extinguishment of liabilities during the year ended March 31, 2021 compared to no gains recognized during the nine months ended December 31, 2021.

During the nine months ended December 31, 2021, we incurred general and administrative expenses in the aggregate amount of $1,413,774 compared to $1,929,308 incurred during the year ended March 31, 2021 (a decrease of $515,534). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The largest decreases related to (i) director and officer liability insurance which was expensed during the year ended March 31, 2021 of $219,125, compared to no expense recorded during the nine months ended December 31, 2021, due to the timing of those annual costs, (ii) lower costs related to stock compensation of $297,984 during the nine months ended December 31, 2021, compared to $381,300 recorded in the year ended March 31, 2021 (a decrease of $83,316). We recorded wages in the amount of $418,519 during the December 31, 2021 period compared to $644,708 during the year ended March 31, 2021 (a decrease of $226,189, which was mainly due to the shorter period of time included in the nine months ended December 31, 2021).

During the nine months ended December 31, 2021, we incurred research and development costs of $298,925 compared to $408,905 incurred during the year ended March 31, 2021 (a decrease of $109,980). The Company’s research and development personnel costs were $175,417 during the nine months ended December 31, 2021, compared to $241,003 during the year ended March 31, 2021 (a decrease of $65,586, primarily due to the shorter period of time included in the December 31, 2021 period). We also recorded $7,083 related to stock-based compensation in our research and development costs during the nine months ended December 31, 2021, compared to $80,555 during the year ended March 31, 2021 (a decrease of $73,472).

During the nine months ended December 31, 2021, we recorded other expense of $270, all attributable to interest expense. During the year ended March 31, 2021, we recorded net other income in the amount of $1,457,362, consisting of a gain on the extinguishment of a note payable of $97,516, gain on settlement with vendor of $1,062,405, gain on the extinguishment of an advance of $296,653, and other income of $788.

The increase in net loss from continuing operations attributable to common stockholders during the nine months ended December 31, 2021 compared to the year ended March 31, 2021 in an amount equal to $832,118 is primarily due to: (i) a $1,456,574 recognition of gains during the year ended March 31, 2021 compared to no gains recognized during the nine months ended December 31, 2021, (ii) a $515,534 decrease in general and administrative expenses during the nine months ended December 31, 2021 compared to the year ending March 31, 2021, and (iii) a $109,980 decrease in research and development expenses during nine months ended December 31, 2021 compared to the year ended March 31, 2021.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $49,140,678, and further losses are anticipated in the future development of our business.

As of December 31, 2021, we had total current assets of $42,227. Our total current assets as of December 31, 2021 were comprised of cash in the amount of $38,343 and prepaid expenses in the amount of $3,884. Our total current liabilities as of December 31, 2021 were $432,560, represented by $350,000 due under a revolving credit line and $82,560 in accounts payable including a $33,440 lease payment attributable to our now-dissolved wholly-owned subsidiary, The Control Center, Inc., for which Malachite Innovations, Inc. is not responsible. At December 31, 2021, we had negative working capital of $(390,333). We had no long-term liabilities as of December 31, 2021.

Sources of Capital

We do not expect to generate any revenue in the near term. Based on our current corporate strategy, our total expenditures for the 12 months following December 31, 2021 are expected to be approximately $1,800,000, which is comprised of general operating and research and development expenses. Based on our cash balance of $38,343, the availability of $4,830,050 under our $5,000,000 equity financing line via an executed securities purchase agreement, which would require the issuance of both shares of our common stock and warrants to purchase shares of our common stock, and $650,000 available under a revolving credit line as of December 31, 2021, and our estimated total expenditures of approximately $1,800,000 for the 12-month period ending December 31, 2022, we expect to have sufficient funds to operate our business over the next 12 months. We are also actively seeking additional financing and other sources of capital to fund our planned future operations at a lower cost of capital.

Our estimated total expenditures for the 12-month period ending December 31, 2022 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. We expect to continue to fund our operations primarily through equity and debt financings in the foreseeable future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosylated cannabinoid technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2021, net cash used in operating activities was $1,365,744 compared to net cash used in operating activities of $1,605,076 for the year ended March 31, 2021. Net cash used in operating activities during the nine months ended December 31, 2021 consisted primarily of a net loss of $1,712,969, offset by $297,984 related to stock-based compensation, and an increase in accounts payable and accrued liabilities of $49,120. Net cash used in operating activities during the year ended March 31, 2021 consisted primarily of a net loss of $880,851, a decrease in accounts payable of $216,683, and the gain on extinguishment of liabilities of $1,006,574, net of the cash received of $450,000, offset by $461,856 related to stock-based compensation.

Net Cash Provided By Investing Activities

No cash was provided by investing activities during the nine months ended December 31, 2021 or the year ended March 31, 2021.

Net Cash Provided By Financing Activities

During the nine months ended December 31, 2021, net cash provided from financing activities was $519,950, consisting of $350,000 from a revolving credit line and $169,950 from the sale of common stock and warrants under our existing equity financing line. During the year ended March 31, 2021, net cash provided from financing activities was $96,988 from a note payable issued in connection with the Company’s PPP loan.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth at the end of this Transition Report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Transition Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	73	November 2018
Richard Celeste (1)(2)(3)	Director	83	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	47	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	58	May 2019
Dr. Brandon Zipp	Chief Science Officer	40	September 2020

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

Richard Celeste, Director, is a consultant and Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs, CO), Chair of the Board of Global Communities (Silver Spring, MD), Chair of Organic India Pvt Ltd. (India), and Chair of Organic India USA (Boulder, CO). In addition, Mr. Celeste serves on the Boards of Battelle for Kids (Columbus, OH), The Gates Family Foundation (Denver, CO), and Fabindia Ltd. (India). Mr. Celeste served as the Director of the Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1997 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience provides the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

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

Board and Committee Meetings

The Board of Directors held seven meetings during the nine months ended December 31, 2021. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the nine months ended December 31, 2021 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding one meeting, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, at least 75% of the meetings of the Board and any committee of which he or she was a member.

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

Board of Directors

Malachite Innovations, Inc.

c/o Richard McKilligan, Corporate Secretary

200 Park Avenue, Suite 400

Cleveland, Ohio 44122

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

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company’s website at https://malachiteinnovations.com/wp-content/uploads/2021/10/Malachite-Innovations-Code-of-Business-Conduct.pdf

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during the nine months ended December 31, 2021.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us during the nine months ended December 31, 2021 and the year ended March 31, 2021 for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2021 fiscal year and whose total compensation exceeded $100,000 during the nine months ended December 31, 2021.

Summary Compensation Table

Name	Period Ending	Salary ($)	Option Awards (non-cash) (1)	Total ($)

Michael Cavanaugh, Chief Executive Officer (2) (principal executive officer)	Transition Period Ended 12/31/21	177,000	110,102	287,102
	Fiscal Year Ended 3/31/21	256,000	113,489	369,489
	Fiscal Year Ended 12/31/20	211,000	106,344	317,344

Richard McKilligan, Chief Financial Officer (3) (principal financial officer)	Transition Period Ended 12/31/21	135,000	15,828	150,828
	Fiscal Year Ended 3/31/21	185,000	34,198	219,198
	Fiscal Year Ended 12/31/20	185,000	69,497	254,497

Dr. Brandon Zipp, Chief Science Officer (4)	Transition Period Ended 12/31/21	135,000	13,319	148,319
	Fiscal Year Ended 3/31/21	195,000	79,292	274,292

(1) The method used and the assumptions made to calculate the fair value of option awards included in this table are described in Footnote 3 of the financial statements and the accompanying notes for the nine months ended December 31, 2021 and the year ended March 31, 2021 appearing elsewhere in this Transition Report.

(2) Based on the fair value of (i) an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019, (ii) an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019, and (iii) an option to purchase 350,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021.

(3) Based on the fair value of (i) an option to purchase 370,234 shares of common stock with an exercise price of $0.50 per share, granted in July 2016, (ii) an option to purchase 75,000 shares of common stock with an exercise price of $1.81 per share, granted in December 2017, (iii) an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019, and (iv) an option to purchase 150,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021.

(4) Based on the fair value of (i) an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019, and (ii) an option to purchase 150,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021.

Outstanding Equity Awards at December 31, 2021

	Option Awards
		Number of securities underlying unexercised option
	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Cavanaugh (1)	5/8/2019	500,000	-	0.35	5/8/2029
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	350,000	-	0.277	12/10/2031

Richard McKilligan (2)	7/18/2016	370,234	-	0.50	7/18/2026
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	150,000	-	0.277	12/10/2031

Brandon Zipp (3)	7/18/2016	370,234	-	0.50	7/18/2026
	5/8/2019	500,000	-	0.35	5/8/2029
	12/10/2021	150,000	-	0.277	12/10/2031

(1)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020 and 250,000 of which became fully exercisable in May 2021, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, and (iii) an option to purchase 350,000 shares of common stock, all of which became fully exercisable in December 2021.

(2)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which became fully exercisable in July 2018, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, and (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021.

(3)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which were became fully exercisable in July 2018, (ii) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020, and 250,000 of which became fully exercisable in May 2021, and (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the nine months ended December 31, 2021:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$27,000	$76,333	$-	$103,333

Edward Feighan (1)	$102,000	$82,402	-	$184,402

(1)	As of December 31, 2021, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, all of which are fully vested, and (ii) Mr. Feighan held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.30 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, all of which are fully vested. The method used and the assumptions made to calculate the fair value of the options are described in Footnote 3 of the financial statements and the accompanying notes for the nine months ended December 31, 2021 and the year ended March 31, 2021 appearing elsewhere in this Transition Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Malachite Innovations, Inc., 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after March 30, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	3,690,917	7.2
Richard Celeste (3)	750,000	1.5
Michael Cavanaugh (4)	1,979,791	3.8
Richard McKilligan (5)	780,234	1.5
Dr. Brandon Zipp (6)	1,084,234	2.1
All Directors and Executive Officers as a Group (5 persons)	8,285,176	16.1
Joseph LoConti (7)	13,387,063	26.0

(1)	Based on 51,450,147 shares of our common stock issued and outstanding as of March 30, 2022. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes (i) 502,500 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 100,376 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 1,402,813 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 1,000,000 shares of common stock, all of which are fully vested. Also includes (x) 167,500 shares of the Company’s common stock acquired by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan in connection with a Securities Purchase Agreement dated October 19, 2018, (y) 50,124 shares of the Company’s common stock acquired by the Feighan Fund in connection with a Share Exchange Agreement dated October 19, 2018, and (z) 467,604 shares of the Company’s common stock acquired by the Feighan Fund in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018.

(3)	Represents options to purchase 750,000 shares of common stock, all of which are fully vested.

(4)	Includes (i) 50,000 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 257,500 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 572,291 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 1,100,000 shares of common stock, all of which are fully vested.

(5)	Includes (i) a grant of 10,000 shares of restricted common stock, which is fully vested, and (ii) options to purchase 770,234 shares of common stock, all of which are fully vested.

(6)	Includes (i) 64,000 shares of common stock, 14,000 of which represent a grant of restricted common stock, which is fully vested, and (ii) options to purchase 1,020,234 shares of common stock, all of which are fully vested.

(7)	This information is based solely on the Form 4 filed on August 26, 2021, and Amendment No. 2 to Schedule 13D filed on April 2, 2019. Joseph LoConti has reported the sole power to vote and dispose of 7,256,584 shares of the Company’s common stock and the shared power to vote and dispose of 6,130,479 shares of the Company’s common stock. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

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

Except as described above, during the nine months ended December 31, 2021 and the year ended March 31, 2021, and through the filing of this Transition Report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Meaden & Moore, Ltd. or Weinberg & Company, P.A., as applicable, our independent registered public accounting firms, for services rendered in the nine months ended December 31, 2021 and the year ended March 31, 2021. All fees described below were approved by our Board of Directors:

	For the nine months ended December 31, 2021	For the year ended March 31, 2021
Audit Fees	$48,500	$83,227
Audit-Related Fees	-	-
Tax Fees	29,921	34,849
All Other Fees	-	-
Total Fees	$78,421	$118,076

Audit Fees. The fees identified under this caption were for professional services rendered by Meaden & Moore, Ltd. and Weinberg & Company, P.A. for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Meaden & Moore, Ltd. and Weinberg & Company, P.A. for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit-Related Fees. The fees identified under this caption consist of assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption “Audit Fees”. We incurred no such fees during the nine months ended December 31, 2021 or the year ended March 31, 2021.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees during the nine months ended December 31, 2021 and the year ended March 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The financial statements filed as a part of this Transition Report are as follows:

(2)	Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The exhibits filed with this Transition Report are set forth in the Exhibit Index included at the end of this Transition Report, which is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

Date: March 31, 2022	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	March 31, 2022
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	March 31, 2022
Edward Feighan

/s/ Richard Celeste	Director	March 31, 2022
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.4	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)
10.5	Separation Agreement and Release, dated May 8, 2019, by and between the registrant and Robert Brooke. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.6#	Third Amendment to Vitality Biopharma, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.7#	Employment Agreement between the Company and Dr. Brandon Zipp, dated September 24, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
10.8#	Employment Agreement between the Company and Richard McKilligan, dated September 24, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
10.9	Securities Purchase Agreement, dated as of August 19, 2021, by and between the registrant, Triton Funds, LP and Triton Funds, LLC (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Transition Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Malachite Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Malachite Innovations, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the nine-month period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the nine-month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern:

The Company has experienced recurring losses from operations and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. However, management believes, based on the availability of an equity financing line via an executed securities purchase agreement and additional debt financing via a revolving credit facility, that the Company will have enough funds to ensure continuing operations as a stand-alone entity for a period of at least one year from the issuance of these consolidated financial statements.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in their determination. The evaluation of certain assumptions used in the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

● We gained an understanding of the internal controls over the Company’s going concern evaluation, including the inputs and assumptions used in forecasted results.

● We assessed whether the Company’s determination that there is no substantial doubt about the entity’s ability to continue as a going concern was adequately disclosed, including adequate disclosure of detail related to management’s plan.

● We tested the reasonableness of the forecasted operating expenses, including uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors, and consideration of the Company’s relationships with its financing partners.

/s/ MEADEN & MOORE, LTD.

We have served as the Company’s auditor since 2021.

Cleveland, Ohio

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Malachite Innovations, Inc. (formerly Vitality Biopharma, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Malachite Innovations, Inc. (formerly Vitality Biopharma, Inc., the “Company”) as of March 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

/s/Weinberg & Company, P.A.
Los Angeles, California
May 19, 2021

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
Assets

Current Assets
Cash and cash equivalents	$38,343	$884,137
Prepaid expenses	3,884	3,195
Total current assets	42,227	887,332
Deposits	8,692	9,502
Total Assets	$50,919	$896,834

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$82,560	$33,440
Line of credit	350,000	-
Total liabilities	432,560	33,440

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 51,450,147 and 50,840,147 shares issued and outstanding, respectively	51,250	50,640
Additional paid-in-capital	48,707,787	48,240,463
Accumulated deficit	(49,140,678)	(47,427,709)
Total stockholders’ equity (deficit)	(381,641)	863,394
Total Liabilities and Stockholders’ Equity	$50,919	$896,834

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021

Revenues	$-	$-

Operating Expenses:
General and administrative	1,413,774	1,929,308
Research and development	298,925	408,905
Total operating expenses	1,712,699	2,338,213

Loss from operations	(1,712,699)	(2,338,213)

Other income:
Gain on extinguishment of liabilities	-	1,456,574
Other income (expense)	(270)	788
Total other income (expense)	(270)	1,457,362

Net loss	$(1,712,969)	$(880,851)

Net loss per share – basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	50,968,292	50,840,147

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED DECEMBER 31, 2021 AND THE YEAR ENDED MARCH 31, 2021

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2020	50,840,147	$50,640	$47,778,607	$(46,546,858)	$1,282,389

Fair value of vested stock options	-	-	461,856	-	461,856
Net Loss	-	-	-	(880,851)	(880,851)

Balance, March 31, 2021	50,840,147	50,640	48,240,463	(47,427,709)	863,394

Cancellation of shares	(140,000)	(140)	140	-	-
Issuance of common stock and warrants	750,000	750	169,200	-	169,950
Fair value of vested stock options	-	-	297,984	-	297,984
Net Loss	-	-	-	(1,712,969)	(1,712,969)

Balance, December 31, 2021	51,450,147	$51,250	$48,707,787	$(49,140,678)	$(381,641)

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(1,712,969)	$(880,851)

Adjustments to reconcile loss from operations to net cash used in operating activities:
Fair value of vested stock options	297,984	461,856
Operating lease expense	-	123,606
Gain on extinguishment of liabilities, net of cash received of $450,000	-	(1,006,574
Accrual of interest added to note payable	-	528
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(689)	12,471
Accounts payable and accrued liabilities	49,120	(216,683)
Deposits	810	26,250
Operating lease liability	-	(125,679)
Net cash used in operating activities	(1,365,744)	(1,605,076)

Cash provided by financing activities:
Proceeds from issuance of common shares and warrants	169,950	-
Proceeds from line of credit	350,000	-
Proceeds from PPP loan	-	96,988
Net cash provided by financing activities	519,950	96,988

Net decrease in cash and cash equivalents	(845,794)	(1,508,088)
Cash and cash equivalents - beginning of period	884,137	2,392,225

Cash and cash equivalents - end of period	$38,343	$884,137

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,400	$800

Supplemental non-cash investing and financing activities:
Cancellation of shares	(140)	-

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND THE YEAR ENDED MARCH 31, 2021

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Originally founded in 2007 as Legend Mining Inc., the Company began operations as a mineral extraction exploration business. In 2011, the Company changed its name to Stevia First Corp and pursued a new strategy focused on developing stevia-based additives for the food and beverage industry. In 2015, the Company changed its name to Vitality Biopharma, Inc. and pursued a new strategy focused on developing cannabinoid-based prodrugs anticipated to treat inflammatory conditions of the gastrointestinal tract by unlocking the therapeutic properties of cannabinoids but without their unwanted psychoactive side effects.

In October 2021, the Company changed its name to Malachite Innovation, Inc. and reorganized its corporate structure and created the following two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”). Graphium plans to focus its business activities on the health and wellness of people, with a particular focus on advancing our broad portfolio of over 100 glycosylated cannabinoid prodrugs. Daedalus plans to focus its business activities on the health and wellness of the planet through ESG investments, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended December 31, 2021, the Company incurred a net loss of $1,712,969 and used $1,365,744 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of December 31, 2021, we had sufficient funds to operate the business for 15 months as $650,000 of our $1,000,000 revolving line of credit secured in December 2021 was then available and $4,830,050 of the $5,000,000 equity financing line secured in August 2021 with an institutional investor was available for additional equity issuances through December 31, 2022. Although our existing cash balances and the availability of funds under our equity financing line are estimated to be sufficient to fund our currently planned level of operations, we are actively seeking additional financing and other sources of capital to fund our planned future operations at a lower cost of capital. However, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

We do not presently have significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term. Since inception, the Company has experienced recurring operating losses and negative operating cash flows, and we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the near term, with longer-term funding expected to come from revenue and profits from the anticipated ESG investments of our Daedalus Ecosciences subsidiary. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Graphium Biosciences, Inc., Daedalus Ecosciences, Inc., and Vitality Healthtech, Inc. (dissolved in May 2021), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of December 31, 2021. The laboratory space lease in Rocklin, California was renewed in March 2022 and ends on March 31, 2023.

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

	December 31, 2021	March 31, 2021
Options	6,882,544	5,997,544
Warrants	646,668	146,668
Total	7,529,212	6,144,212

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts payable. The carrying amounts reported in the balance sheets for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segments

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

2. GAIN ON EXTINGUISHMENT OF LIABILITIES

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021

Gain on settlement with vendor (a)	$-	$1,062,405
Gain on extinguishment of advance (b)	-	296,653
Gain on forgiveness of PPP Loan (c)	-	97,516
Gain on extinguishment of debt	$-	$1,456,574

(a)	Gain on settlement with vendor

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

3. STOCK OPTIONS

Stock options issued during the nine months ended December 31, 2021

During the nine months ended December 31, 2021, the Company granted to directors and employees options to purchase an aggregate of 1,150,000 shares of the Company’s common stock with exercise prices of $0.277 per share that expire ten years from the date of grant, and vested upon grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 385.62%, (ii) discount rate of 1.25%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $251,455, all of which was allocated to general and administrative expenses during the nine months ended December 31, 2021. During the nine months ended December 31, 2021, we cancelled options to purchase 265,000 shares of common stock that had been issued to two employees under the prior stock incentive plan. These options were exchanged for options to purchase 242,256 shares of common stock and the new options are included in the options to purchase 1,150,000 shares of common stock described above.

Stock options issued during the year ended March 31, 2021

The Company granted no option awards during the year ended March 31, 2021.

During the nine months ended December 31, 2021 and the year ended March 31, 2021, total stock-based compensation expense related to vested stock options was $297,984 and $461,856, respectively. At December 31, 2021, there was no remaining unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the nine months ended December 31, 2021 and the year ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	6,546,710	$0.89
Granted	-	-
Exercised	(32,500)	2.17
Expired	-	-
Forfeited	(516,666)	1.42
Balance outstanding at March 31, 2021	5,997,544	$0.91
Granted	1,150,000	0.277
Exchanged	(265,000)
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance outstanding at December 31, 2021	6,882,544	$0.69
Balance exercisable at December 31, 2021	6,882,544	$0.69

At December 31, 2021, the 6,882,544 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, December 31, 2021	1,150,000	$0.277	$0.2770
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	350,834	$1.50 - 1.95	$1.50 - 1.95
	607,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	6,882,544
Options Exercisable, December 31, 2021	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	130,000	$1.00	$10.00
	350,834	$1.50 - 1.95	$1.50 - 1.95
	607,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	6,882,544

4. STOCKHOLDERS’ EQUITY

Issuance of Common Stock and Warrants

In September 2021, pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission, the Company sold 500,000 shares of its common stock and warrants to purchase 500,000 shares of the Company’s common stock with a term of five years from the date of issuance, resulting in proceeds to the Company of $119,000. The common stock and warrants were sold under an equity financing line to a single investor, at a price of $0.238 per share and the exercise price for the warrants of $0.32 per share. Pursuant to the same registration statement, the Company sold 250,000 shares of its common stock to a single investor for $50,950 in October 2021. Pursuant to an agreement between the Company and the investor, no warrants were issued as part of the sale in October 2021.

5. WARRANTS

A summary of warrants to purchase common stock issued during the nine months ended December 31, 2021 and the year ended March 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2020	1,135,003	$2.19
Granted	-	-
Exercised	-	-
Expired	(988,335)	2.10
Balance outstanding at March 31, 2021	146,668	$3.00
Granted	500,000	0.32
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2021	646,668	$1.08

At December 31, 2021, the 646,668 outstanding stock warrants had no intrinsic value and at March 31, 2021, the 146,668 outstanding stock warrants had no intrinsic value.

6. LINE OF CREDIT

In November 2021, the Company secured a line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2023, and bears interest at one percent (1%) above the prime rate. As of December 31, 2021, the balance due under the line of credit was $350,000.

7. INCOME TAXES

The Company had no income tax expense for the nine months ended December 31, 2021 and the year ended March 31, 2021 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021
Federal statutory tax rate	(21)%	(21)%
State tax rate, net of federal benefit	(7)%	(7)%
Total federal and state tax rate	(28)%	(28)%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	December 31, 2021	March 31, 2021
Net deferred tax assets:
Net operating loss carryforwards	$5,938,000	$5,531,000
Stock-based compensation	3,284,000	3,200,000
Research credits	64,000	64,000
Operating lease liability	-	-
Gross deferred tax assets	9,286,000	8,795,000
Less: valuation allowance	(8,178,000)	(7,687,000)
Total deferred tax assets	1,108,000	1,108,000
Deferred tax liabilities:
Derivative income	1,108,000	1,108,000
Operating lease right-of-use asset	-	-
Total deferred tax liabilities	1,108,000	1,108,000
Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the nine months ended December 31, 2021 and the year ended March 31, 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the nine months ended December 31, 2021 and the year ended March 31, 2021, the valuation allowance increased by $491,000 and $29,000, respectively.

At December 31, 2021 and March 31, 2021, the Company had available Federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. For Federal purposes, the amounts available were approximately $22.3 million and $20.8 million, respectively. For state purposes, approximately $17.9 million and $16.8 million was available at December 31, 2021 and March 31, 2021, respectively. The Federal carryforwards expire on various dates through 2041 and the state carryforwards expire through 2038. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and Ohio and it is subject to Federal, California and Ohio state income tax. Tax years after 2016 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2021 and March 31, 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

8. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of December 31, 2021, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

9. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Research & Development and ESG Operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

●	Cannabinoid Prodrug Operations – research and development primarily related to the Company’s cannabinoid pharmaceuticals

●	Environmental, Social and Governance (ESG) Operations – development of innovations addressing the health and wellness of the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the nine months ended December 31, 2021
	Cannabinoid Prodrug Operations	ESG Operations	Corporate	Total

Net Loss	$(298,925)	$(17,484)	$(1,396,560)	$(1,712,969)

Total assets	8,134	-	42,785	50,919
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the year ended March 31, 2021
	Cannabinoid Prodrug Operations	ESG Operations	Corporate	Total

Net loss	$(408,905)	$-	$(471,946)	$(880,851)

Total assets	-	-	896,934	896,834
Capital expenditures for long-lived assets	$-	$-	$-	$-

10. SUBSEQUENT EVENTS

In January and February 2022, the Company drew a total of $400,000 on the line of credit described in Note 6 to fund ordinary course operations.

In March 2022, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with the owners of Range Environmental Resources, Inc. (“Range”), a West Virginia-based environmental services company operating throughout Appalachia, to purchase 80% of their shares in Range in exchange for ten million (10,000,000) shares of the Company’s common stock (the “Shares”) and One Million Dollars ($1,000,000) in cash, subject to a holdback of Two Hundred Fifty Thousand Dollars ($250,000) for a six-month period following closing of the transaction to cover any qualifying indemnification claims by the Company. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction and employment agreements with the two owners of Range, satisfaction of the conditions negotiated therein and approval of the transaction by the Company’s board of directors, and all applicable state and federal law. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

