Form 10-Q
period 2022-03-31
MALACHITE INNOVATIONS, INC.
filed 2022-05-10
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

MALACHITE INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, Suite 400
Cleveland, OH	44122
(Address of principal executive offices)	(Zip Code)

(216) 304-6556

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	MLCT	OTC Markets

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

Yes ☐ No ☒

As of May 9, 2022, there were 51,450,147 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2022 AND DECEMBER 31, 2021	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$44,162	$38,343
Prepaid expenses	884	3,884
Total current assets	45,046	42,227
Deposits	8,892	8,692
Total Assets	$53,938	$50,919

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$133,553	$82,560
Line of credit	750,000	350,000
Total liabilities	883,553	432,560

Stockholders’ Deficit
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 51,450,147 shares issued and outstanding	51,250	51,250
Additional paid-in-capital	48,707,787	48,707,787
Accumulated deficit	(49,588,652)	(49,140,678)
Total stockholders’ deficit	(829,615)	(381,641)
Total Liabilities and Stockholders’ Deficit	$53,938	$50,919

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
General and administrative	317,941	586,670
Research and development	125,730	70,637
Total operating expenses	443,671	657,307

Loss from operations	(443,671)	(657,307)

Other income (expenses)
Gain on extinguishment of liabilities	-	296,653
Interest income	-	23
Interest expense	(4,303)	-
Total other income (expenses), net	(4,303)	296,676

Net loss	$(447,974)	$(360,631)

Basic and diluted loss per common share:	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	51,450,147	50,840,147

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended March 31, 2022 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021	51,450,147	$51,250	$48,707,787	$(49,140,678)	$(381,641)
Net loss	-	-	-	(447,974)	(447,974)
Balance as of March 31, 2022 (Unaudited)	51,450,147	$51,250	$48,707,787	$(49,588,652)	$(829,615)

	Three months ended March 31, 2021 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2020	50,840,147	$50,640	$48,128,153	$(47,067,078)	$1,111,715

Fair value of vested stock options	-	-	112,310	-	112,310
Net loss	-	-	-	(360,631)	(360,631)
Balance as of March 31, 2021 (Unaudited)	50,840,147	$50,640	$48,240,463	$(47,427,709)	$863,394

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(447,974)	$(360,631)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of vested stock options	-	112,310
Gain on extinguishment of liabilities	-	(296,653)
Operating lease expense	-	22,817
Changes in operating assets and liabilities:
Prepaid expense and other current assets	3,000	10,000
Deposits	(200)	16,655
Accounts payable and accrued liabilities	50,993	(38,638)
Operating lease liability	-	(23,194)
Net cash used in operating activities	(394,181)	(557,334)

Cash flows from financing activities:
Proceeds from line of credit	400,000	-
Net cash provided by financing activities	400,000	-

Net increase (decrease) in cash	5,819	(557,334)

Cash and cash equivalents - beginning of period	38,343	1,441,471
Cash and cash equivalents - end of period	$44,162	$884,137

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,303	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Originally founded in 2007 as Legend Mining Inc., the Company began operations as a mineral extraction exploration business. In 2011, the Company changed its name to Stevia First Corp. and pursued a new strategy focused on developing stevia-based additives for the food and beverage industry. In 2015, the Company changed its name to Vitality Biopharma, Inc. and pursued a new strategy focused on developing cannabinoid-based prodrugs anticipated to treat inflammatory conditions of the gastrointestinal tract by unlocking the therapeutic properties of cannabinoids but without their unwanted psychoactive side effects.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2022, the Company incurred a net loss of $447,974 and used $394,181 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of March 31, 2022, we had sufficient funds to operate the business for 15 months as $250,000 of our $1,000,000 revolving line of credit secured in December 2021 was then available and $4,830,050 of the $5,000,000 equity financing line secured in August 2021 with an institutional investor was available via equity issuances through December 31, 2022. Although our existing cash balances and the availability of funds under our equity financing line are estimated to be sufficient to fund our currently planned level of operations, we are actively seeking additional financing and other sources of capital to fund our planned future operations at a lower cost of capital. However, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

We do not presently have significant revenue to fund our business from our operations, and will need to obtain most of our necessary funding from external sources in the near term. Since inception, the Company has experienced recurring operating losses and negative operating cash flows, and we have funded our operations primarily through equity and debt financings, and we expect to continue to rely on these sources of capital in the near term, with longer-term funding expected to come from revenue and profits from the anticipated ESG operations of our Daedalus Ecosciences subsidiary. Based on the availability of the equity financing line and additional financing available under our revolving credit facility, the Company believes it will have enough funds to ensure continuing operations as a stand-alone entity for a period of at least one year from the issuance of these consolidated financial statements. However, if we raise additional funds by issuing equity or convertible debt securities, our existing stockholders’ ownership will be diluted, and obtaining commercial loans would increase our liabilities and future cash commitments. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of March 31, 2022. The laboratory space lease in Rocklin, California was renewed in March 2022 and ends on March 31, 2023.

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

	March 31, 2022	December 31, 2021
Options	6,752,544	6,882,544
Warrants	646,668	646,668
Total	7,399,212	7,529,212

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

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes..

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

2. STOCK OPTIONS

A summary of the Company’s stock option activity during the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	6,882,544	$0.69
Granted	-	-
Exercised	-	-
Expired	(130,000)	1.00
Cancelled	-	-
Balance outstanding at March 31, 2022	6,752,544	$0.68
Balance exercisable at March 31, 2022	6,752,544	$0.68

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, March 31, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	607,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	6,752,544
Options Exercisable, March 31, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	607,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	6,752,544

There is no remaining unamortized cost of the outstanding stock-based awards at March 31, 2022. At March 31, 2022, the 6,752,544 outstanding stock options had no intrinsic value.

3. WARRANTS

A summary of warrants to purchase common stock during the three months ended March 31, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	646,668	$1.08
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at March 31, 2022	646,668	$1.08

At March 31, 2022, the 646,668 outstanding stock warrants had no intrinsic value.

4. LINE OF CREDIT

In November 2021, the Company secured a revolving line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2022, and bears interest at one percent (1%) above the prime rate. As of March 31, 2022, the balance due under the line of credit was $750,000.

5. GAIN ON EXTINGUISHMENT OF ADVANCE

In July 2018, the Company received a payment from a third party in the amount of $296,653. Since the Company has not been able to confirm the nature of this payment, it had previously recorded this payment as an advance that was included in current liabilities. At March 31, 2021, the Company, after consultation with outside legal counsel, determined that any claim to recover that advance was time barred by the statute of limitations and the Company recorded relief of this liability and a gain from debt extinguishment of $296,653 during the three months ended March 31, 2021.

6. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of March 31, 2022, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

7. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: Cannabinoid Prodrug Operations and ESG Operations. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operates two reportable business segments:

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

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2022
	Cannabinoid Prodrug Operations	ESG Operations	Corporate	Total

Net loss	$(125,730)	$(20,717)	$(301,527)	$(447,974)

Total assets	8,334	-	45,604	53,938
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2021
	Cannabinoid Prodrug Operations	ESG Operations	Corporate	Total

Net loss	$(70,637)	$-	$(289,994)	$(360,631)

Total assets	-	-	896,934	896,934
Capital expenditures for long-lived assets	$-	$-	$-	$-

8. SUBSEQUENT EVENTS

In April 2022, the Company drew a total of $100,000 on the line of credit described in Note 4 to fund ordinary course operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Malachite Innovations, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Transition Report on Form 10-KT for the nine months ended December 31, 2021 filed on March 31, 2022, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and costs of raw materials required in our drug development process; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Transition Report on Form 10-KT filed with the SEC on March 31, 2022.

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

Our corporate headquarters is located in Cleveland, Ohio. As of March 31, 2022, we employed three full-time employees, including one research professional working in our office and laboratory space in Rocklin, California. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and experienced resources to advance our corporate objectives while maintaining a relatively lower overhead cost structure.

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

Results of Operations

Three Months Ended March 31, 2022 and March 31, 2021

Our net loss during the three months ended March 31, 2022 was $447,974 compared to a net loss of $360,631 for the three months ended March 31, 2021. We had no revenue from continuing operations during either the 2022 or 2021 period.

During the three months ended March 31, 2022, we incurred general and administrative expenses in the aggregate amount of $317,941, compared to $586,670 incurred during the three months ended March 31, 2021 (a decrease of $268,729). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs in the period relates to stock-based compensation which decreased to $0 in the period ending March 31, 2022, as compared to $112,310 in the period ending March 31, 2021, expense related to directors and officers insurance, which decreased to $120,390 during the period ending March 31, 2022, from $219,125 during the 2021 period (a decrease of $98,735), and legal fees, which decreased to $3,746 in the period ending March 31, 2022, as compared to $81,476 in the period ending March 31, 2021 (a decrease of $77,730).

In addition, during the three months ended March 31, 2022, we incurred research and development costs of $125,730, compared to $70,637 during the three months ended March 31, 2021 (an increase of $55,093). This increase resulted from an increase in wages related to research and development, which increased to $84,311 in the period ending March 31, 2022, as compared to $48,919 in the period ending March 31, 2021 (an increase of $35,392), and legal fees, which increased to $31,617 during the three months ended March 31, 2022, from $0 during the three months ended March 31, 2021.

During the three months ended March 31, 2022, we recorded total net other expense in the amount of $4,303, compared to total net other income recorded during the three months ended March 31, 2021, in the amount of $296,676. This difference was primarily attributable to the gain on extinguishment of liabilities of $296,653 recorded during the three months ended March 31, 2021.

The increase in net loss attributable to common stockholders during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 in an amount equal to $87,343 is primarily due to the recognition of gains on the extinguishment of liabilities in the amount of $296,676 during the three months ended March 31, 2021, compared to no gains recognized during the three months ended March 31, 2022, offset by (i) a $268,729 decrease in general and administrative expenses during the three months ended March 31, 2022 compared to the three months ending March 31, 2021, and (ii) a $55,093 increase in research and development expenses during three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $49,588,652 as of March 31, 2022, and further losses are anticipated in the development of our business.

As of March 31, 2022, we had total current assets of $45,046. Our total current assets as of March 31, 2022 were comprised of cash in the amount of $44,162 and prepaid expenses in the amount of $884. Our total current liabilities as of March 31, 2022 were $883,553, represented by $750,000 due under a revolving credit line and accounts payable of $133,553 including a $33,440 lease payment attributable to our now-dissolved wholly-owned subsidiary, The Control Center, Inc., for which Malachite Innovations, Inc. is not responsible. As a result, on March 31, 2022, we had negative working capital of $838,507. We had no long-term liabilities as of March 31, 2022.

Sources of Capital

We do not expect to generate any revenue in the near term. Based on our current corporate strategy, our total expenditures for the 12 months following March 31, 2022 are expected to be approximately $1,800,000, which is comprised of general operating and research and development expenses. Based on our cash balance of $44,162, the availability of $4,830,050 under our $5,000,000 equity financing line and $250,000 available under our revolving credit line as of March 31, 2022, and our estimated total expenditures of approximately $1,800,000 for the 12-month period ending March 31, 2023, we expect to have sufficient funds to operate our business over the next 12 months. We also expect to obtain additional financing and other sources of capital to fund our planned future operations.

Our estimated total expenditures for the 12-month period ending March 31, 2023 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2022, net cash used in operating activities was $394,181 compared to net cash used in operating activities of $557,334 for the three months ended March 31, 2021. This decrease was primarily attributable to a gain on extinguishment of liabilities of $296,653 recognized during the three months ended March 31, 2021, and an increase in accounts payable, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options. Net cash used in operating activities during the three months ended March 31, 2022 consisted primarily of a net loss of $447,974, offset by an increase in accounts payable of $50,993. Net cash used in operating activities during the three months ended March 31, 2021 consisted primarily of a net loss of $360,631, and a gain on extinguishment of liabilities of $296,653, partially offset by $112,310 related to stock-based compensation.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022 and March 31, 2021, no net cash was used in or provided by investing activities.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2022, net cash provided from financing activities was $400,000, from a revolving credit line. During the three months ended March 31, 2021, no net cash was used in or provided by financing activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Transition Report on Form 10-KT filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

