Form 10-Q
period 2022-06-30
MALACHITE INNOVATIONS, INC.
filed 2022-10-12
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of October 11, 2022, there were 78,116,814 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF JUNE 30, 2022 AND DECEMBER 31, 2021	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$1,866,289	$38,343
Accounts receivable	616,507	-
Unbilled receivables	230,929	-
Due from shareholder	250,000	-
Prepaid expenses	884	3,884
Total current assets	2,964,609	42,227
Long-term Assets
Operating lease asset	119,939	-
Equipment, net of accumulated depreciation	1,680,438	-
Goodwill	751,421	-
Deposits	8,892	8,692
Total long-term assets	2,560,690	8,692
Total Assets	$5,525,299	$50,919

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$548,740	$82,560
Current portion of long-term debt	392,708	-
Line of credit	850,000	350,000
Total current liabilities	1,791,448	432,560
Long-term Debt
Long-term debt, net of current portion	865,674	-
Operating lease liability	119,939	-
Notes payable	271,039	-
Total long-term debt	1,256,652	-
Total liabilities	3,048,100	432,560

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 76,450,147 and 51,450,147 shares issued and outstanding, as of 6/30/22 and 12/31/21, respectively	76,450	51,450
Additional paid-in-capital	52,432,587	48,707,587
Accumulated deficit	(50,031,838)	(49,140,678)
Total stockholders’ equity (deficit)	2,477,199	(381,641)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,525,299	$50,919

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$639,359	$-	$639,359	$-
Cost of services	574,407	-	574,407	-
Gross profit	64,952	-	64,952	-

Operating expenses:
General and administrative	380,326	514,437	698,267	1,101,635
Research and development	107,823	97,812	233,553	168,449
Total operating expenses	488,149	612,249	931,820	1,270,084

Loss from operations	(423,197)	(612,249)	(866,868)	(1,270,084)

Other income (expense):
Gain on extinguishment of liabilities	-	-	-	296,653
Interest expense	(19,989)	-	(24,292)	-
Other income	-	14	-	565
Total other income (expenses), net	(19,989)	14	(24,292)	297,218

Net loss	$(443,186)	$(612,235)	$(891,160)	$(972,866)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	65,406,191	50,700,147	58,466,722	50,700,147

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three months ended June 30, 2022
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2022	51,450,147	$51,450	$48,707,587	$(49,588,652)	$(829,615)
Shares issued for cash	20,000,000	20,000	2,980,000	-	3,000,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(443,186)	(443,186)
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199

	Three months ended June 30, 2021
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2021	50,840,147	$50,840	$48,240,263	$(47,427,709)	$863,394
Cancellation of common shares	(140,000)	(140)	140	-	-
Fair value of vested stock options	-	-	46,539	-	46,539
Net loss	-	-	-	(612,235)	(612,235)
Balance as of June 30, 2021	50,700,147	$50,700	$48,286,942	$(48,039,944)	$297,698

	Six months ended June 30, 2022
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)
Shares issued for cash	20,000,000	20,000	2,980,000	-	3,000,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(891,160)	(891,160)
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199

	Six months ended June 30, 2021
	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	50,840,147	$50,840	$48,127,953	$(47,067,078)	$1,111,715
Cancellation of common shares	(140,000)	(140)	140	-	-
Fair value of vested stock options	-	-	158,849	-	158,849
Net loss	-	-	-	(972,866)	(972,866)
Balance as of June 30, 2021	50,700,147	$50,700	$48,286,942	$(48,039,944)	$297,698

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(891,160)	$(972,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	-	158,849
Gain on extinguishment of liabilities	-	(296,653)
Operating lease expense	-	22,817
Depreciation	55,392	-
Changes in operating assets and liabilities:
Accounts receivable	273,412	-
Unbilled receivables	(230,929)	-
Interest accrued but not paid	2,789	-
Due from shareholder	(250,000)	-
Prepaid expense	3,000	13,195
Deposits	(200)	16,455
Accounts payable and accrued liabilities	192,628	(38,638)
Operating lease liability	-	(23,194)
Net cash used in operating activities	(845,068)	(1,120,035)

Cash flows from investing activities:
Cash acquired in acquisition of Range Environmental Resources	15,827	-
Equipment purchases	(1,107,833)	-
Cash paid for acquisition of Range Environmental Resources	(750,000)	-
Net cash used in investing activities	(1,842,006)	-

Cash flows from financing activities:
Issuance of shares for cash	3,000,000	-
Proceeds from long-term debt	1,015,020	-
Proceeds from line of credit	500,000	-
Net cash provided by financing activities	4,515,020	-

Net increase (decrease) in cash	1,827,946	(1,120,035)

Cash and cash equivalents - beginning of period	38,343	1,441,471
Cash and cash equivalents - end of period	$1,866,289	$321,436

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,503	$-
Stock issued for acquisition	$750,000	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Entities”). The Range Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurpose the land for natural, commercial, agricultural or recreational use. The Range Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sells water treatment chemicals manufactured by third parties to their customers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2022, the Company incurred a net loss of $891,160 and used $845,068 of cash in our operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. We estimate as of June 30, 2022, we had sufficient funds to operate the business for 18 months given our cash balance of $1,866,289, line of credit availability of $150,000, the availability of $4,830,050 under our $5,000,000 equity financing line via an executed securities purchase agreement, and revenues being generated by the Range Entities. Although our existing cash balances are estimated to be sufficient to fund our currently planned level of operations, we are actively seeking additional financing and other sources of capital to accelerate the funding and execution of our growth strategy and value creation plan. However, these estimates could differ if we encounter unanticipated difficulties, or if our estimates of the amount of cash necessary to operate our business prove to be wrong, and we use our available financial resources faster than we currently expect. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned direct subsidiaries, Graphium Biosciences, Inc., Daedalus Ecosciences, Inc., and Vitality Healthtech, Inc. (dissolved in May 2021), and its wholly-owned indirect subsidiaries, Range Environmental Resources, Inc. and Range Natural Resources, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Revenue Recognition

The Company applies the following standards and recognizes revenue when (1) services have been provided pursuant to an agreed-upon equipment and labor hourly rate sheet or a fixed amount for a project, (2) products have been shipped to and accepted by the customer, and (3) amounts are reasonably assured of collection, including the consideration of the customer’s ability and intention to pay when the amount is due. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract.

The Company’s performance obligations are satisfied at the point in time when the services are performed or when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the three or six months ended June 30, 2022 or June 30, 2021.

Equipment

Equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	June 30, 2022	December 31, 2021

Equipment	$1,680,438	$-
Depreciation expense	$55,392	$-

The Company provides for depreciation of equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the equipment.

The Company assesses the recoverability of its property, plant, and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment.

Fair Value of Financial Instruments

FASB ASC 825 “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts receivable, accounts payable and long-term debt. The carrying amounts reported in the balance sheets for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Leases

FASB ASC 842 “Leases” requires the Company to determine whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on FASB ASC 718 “Compensation-Stock Compensation” whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Consolidated Statements of Operations with classification depending on the nature of the services rendered.

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

	June 30, 2022	December 31, 2021
Options	6,752,544	6,882,544
Warrants	20,646,668	646,668
Total	27,399,212	7,529,212

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

In accordance with FASB ASC 280 “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes.

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

2. ACQUISITION OF RANGE ENVIRONMENTAL RESOURCES AND RANGE NATURAL RESOURCES

In May 2022, the Company and its wholly-owned subsidiary, Daedalus Ecosciences, Inc., entered into a Share Purchase Agreement with Range Environmental Resources, Inc. (“Range Environmental”), and Range Natural Resources, Inc. (“Range Natural”, and collectively with Range Environmental, the “Range Entities”), and the two (2) shareholders of the Range Entities (the “Range Shareholders”) (the “Share Purchase Agreement”), under which the Company issued a total of 10,000,000 shares of the Company’s common stock to the Range Shareholders and Daedalus Ecosciences paid cash consideration of $1,000,000 to the Range Shareholders for 80% of the outstanding common stock of each of the Range Entities.

Subsequent to entering into the Share Purchase Agreement, the Company discovered that Joshua Justice, one of the Range Shareholders (“Justice”), made certain misrepresentations in the Share Purchase Agreement. On July 12, 2022, the Company entered into a Separation Agreement, by and among the Company, Daedalus Ecosciences, the Range Entities, and Justice and his spouse (the “Separation Agreement”) pursuant to which Justice: a) acknowledged that his employment with the Range Entities was terminated for cause effective June 30, 2022; b) returned the 5,000,000 shares of the Company’s common stock that had been issued to him under the terms of the Share Purchase Agreement; c) transferred his 10% interest in each of the Range Entities to Daedalus Ecosciences; and d) paid Daedalus Ecosciences cash in an amount of $250,000. As a result, only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered to have been issued in exchange for 90% of the outstanding common stock of each of the Range Entities.

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the other Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”) pursuant to which Starks agreed to exchange his 10% common stock ownership of the Range Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Entities, as a result of which, the Range Entities are now wholly-owned subsidiaries of Daedalus Ecosciences and the Range Entities are reported as wholly-owned indirect subsidiaries of the Company in the financial statements made part of this Form 10-Q. No other changes were made to the consideration received by Mr. Starks as part of the Share Purchase Agreement and he remains as President of each of the Range Entities.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. The allocation of the purchase price is based on management’s estimates.

Fair value of assets acquired:
Cash	$15,827
Accounts receivables	889,919
Property and equipment	628,000
Goodwill	751,421
Total assets acquired	2,285,167
Fair value of liabilities assumed	(785,167)
Purchase price	$1,500,000
Cash consideration	750,000
Common stock consideration	750,000
Total purchase price	$1,500,000
Acquisition transaction costs incurred	$20,592

3. GOODWILL

Goodwill increased to $751,421 at June 30, 2022. There had been no goodwill at December 31, 2021. The increase in goodwill was driven by the addition of the Range Entities in the quarter and represents the value of the Range Entities’ brand reputation, customer base and employee relations. Goodwill by reportable segment is as follows:

	June 30, 2022	December 31, 2021
ESG Operations Segment:
Beginning Balance	$-	$-
Acquisitions	751,421	-
Adjustments	-	-
Ending Balance	$751,421	$-

4. EQUITY

Issuance of Common Stock and Warrants

In May 2022, the Company entered into two securities purchase agreements providing for the issuance and sale by the Company of (i) 20,000,000 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 20,000,000 shares of the Company’s common stock (the “Warrants”, and the shares issuable upon exercise of the Warrants, the “Warrant Shares”) at a price of $0.60 per share. The Warrants expire on May 10, 2027. The aggregate proceeds to the Company from the sale of the Shares and Warrants was $3,000,000.

In May 2022, the Company purchased 90% of the outstanding common stock of each of the Range Entities for a combination of Company shares and cash, as described in Note 2. Only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered outstanding as of June 30, 2022, in order to reflect the effects of the Separation Agreement.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	6,882,544	$0.69
Granted	-	-
Exercised	-	-
Expired	(130,000)	1.00
Cancelled	-	-
Balance outstanding at June 30, 2022	6,752,544	$0.68
Balance exercisable at June 30, 2022	6,752,544	$0.68

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, June 30, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 – 1.95	$1.50 – 1.95
	607,500	$2.00 – 2.79	$2.00 – 2.79
	83,334	$3.10 – 3.80	$3.10 – 3.80
	18,334	$4.00 – 4.70	$4.00 – 4.70
	6,752,544
Options Exercisable, June 30, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 – 1.95	$1.50 – 1.95
	607,500	$2.00 – 2.79	$2.00 – 2.79
	83,334	$3.10 – 3.80	$3.10 – 3.80
	18,334	$4.00 – 4.70	$4.00 – 4.70
	6,752,544

There is no remaining unamortized cost of the outstanding stock-based awards at June 30, 2022. At June 30, 2022, the 6,752,544 outstanding stock options had no intrinsic value.

6. WARRANTS

A summary of warrants to purchase common stock during the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	646,668	$0.93
Granted	20,000,000	0.60
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at June 30, 2022	20,646,668	$0.61

At June 30, 2022, the 20,646,668 outstanding stock warrants had no intrinsic value.

7. NOTES PAYABLE

Range Environmental was granted a loan (the “PPP loan”) from United Bank for $109,435 on March 9, 2021, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan matures on March 9, 2023 and bears interest at a rate of 1% per annum, with the first six months of interest deferred.

On August 19, 2022, Range Environmental received notice that the U.S. Small Business Administration (“SBA”) had reviewed the forgiveness application of Range Environmental’s PPP loan and provided forgiveness of the entire principal of the PPP loan plus accrued interest.

On June 17, 2020, Range Environmental was granted an SBA Disaster Loan in the amount of $150,000 with an interest rate of 3.75% per annum. On September 14, 2022, the Company paid the entire balance due on this loan of $162,575, including $12,575 in accrued interest.

The following notes payable are outstanding as of June 30, 2022:

PPP loan	$109,435
SBA Disaster Loan	161,604
Total notes payable	$271,039

8. LINE OF CREDIT

In November 2021, the Company obtained an unsecured revolving line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2022, and bears interest at one percent (1%) above the prime rate. As of June 30, 2022, the balance due under the line of credit was $850,000.

9. EQUITY LINE

In August 2021, the Company entered into a $5,000,000 equity line transaction with Triton Funds, LP (“Triton”) providing for the issuance and sale by the Company to Triton of a number of shares of the Company’s common stock having an aggregate value of up to $5,000,000 and warrants to purchase up to an equal number of shares of the Company’s common stock. In its sole discretion and subject to certain agreed upon funding conditions, the Company may submit, from time to time, notices obligating Triton to purchase shares with a value of up to $250,000 until the financing arrangement expires on December 31, 2022 or Triton has purchased the $5,000,000 of shares pursuant to the equity line transaction. As of June 30, 2022, $4,830,050 is available under this equity line.

10. GAIN ON EXTINGUISHMENT OF ADVANCE

In July 2018, the Company received a payment from a third party in the amount of $296,653. Since the Company has not been able to confirm the nature of this payment, it had previously recorded this payment as an advance that was included in current liabilities. At March 31, 2021, the Company, after consultation with outside legal counsel, determined that any claim to recover that payment was time barred by the statute of limitations and the Company recorded relief of this liability and a gain from debt extinguishment of $296,653 during the six months ended June 30, 2021.

11. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral. Interest rates range from 3.69% to 8.99% for 2022. The debt matures from 2022 through 2028. The aggregate amount of the debt was $1,258,382 at June 30, 2022, $392,708 of which is due within one year of June 30, 2022, and $865,674 is due after June 30, 2023.

A summary of payments due under the long-term debt by year is as follows:

2022 (due between 7/1/22 and 6/30/23)	$392,708
2023 (due between 7/1/23 and 6/30/24)	412,913
2024 (due between 7/1/24 and 6/30/25)	392,231
2025 (due between 7/1/25 and 6/30/26)	38,076
2026 (due between 7/1/26 and 6/30/27)	19,977
2027 and later (due on or after 7/1/27)	2,477
Total long-term debt	$1,258,382

12. OPERATING LEASE

The Company has an operating lease agreement for one piece of equipment leased by Range Environmental Resources with a remaining lease term of 31 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Under FASB ASC 842, an operating lease right-of-use (“ROU”) asset and liability is recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three and Six Months Ended June 30, 2022
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited consolidated statements of operations)	$8,630

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022	$8,630
Weighted average remaining lease term – operating leases (in years)	2.6
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2022
Operating leases
Long-term right-of-use asset	$119,939

Short-term operating lease liability	$-
Long-term operating lease liability	119,939
Total operating lease liabilities	$119,939

Maturities of the Company’s lease liabilities are as follows:

Year Ending December 31	Operating Lease
2022 (remaining 6 months)	$25,890
2023-2025	107,877
Total lease payments	133,767
Less: Imputed interest/present value discount	(13,828)
Present value of lease liabilities	$119,939

Lease expenses related to leases with a duration of one year or less were $8,620 and $8,213 during the three months ended June 30, 2022 and June 30, 2021, respectively. Lease expenses related to leases with a duration of one year or less were $16,870 and $15,720 during the six months ended June 30, 2022 and June 30, 2021, respectively.

13. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers were 91% of total sales for the three and six months ended June 30, 2022.

Accounts receivable from the same two customers were 93% of total accounts receivable and unbilled receivables as of June 30, 2022.

14. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous director’s and officer’s insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of June 30, 2022, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

15. SEGMENT INFORMATION

FASB ASC 280 “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units:

●	Therapeutic Operations – research and development primarily related to the advancement of the Company’s cannabinoid-based drug development program

●	ESG Operations – development and operation of businesses addressing the health and wellness of people and the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities

In accordance with FASB ASC 820, the Company’s chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under FASB ASC 820 due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended June 30, 2022
	Therapeutic Operations	ESG Operations	Corporate	Total

Revenue	$-	$639,359	$-	$639,359
Cost of services	-	574,407	-	574,407
Gross profit	-	64,952	-	64,952
Net loss	(107,823)	$(39,429)	$(295,934)	$(443,186)

Total assets	8,334	3,855,184	1,661,781	5,525,299
Capital expenditures for long-lived assets	$-	$1,107,833	$-	$1,107,833

	For the six months ended June 30, 2022
	Therapeutic Operations	ESG Operations	Corporate	Total

Revenue	$-	$639,359	$-	$639,359
Cost of services	-	574,407	-	574,407
Gross profit	-	64,952	-	64,952
Net loss	(233,553)	$(60,146)	$(597,461)	$(891,160)

Total assets	8,334	3,855,184	1,661,781	5,525,299
Capital expenditures for long-lived assets	$-	$1,107,833	$-	$1,107,833

	For the three months ended June 30, 2021
	Therapeutic Operations	ESG Operations	Corporate	Total

Net loss	$(97,812)	$-	$(514,423)	$(612,235)

Total assets	-	-	331,138	331,138
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the six months ended June 30, 2021
	Therapeutic Operations	ESG Operations	Corporate	Total

Net loss	$(168,449)	$-	$(804,417)	$(972,866)

Total assets	-	-	331,138	331,138
Capital expenditures for long-lived assets	$-	$-	$-	$-

16. SUBSEQUENT EVENTS

On August 19, 2022, Range Environmental received notice that the SBA had reviewed the forgiveness application of Range Environmental’s PPP loan and provided forgiveness of the entire principal of the PPP loan plus accrued interest, which totaled an amount of debt forgiveness equal to $109,435.

On August 31, 2022, the Company paid the entire balance due on the unsecured bank credit line of $863,305, including $13,305 in accrued interest.

On September 14, 2022, the Company paid the entire balance due on the SBA Disaster Loan of $162,575, including $12,575 in accrued interest.

On July 12, 2022, the Company and Daedalus Ecosciences entered into the Separation Agreement pursuant to which, among other things, Justice: a) acknowledged that his employment with the Range Entities was terminated for cause effective June 30, 2022; b) returned the 5,000,000 shares of the Company’s common stock that had been issued to him under the terms of the Share Purchase Agreement; c) transferred his 10% interest in each of the Range Entities to Daedalus Ecosciences; and d) paid Daedalus Ecosciences cash in the amount of $250,000.

On August 26, 2022, the Company entered into a securities purchase agreement with HTGT Enterprises LLC (“HTGT”) providing for the issuance and sale by the Company to HTGT of (i) 1,666,667 shares of the Company’s common stock (the “HTGT Shares”) at a price of $0.15 per share and (ii) a warrant to purchase up to an additional 1,666,667 shares of the Company’s common stock (the “HTGT Warrant”, and the shares issuable upon exercise of the Warrant, the “HTGT Warrant Shares”) at a price of $0.60 per share. After deducting for fees and expenses, the aggregate net proceeds from the sale of the HTGT Shares and the HTGT Warrant are approximately $248,000.

On October 11, 2022, Daedalus Ecosciences and Starks entered into the Starks Agreement pursuant to which Daedalus Ecosciences acquired Starks’ 10% common stock ownership interest in the Range Entities. As a result of this transaction, Daedalus Ecosciences is the sole shareholder of the Range Entities. No other changes were made to the consideration received by Starks as part of the Share Purchase Agreement entered into on May 11, 2022, and he remains as President of each of the Range Entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Malachite Innovations, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Transition Report on Form 10-KT for the nine months ended December 31, 2021 filed on March 31, 2022, and the related audited financial statements and notes included therein.

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

Our corporate headquarters is located in Cleveland, Ohio. As of June 30, 2022, we employed twenty-one full-time employees, including eighteen employees of the Range Entities, one cannabinoid research scientist working in our office and laboratory space in Rocklin, California, and two senior executives of the Company. We also have, in the past, engaged the services of scientific and regulatory consultants to assist in our research and development activities, which is an approach that provides us with flexible and experienced resources to advance our corporate objectives while maintaining a relatively lower overhead cost structure.

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

In light of our limited financial resources and the significant capital and human resources needed to advance our drug development program to a revenue-generating stage, we have determined that the value of our cannaboside prodrug assets would likely be maximized through a strategic transaction such as (i) a sale of Graphium Biosciences or its assets to a biotech partner with the resources necessary to advance our drug development program, (ii) a private capital raise directly into Graphium Biosciences to secure sufficient funding to meaningfully advance our drug development program, or (iii) a spin-off of our Graphium Biosciences subsidiary into a new publicly-traded company infused with sufficient funding to meaningfully advance our drug development program as a new stand-alone company. The Company is actively exploring all potential strategic alternatives for its drug development assets to maximize shareholder value.

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

We believe that the Company is well-positioned from a managerial and operational perspective to pursue these business initiatives given the experience of management in connection with other successful ventures that are developing and executing various reclamation and remediation programs at coal mines in Appalachia and creating profitable next-generation eco-friendly initiatives and stable jobs in local communities previously reliant primarily on the highly cyclical coal mining industry.

Range Environmental Resources and Range Natural Resources

In May 2022, we acquired the Range Entities. The Range Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region. Our land reclamation services seek to return land to pre-mining conditions or repurpose the land for natural, commercial, agricultural or recreational use. Our water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sell water treatment chemicals manufactured by third parties to our customers.

Additional ESG Opportunities

The Company is actively pursuing a number of other ESG-focused investment opportunities to advance its mission with a particular focus on some of the most challenging environmental situations in disadvantaged communities.

Results of Operations

Three Months Ended June 30, 2022 and June 30, 2021

Our net loss during the three months ended June 30, 2022 was $443,186 compared to a net loss of $612,235 for the three months ended June 30, 2021. Our revenue during the three months ended June 30, 2022 was $639,359 and our gross profit was $64,952. We had no revenue during the three months ended June 30, 2021.

During the three months ended June 30, 2022, we incurred general and administrative expenses in the aggregate amount of $380,326, compared to $514,437 incurred during the three months ended June 30, 2021 (a decrease of $134,111). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the decrease in general and administrative costs relates to professional fees which decreased to $11,790 during the three months ended June 30, 2022, as compared to $145,000 during the three months ended June 30, 2021 (a decrease of $133,210), and stock-based compensation which decreased to $0 during the three months ended June 30, 2022, as compared to $39,456 during the three months ended June 30, 2021.

In addition, during the three months ended June 30, 2022, we incurred research and development costs of $107,823, compared to $97,812 during the three months ended June 30, 2021 (an increase of $10,011). This increase resulted from an increase in legal fees allocated to research and development, which increased to $13,961 in the period ended June 30, 2022, as compared to $0 in the period ended June 30, 2021.

During the three months ended June 30, 2022, we recorded total net other expense in the amount of $19,989, compared to total net other income recorded during the three months ended June 30, 2021, in the amount of $14. This difference was attributable to the interest expense of $19,989 incurred during the three months ended June 30, 2022, as compared to $0 in the three months ended June 30, 2021.

During the three months ended June 30, 2022, we had a net loss of $443,186 compared to a net loss of $612,235 during the three months ended June 30, 2021. The decrease in net loss attributable to common stockholders of $169,049 is primarily due to the gross profit of $64,952 earned during the three months ended June 30, 2022, compared to gross profit of $0 earned during the three months ended June 30, 2021. Additionally, professional fees decreased by $133,210 in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and June 30, 2021

Our net loss during the six months ended June 30, 2022 was $891,160 compared to a net loss of $972,866 for the six months ended June 30, 2021. Our revenue during the six months ended June 30, 2022 was $639,359 and our gross profit was $64,952. We had no revenue or gross profit during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we incurred general and administrative expenses in the aggregate amount of $698,267, compared to $1,101,635 incurred during the six months ended June 30, 2021 (a decrease of $403,368). The majority of the decrease in general and administrative costs relates to stock-based compensation which decreased to $0 during the six months ended June 30, 2022, as compared to $130,516 during the six months ended June 30, 2021, professional fees which decreased to $12,540 during the six months ended June 30, 2022, as compared to $145,000 during the six months ended June 30, 2021 (a decrease of $132,460), and legal fees, which decreased to $75,000 during the six months ended June 30, 2022, as compared to $181,395 during the six months ended June 30, 2021 (a decrease of $106,395).

In addition, during the six months ended June 30, 2022, we incurred research and development costs of $233,553, compared to $168,449 during the six months ended June 30, 2021 (an increase of $65,104). This increase resulted from an increase in wages related to research and development, which increased to $167,836 in the period ended June 30, 2022, as compared to $97,361 in the period ended June 30, 2021 (an increase of $70,475), and legal fees, which increased to $45,578 during the six months ended June 30, 2022, from $0 during the six months ended June 30, 2021. These costs were offset by a decrease in stock-based compensation which decreased to $0 during the six months ended June 30, 2022, as compared to $28,333 during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we recorded total net other expense in the amount of $24,292, compared to total net other income of $297,218 recorded during the six months ended June 30, 2021. This difference was primarily attributable to the gain on extinguishment of liabilities of $296,653 recorded during the six months ended June 30, 2021.

During the six months ended June 30, 2022, we had a net loss of $891,160 compared to a net loss of $972,866 during the six months ended June 30, 2021. The decrease in net loss attributable to common stockholders of $81,706 is primarily due to the recognition of gains on the extinguishment of liabilities in the amount of $296,653 during the six months ended June 30, 2021, compared to no gains recognized during the six months ended June 30, 2022, offset by a $403,368 decrease in general and administrative expenses during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, and a $65,104 increase in research and development expenses during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $50,031,838 as of June 30, 2022.

As of June 30, 2022, we had total current assets of $2,964,609, comprised primarily of cash in the amount of $1,866,289, and accounts receivable and other receivables of $1,097,436. Our total current liabilities as of June 30, 2022 were $1,791,448, consisting of $850,000 due under a revolving credit line, the current portion of our long-term debt in the amount of $392,708, and accounts payable of $548,740, which includes a $33,440 lease payment attributable to our now-dissolved wholly-owned subsidiary, The Control Center, Inc., for which we are not responsible. As a result, on June 30, 2022, we had working capital of $1,173,161.

As of June 30, 2022, we had long-term assets of $2,560,690, which were comprised of net property and equipment of $1,680,438, goodwill of $751,421, operating lease asset of $119,939, and deposits of $8,892. As of June 30, 2022, we had long-term liabilities of $1,256,652, which were comprised of long-term debt, net of current portion of $865,674, notes payable of $271,039, and operating lease liability of $119,939.

Sources of Capital

Based on our current corporate strategy, our total expenditures for the 12 months following June 30, 2022 are expected to be approximately $1,800,000, which is comprised of general operating and research and development expenses. Based on our cash balance of $1,866,289, $150,000 available under our revolving credit line as of June 30, 2022, $4,830,050 available under our equity financing line, revenues being generated by the Range Entities, and our estimated total expenditures of approximately $1,800,000 for the 12-month period ending June 30, 2023, we expect to have sufficient funds to operate our business over the next 12 months. We expect to generate funds from our ESG operations, but may also seek additional financing and other sources of capital to accelerate the funding and execution of our growth strategy and value creation plan.

Our estimated total expenditures for the 12-month period ending June 30, 2023 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. The Company has revenue earned from its investment in the Range Entities that we expect will fund their ongoing operations and provide excess cash to fund all or a portion of additional ESG investments made by Daedalus in the future. We may also supplement our funding through equity and debt financings in the future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosylated cannabinoid technology or other intellectual property and could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

We have not historically generated positive cash flows from operating activities. For the six months ended June 30, 2022, net cash used in operating activities was $845,068 compared to net cash used in operating activities of $1,120,035 for the six months ended June 30, 2021. This decrease was primarily attributable to a gain on extinguishment of liabilities of $296,653 recognized during the six months ended June 30, 2021, and an increase in accounts payable of $192,628 during the six months ended June 30, 2022, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options of $158,849 during the six months ended June 30, 2021. Net cash used in operating activities during the six months ended June 30, 2022, consisted primarily of a net loss of $891,160 and an increase of unbilled receivables of $230,929, offset by an increase in accounts payable of $192,628 and a decrease in accounts receivable of $273,412. Net cash used in operating activities during the six months ended June 30, 2021, consisted primarily of a net loss of $972,866, and a gain on extinguishment of liabilities of $296,653, partially offset by $158,849 related to stock-based compensation.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, net cash used in investing activities was $1,842,006. Net cash used in investing activities during the six months ended June 30, 2022, consisted primarily of equipment purchases totaling $1,107,833 and cash paid for the acquisition of Range Environmental of $750,000. No net cash was used in or provided by investing activities during the six months ended June 30, 2021.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2022, net cash provided from financing activities was $4,515,020, consisting of $3,000,000 received from the issuance of common stock and warrants, proceeds of $1,015,020 from long-term debt and $500,000 from a revolving line of credit. During the six months ended June 30, 2021, no net cash was used in or provided by financing activities.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on FASB ASC 718 “Compensation-Stock Compensation” whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Revenue

The Company’s revenue recognition policies will follow the guidance of FASB ASC 606 “Revenue from Contracts with Customers.” FASB ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

The Range Entities primarily invoice customers and recognize revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Range Entities also invoice customers and recognize revenue for equipment mobilization fees and materials and supplies required to complete a project. The Range Entities invoice for the sales of chemicals and recognize revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Range Entities’ performance obligations are satisfied at the point in time when the services are performed or when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. The Range Entities do not have any significant financing components as payment is received within a commercially reasonable time after the point of sale. Costs incurred to obtain a contract will be expensed as incurred when the amortization period is less than a year. Shipping and handling amounts paid by the customers are included in revenue.

Contract modifications are routine in the performance of the Range Entities’ contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are a result of changes in the scope of work, or the products or services required to complete the contract and are customarily approved in advance by the customer.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, please note the following additional risk factors relevant to the business operations of the Range Entities:

We may have difficulty accomplishing our growth strategy within and outside of our current service areas.

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

●	changes in regulatory landscape reducing the demand for, and incentives relating to, our land reclamation and water treatment and reclamation services;

●	receiving or maintaining necessary regulatory permits, licenses or approvals;

●	downturns in economic or population growth and development in our service areas, particularly in the coal mining industry and in those agricultural and commercial businesses and real estate developments which benefit from our land reclamation and water treatment and reclamation services;

●	risks related to planning and commencing new operations, including inaccurate assessment of the demand for land and water treatment and reclamation services and products and inability to begin operations as scheduled; and

●	our potential inability to identify suitable acquisition opportunities or to form the relationships with coal mining operators or other landowners necessary to form strategic partnerships.

Operating costs, construction costs and costs of providing services may rise faster than revenue.

Our ability to increase the rates at which we provide our land reclamation and water treatment and reclamation services may be limited by a variety of factors. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our equipment operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to our service rate increases and may have a material adverse effect on our financial condition and results of operations.

Our suppliers may fail to deliver materials and parts according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these materials and parts effectively.

The equipment we use in our land reclamation and water treatment and reclamation business contains materials and parts purchased globally from many suppliers which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, wars such as the current conflict in Ukraine, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in delays in providing our services and products. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources for most of our necessary components or products, there is no assurance that we will be able to do so quickly or at all.

Our financial results depend on successful project execution and may be adversely affected by cost overruns, failure to meet customer schedules or other execution issues.

A portion of our revenue is derived from projects that are technically complex and that may last over many months. These projects are subject to a number of significant risks, including project delays, cost overruns, changes in scope, unanticipated site conditions, design and engineering issues, incorrect cost assumptions, increases in the cost of materials and labor, safety hazards, third party performance issues, weather issues and changes in laws or permitting requirements. If we are unable to manage these risks, we may incur higher costs, liquidated damages and other liabilities to our customers, which may decrease our profitability and harm our reputation. Our continued growth will depend in part on executing a higher volume of large projects, which will require us to expand and retain our project management and execution personnel and resources.

We face competition in our industry, and we may be unable to attract customers and maintain a viable business.

There can be no assurance that we will be able to successfully compete with our competitors. Our competitors may prove more successful in offering similar services which prove to be more popular with potential customers than our services. Our ability to grow and achieve profitability will depend on our ability to satisfy our customers and withstand increasing competition by providing superior environmental services at reasonable cost. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

If we become subject to environmental-related claims, we could incur significant cost and time to comply.

Our land reclamation and water treatment and reclamation business activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, we could be strictly, jointly and severally liable for releases of regulated substances by us at the properties of others, including if such releases result in contamination of air or water or cause harm to individuals. Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials.

In the event that our business activities result in environmental liabilities, such as those described above, we could incur significant costs or reputational damage in connection with the investigation and remediation of environmental contamination, and we could be liable for any resulting damages including natural resource damages. Such liabilities could exceed our available cash or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our business, financial condition, results of operations or prospects.

Further, we may incur costs to defend our position even if we are not liable for consequences arising out of environmental damage. Our insurance policies may not be sufficient to cover the costs of such claims.

Failure to effectively treat emerging contaminants could result in material liabilities.

A number of emerging contaminants might be found in water that we treat that may cause a number of illnesses. In applications where treated water enters the human body, illness and death may result if contaminants or pathogens are not eliminated during the treatment process. The potential impact of a contamination of water treated using our products, services or solutions is difficult to predict and could lead to an increased risk of exposure to product liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity. Further, an outbreak of disease in any one of the markets we serve could result in a widespread loss of customers across such markets.

We may incur liabilities to customers as a result of failure to meet performance guarantees, which could reduce our profitability.

Our customers may seek performance guarantees as to our equipment and services. Failure to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional resources and services, monetary reimbursement to a customer or could otherwise result in liability to our customers. To the extent that we incur substantial performance guarantee claims in any period, our reputation, earnings and ability to obtain future business could be materially adversely affected.

Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our land reclamation and water treatment and reclamation business, financial condition or results of operations.

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. At the same time, the demand for our land reclamation and water treatment and reclamation services also is driven by federal and state laws, regulations and programs which create incentives for our services. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

Our insurance may not provide adequate coverage.

Although we maintain general and product liability, property and commercial insurance coverage, which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the performance of our systems.

Our land reclamation and water treatment and reclamation businesses are subject to various statutory and regulatory requirements, which may increase in the future.

Our land reclamation and water treatment and reclamation business is subject to various statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our land reclamation and water treatment and reclamation business is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services.

The environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to operate.

Our land reclamation and water treatment and reclamation operations are subject to various federal, state, and local environmental requirements, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of coal mining and groundwater contamination. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we face the risk of being subject to government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on contaminated sites. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation often present new business opportunities for us; however, such changes may also result in increased operating and compliance costs. While we seek to monitor the landscape of environmental regulation, our ability to navigate is limited by our small size and resources, and any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.

Regulators also have the power to suspend or revoke permits or licenses needed for operation of our equipment and vehicles based on, among other factors, our compliance record, and customers may decide not to do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our land reclamation and water treatment and reclamation operations and could have a material impact on our financial results. Although we have never had any of our operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities.

Within the coal mining remediation market, demand for our services will be limited to a specific customer base and highly correlated to the coal mining industry. The coal mining industry’s demand for our services and products is affected by a number of factors including the volatile nature of the coal mining industry’s business, increased use of alternative types of energy and technological developments in the coal mining extraction process. A significant reduction in the target market’s demand for coal mining would reduce the demand for our services and products, which would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

We require a variety of permits to operate our business. If we are not successful in obtaining and/or maintaining those permits it will adversely impact our operations.

Our land reclamation and water treatment and reclamation business requires permits to operate. Our inability to obtain permits in a timely manner could result in substantial delays to our business. The issuance of permits is dependent on the applicable government agencies and is beyond our control and that of our customers. There can be no assurance that we and/or our customers will receive the permits necessary to operate, which could substantially and adversely affect our operations and financial condition.

Based on the nature of our business we currently depend and are likely to continue to depend on a limited number of customers for a significant portion of our revenues.

We currently have two customers in West Virginia that account for substantially all of our land reclamation and water treatment and reclamation business. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our customers do not enter into, extend or honor their contracts with us, our profitability could be adversely affected. Our ability to receive payment for production depends on the continued solvency and creditworthiness of our customers and prospective customers. If any of our customers’ creditworthiness suffers, we may bear an increased risk with respect to payment defaults. If customers refuse to make payments for which they have a contractual obligation, our revenues could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2022, the Company entered into a securities purchase agreement with Indemnity National Insurance Company (“Indemnity National”) providing for the issuance and sale by the Company to Indemnity National of (i) 13,333,333 shares of the Company’s common stock (the “Indemnity National Shares”) and (ii) warrants to purchase up to an additional 13,333,333 shares of the Company’s common stock (the “Indemnity National Warrant”). The aggregate proceeds to the Company from the sale of the Indemnity National Shares and Indemnity National Warrant was $2,000,000.

Also on May 10, 2022, the Company entered into a securities purchase agreement with Tower IV LLC (“Tower IV”) providing for the issuance and sale by the Company to Tower IV of (i) 6,666,667 shares of the Company’s common stock (the “Tower IV Shares”) and (ii) warrants to purchase up to an additional 6,666,667 shares of the Company’s common stock (the “Tower IV Warrant”). The aggregate proceeds to the Company from the sale of the Tower IV Shares and Tower IV Warrant was $1,000,000.

On August 26, 2022, the Company entered into a securities purchase agreement with HTGT Enterprises LLC (“HTGT”) providing for the issuance and sale by the Company to HTGT of (i) 1,666,667 shares of the Company’s common stock (the “HTGT Shares”) and (ii) a warrant to purchase up to an additional 1,666,667 shares of the Company’s common stock (the “HTGT Warrant”). The aggregate proceeds to the Company from the sale of the HTGT Shares and HTGT Warrant was $250,000.

The issuance of the Indemnity National Shares, the Tower IV Shares, and the HTGT Shares were made in private placement transactions, pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated under that section and pursuant to exemptions under state securities laws, as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

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

Date: October 12, 2022

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

