Form 10-Q
period 2022-09-30
MALACHITE INNOVATIONS, INC.
filed 2022-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 11, 2022, there were 78,116,814 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$1,156,799	$38,343
Unbilled receivables	161,263	-
Accounts receivable	335,738	-
Prepaid expenses	884	3,884
Total current assets	1,654,684	42,227
Long-term Assets
Operating lease asset	109,248	-
Equipment, net of accumulated depreciation	1,683,406	-
Goodwill	751,421	-
Deposits	8,892	8,692
Total long-term assets	2,552,967	8,692
Total Assets	$4,207,651	$50,919

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$324,146	$82,560
Current portion of long-term debt	396,939	-
Line of credit	-	350,000
Total current liabilities	721,085	432,560
Long-term Debt
Long-term debt, net of current portion	769,735	-
Operating lease liability	109,248	-
Total long-term debt	878,983	-
Total liabilities	1,600,068	432,560

Stockholders’ Equity (Deficit)
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 78,116,814 and 51,450,147 shares issued and outstanding, as of 9/30/22 and 12/31/21, respectively	78,117	51,450
Additional paid-in-capital	52,680,920	48,707,587
Accumulated deficit	(50,151,454)	(49,140,678)
Total stockholders’ equity (deficit)	2,607,583	(381,641)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,207,651	$50,919

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$1,547,258	$-	$2,186,617	$-
Cost of services	1,189,475	-	1,763,882	-
Gross profit	357,783	-	422,735	-

Operating expenses:
General and administrative	449,041	436,523	1,147,308	1,538,158
Research and development	106,744	67,838	340,297	236,287
Total operating expenses	555,785	504,361	1,487,605	1,774,445

Loss from operations	(198,002)	(504,361)	(1,064,870)	(1,774,445)

Other income (expense):
Gain on extinguishment of liabilities	-	-	-	296,653
Gain on loan forgiveness	109,435	-	109,435	-
Interest expense	(31,049)	-	(55,341)	-
Other income	-	3	-	568
Total other income (expenses), net	78,386	3	54,094	297,221

Net loss	$(119,616)	$(504,358)	$(1,010,776)	$(1,477,224)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic and diluted	77,084,205	50,711,017	64,740,745	50,775,229

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199
Shares issued for cash	1,666,667	1,667	248,333	-	250,000
Net loss	-	-	-	(119,616)	(119,616)
Balance as of September 30, 2022	78,116,814	$78,117	$52,680,920	$(50,151,454)	$2,607,583

	Three Months Ended September 30, 2021
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2021	50,700,147	$50,700	$48,286,942	$(48,039,944)	$297,698
Shares issued for cash	500,000	500	118,500	-	119,000
Net loss	-	-	-	(504,358)	(504,358)
Balance as of September 30, 2021	51,200,147	$51,200	$48,405,442	$(48,544,302)	$(87,660)

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)
Shares issued for cash	21,666,667	21,667	3,228,333	-	3,250,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(1,010,776)	(1,010,776)
Balance as of September 30, 2022	78,116,814	$78,117	$52,680,920	$(50,151,454)	$2,607,583

	Nine Months Ended September 30, 2021
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	50,840,147	$50,840	$48,127,953	$(47,067,078)	$1,111,715
Shares issued for cash	500,000	500	118,500	-	119,000
Cancellation of common shares	(140,000)	(140)	140	-	-
Fair value of vested stock options	-	-	158,849	-	158,849
Net loss	-	-	-	(1,477,224)	(1,477,224)
Balance as of September 30, 2021	51,200,147	$51,200	$48,405,442	$(48,544,302)	$(87,660)

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,010,776)	$(1,477,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	-	158,849
Gain on extinguishment of liabilities	-	(296,653)
Operating lease expense	-	22,817
Depreciation	187,923	-
Changes in operating assets and liabilities:
Unbilled receivables	(161,263)	-
Accounts receivable	554,181	-
Forgiveness of PPP loan	(109,435)	-
Prepaid expense	3,000	13,195
Deposits	(200)	15,571
Accounts payable and accrued liabilities	(31,966)	83,593
Operating lease liability	-	(23,194)
Net cash used in operating activities	(568,536)	(1,503,046)

Cash flows from investing activities:
Cash acquired in acquisition of Range Environmental Resources	15,827	-
Equipment purchases	(1,243,329)	-
Cash paid for acquisition of Range Environmental Resources	(750,000)	-
Net cash used in investing activities	(1,977,502)	-

Cash flows from financing activities:
Issuance of shares for cash	3,250,000	119,000
Proceeds from long-term debt	923,309	-
Payoff of SBA disaster loan	(158,815)	-
Payoff of line of credit	(350,000)	-
Net cash provided by financing activities	3,664,494	119,000

Net increase (decrease) in cash	1,118,456	(1,384,046)

Cash and cash equivalents - beginning of period	38,343	1,441,471
Cash and cash equivalents - end of period	$1,156,799	$57,425

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$55,341	$-
Forgiveness of PPP loan	$109,435	-
Stock issued for acquisition	$750,000	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”) was incorporated in the State of Nevada on June 29, 2007.

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

In October 2021, the Company changed its name to Malachite Innovation, Inc. and reorganized its corporate structure and created the following two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”). Graphium plans to focus its business activities on the health and wellness of people, with a particular focus on advancing the Company’s broad portfolio of over 100 glycosylated cannabinoid prodrugs. Daedalus plans to focus its business activities on the health and wellness of the planet through ESG investments, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Entities”). The Range Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sells water treatment chemicals manufactured by third parties to their customers.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company incurred a net loss of $1,010,776 and used $568,536 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of September 30, 2022, that it has sufficient funds to operate the business for 18 months given its cash balance of $1,156,799, line of credit availability of $1,000,000, the availability of $4,830,050 under its $5,000,000 equity financing line via an executed securities purchase agreement, and revenues being generated by the Range Entities. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned direct subsidiaries, Graphium Biosciences, Inc., Daedalus Ecosciences, Inc., and Vitality Healthtech, Inc. (dissolved in May 2021), and its wholly-owned indirect subsidiaries, Range Environmental Resources, Inc. and Range Natural Resources, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the three or nine months ended September 30, 2022 or September 30, 2021.

Equipment

Equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	September 30, 2022	December 31, 2021

Equipment	$1,683,406	$-
Depreciation expense	$187,923	$-

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

	September 30, 2022	December 31, 2021
Options	6,742,544	6,882,544
Warrants	22,313,335	646,668
Total	29,055,879	7,529,212

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates. Research and development costs are expensed as incurred.

Segments

As of October 1, 2021, the Company began operating under two segments: (i) Graphium Biosciences, Inc., a wholly-owned subsidiary of the Company, will report the operating results of its health and wellness innovations serving people, with a particular focus on advancing its broad portfolio of over 100 glycosylated cannabinoid prodrugs, and (ii) Daedalus Ecosciences, Inc., a wholly-owned subsidiary of the Company, will report the operating results of its health and wellness innovations serving the planet, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

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

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the remaining Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”), pursuant to which Starks exchanged his 10% common stock ownership of the Range Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Entities, as a result of which, the Range Entities are now wholly-owned subsidiaries of Daedalus Ecosciences and the Range Entities are reported as wholly-owned indirect subsidiaries of the Company in the financial statements made part of this Form 10-Q. No other changes were made to the consideration received by Starks as part of the Share Purchase Agreement and he remains as President of each of the Range Entities.

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

Goodwill has an assigned value of $751,421 and represents the value of the Range Entities’ brand reputation, customer base and employee relations.

3. GOODWILL

Goodwill increased to $751,421 at September 30, 2022. There had been no goodwill at December 31, 2021. The increase in goodwill was driven by the addition of the Range Entities in the period and represents the value of the Range Entities’ brand reputation, customer base and employee relations. Goodwill by reportable segment is as follows:

	September 30, 2022	December 31, 2021
ESG Operations Segment:
Beginning Balance	$-	$-
Acquisitions	751,421	-
Adjustments	-	-
Ending Balance	$751,421	$-

4. EQUITY

Issuance of Common Stock and Warrants

In May 2022, the Company entered into two securities purchase agreements providing for the issuance and sale by the Company of (i) 20,000,000 shares of the Company’s common stock (the “May Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 20,000,000 shares of the Company’s common stock (the “May Warrants”, and the shares issuable upon exercise of the Warrants, the “May Warrant Shares”) at a price of $0.60 per share. The May Warrants expire on May 10, 2027. The aggregate proceeds to the Company from the sale of the May Shares and May Warrants was $3,000,000.

In August 2022, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of (i) 1,666,667 shares of the Company’s common stock (the “August Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 1,666,667 shares of the Company’s common stock (the “August Warrants”, and the shares issuable upon exercise of the Warrants, the “August Warrant Shares”) at a price of $0.60 per share. The August Warrants expire on August 26, 2027. The aggregate proceeds to the Company from the sale of the August Shares and August Warrants was $250,000.

In May 2022, the Company purchased 90% of the outstanding common stock of each of the Range Entities for a combination of Company shares and cash, as described in Note 2. Only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered outstanding as of September 30, 2022, in order to reflect the effects of the Separation Agreement.

5. STOCK OPTIONS

A summary of the Company’s stock option activity during the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	6,882,544	$0.69
Granted	-	-
Exercised	-	-
Expired	(140,000)	1.12
Cancelled	-	-
Balance outstanding at September 30, 2022	6,742,544	$0.68
Balance exercisable at September 30, 2022	6,742,544	$0.68

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding, September 30, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 – 1.95	$1.50 – 1.95
	597,500	$2.00 – 2.79	$2.00 – 2.79
	83,334	$3.10 – 3.80	$3.10 – 3.80
	18,334	$4.00 – 4.70	$4.00 – 4.70
	6,742,544
Options Exercisable, September 30, 2022	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 – 1.95	$1.50 – 1.95
	597,500	$2.00 – 2.79	$2.00 – 2.79
	83,334	$3.10 – 3.80	$3.10 – 3.80
	18,334	$4.00 – 4.70	$4.00 – 4.70
	6,742,544

There is no remaining unamortized cost of the outstanding stock-based awards at September 30, 2022. At September 30, 2022, the 6,742,544 outstanding stock options had no intrinsic value.

6. WARRANTS

A summary of the Company’s warrant activity during the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	646,668	$0.93
Granted	21,666,667	0.60
Exercised	-	-
Expired/Cancelled	-	-
Balance outstanding and exercisable at September 30, 2022	22,313,335	$0.61

At September 30, 2022, the 22,313,335 outstanding stock warrants had no intrinsic value.

7. NOTES PAYABLE

Range Environmental was granted a loan (the “PPP loan”) from United Bank for $109,435 on March 9, 2021, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan had a maturity date of March 9, 2023 and bore interest at a rate of 1% per annum, with the first six months of interest deferred.

On August 19, 2022, Range Environmental received notice that the U.S. Small Business Administration (“SBA”) had reviewed the forgiveness application of Range Environmental’s PPP loan and provided forgiveness of the entire principal of the PPP loan plus accrued interest. The Company recognized a gain on extinguishment of the PPP loan of $109,435 during the three and nine months ended September 30, 2022.

On June 17, 2020, Range Environmental was granted an SBA Disaster Loan in the amount of $150,000 with an interest rate of 3.75% per annum. On September 14, 2022, the Company paid the entire balance due on this loan of $162,575, including $12,575 in accrued interest.

The Company had no notes payable outstanding as of September 30, 2022.

8. LINE OF CREDIT

In November 2021, the Company obtained an unsecured revolving line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2022, and bears interest at one percent (1%) above the prime rate. As of September 30, 2022, there was no balance due under the line of credit.

9. EQUITY LINE

In August 2021, the Company entered into a $5,000,000 equity line transaction with Triton Funds, LP (“Triton”) providing for the issuance and sale by the Company to Triton of a number of shares of the Company’s common stock having an aggregate value of up to $5,000,000 and warrants to purchase up to an equal number of shares of the Company’s common stock. In its sole discretion and subject to certain agreed upon funding conditions, the Company may submit, from time to time, notices obligating Triton to purchase shares with a value of up to $250,000 until the financing arrangement expires on December 31, 2022 or Triton has purchased the $5,000,000 of shares pursuant to the equity line transaction. As of September 30, 2022, $4,830,050 was available under this equity line.

10. GAIN ON EXTINGUISHMENT OF ADVANCE

In July 2018, the Company received a payment from a third party in the amount of $296,653. Since the Company has not been able to confirm the nature of this payment, it had previously recorded this payment as an advance that was included in current liabilities. At March 31, 2021, the Company, after consultation with outside legal counsel, determined that any claim to recover that payment was time barred by the statute of limitations and the Company recorded relief of this liability and a gain from debt extinguishment of $296,653 during the nine months ended September 30, 2021.

11. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral. Interest rates range from 3.69% to 8.99% for 2022. The debt matures from 2022 through 2028. The aggregate amount of the debt was $1,166,674 at September 30, 2022, $396,939 of which is due within one year of September 30, 2022, and $769,735 is due after September 30, 2023.

A summary of payments due under the long-term debt by year is as follows:

2022 (due between 10/1/22 and 9/30/23)	$396,939
2023 (due between 10/1/23 and 9/30/24)	418,407
2024 (due between 10/1/24 and 9/30/25)	300,969
2025 (due between 10/1/25 and 9/30/26)	37,380
2026 (due between 10/1/26 and 9/30/27)	12,647
2027 and later (due on or after 10/1/27)	332
Total long-term debt	$1,166,674

12. OPERATING LEASE

The Company has an operating lease agreement for one piece of equipment leased by Range Environmental with a remaining lease term of 31 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its lease as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Under FASB ASC 842, an operating lease right-of-use (“ROU”) asset and liability is recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2022
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited consolidated statements of operations)	$12,945

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2022	$12,945
Weighted average remaining lease term – operating leases (in years)	2.6
Average discount rate – operating leases	6.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2022
Operating leases
Long-term right-of-use asset	$109,248

Short-term operating lease liability	$-
Long-term operating lease liability	109,248
Total operating lease liabilities	$109,248

Maturities of the Company’s lease liabilities are as follows:

Year Ending December 31	Operating Lease
2022 (remaining 3 months)	$12,945
2023-2025	107,877
Total lease payments	120,822
Less: Imputed interest/present value discount	(11,574)
Present value of lease liabilities	$109,248

Lease expenses related to leases with a duration of one year or less were $8,746 and $8,013 during the three months ended September 30, 2022 and September 30, 2021, respectively. Lease expenses related to leases with a duration of one year or less were $25,417 and $23,733 during the nine months ended September 30, 2022 and September 30, 2021, respectively.

13. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 74% and 73% of total sales for the three and nine months ended September 30, 2022, respectively.

Accounts receivable from the same customer were 61% of total accounts receivable and unbilled receivables as of September 30, 2022.

14. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous director’s and officer’s insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of September 30, 2022, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

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

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the Three Months Ended September 30, 2022
	Therapeutic Operations	ESG Operations	Corporate	Total

Revenue	$-	$1,547,258	$-	$1,547,258
Cost of services	-	1,189,475	-	1,189,475
Gross profit	-	357,783	-	357,783
Net income (loss)	(106,744)	$213,865	$(226,737)	$(119,616)

Total assets	8,334	3,518,019	681,298	4,207,651
Capital expenditures for long-lived assets	$-	$135,495	$-	$135,495

	For the Nine Months Ended September 30, 2022
	Therapeutic Operations	ESG Operations	Corporate	Total

Revenue	$-	$2,186,617	$-	$2,186,617
Cost of services	-	1,763,882	-	1,763,882
Gross profit	-	422,735	-	422,735
Net income (loss)	(340,297)	$153,719	$(824,198)	$(1,010,776)

Total assets	8,334	3,518,019	681,298	4,207,651
Capital expenditures for long-lived assets	$-	$1,243,328	$-	$1,243,328

	For the Three Months Ended September 30, 2021
	Therapeutic Operations	ESG Operations	Corporate	Total

Net loss	$(67,838)	$-	$(436,520)	$(504,358)

Total assets	-	-	68,011	68,011
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the Nine Months Ended September 30, 2021
	Therapeutic Operations	ESG Operations	Corporate	Total

Net loss	$(236,287)	$-	$(1,240,937)	$(1,477,224)

Total assets	-	-	68,011	68,011
Capital expenditures for long-lived assets	$-	$-	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company” refers to Malachite Innovations, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. The Company urges you to carefully review and consider the various disclosures made by the Company in this Quarterly Report and in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”), including the Company’s Transition Report on Form 10-KT for the nine months ended December 31, 2021 filed on March 31, 2022, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; the Company’s ability to obtain additional financing as necessary; the Company’s ability to continue operating as a going concern; any adverse occurrence with respect to the Company’s business or; results of the Company’s research and development activities that are less positive than it expects; the Company’s ability to bring its intended products to market; market demand for the Company’s intended products; shifts in industry capacity; product development or other initiatives by the Company’s competitors; fluctuations in the availability and costs of raw materials required in the Company’s drug development process; other factors beyond the Company’s control; and the other risks described under the heading “Risk Factors” in the Company’s Transition Report on Form 10-KT filed with the SEC on March 31, 2022.

Although the Company believes that the expectations and assumptions reflected in the forward-looking statements it makes are reasonable, the Company cannot guarantee future results, levels of activity or performance. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those expressed by any forward-looking statements. As a result, readers should not place undue reliance on any of the forward-looking statements the Company makes in this report. Forward-looking statements speak only as of the date on which they are made. Except as required by law, the Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Company Overview

Unless otherwise provided in this Quarterly Report, references to the “Company” refer to Malachite Innovations, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby the Company changed its name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, the Company’s Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.” On October 1, 2021, the Company completed a merger with its wholly-owned subsidiary, Malachite Innovations, Inc., whereby the Company changed its name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.”

Malachite Innovations is a company focused on improving the health and wellness of people and the planet. The Company seeks to accomplish this objective through the operation of two wholly-owned subsidiaries: (i) Graphium Biosciences, Inc. which is focused on developing new innovations targeting the health and wellness of people, with a particular focus on advancing its broad portfolio of over 100 glycosylated cannabinoid prodrugs and (ii) Daedalus Ecosciences, Inc. which is focused on evaluating new innovations targeting the health and wellness of the planet through an Environmental, Social and Governance (“ESG”) business strategy, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

The Company’s corporate headquarters is located in Cleveland, Ohio. As of September 30, 2022, the Company employed twenty-three full-time employees, including twenty employees of the Range Entities, one cannabinoid research scientist working in the Company’s office and laboratory space in Rocklin, California, and two senior executives of the Company. The Company also has, in the past, engaged the services of scientific and regulatory consultants to assist in its research and development activities, which is an approach that provides the Company with flexible and experienced resources to advance its corporate objectives while maintaining a relatively lower overhead cost structure.

Graphium Biosciences, Inc.

Cannaboside Prodrugs

The Company’s cannabosides are cannabinoid-glycoside prodrugs, which were discovered through application of the Company’s proprietary enzymatic bioprocessing technologies that are converted within the body after administration from an inactive molecule into a pharmacologically active drug. Currently, the Company has produced more than 100 novel cannabosides, including glycosylated tetrahydrocannabinol (THC), cannabidiol (CBD), cannabidivarin (CBDV) and cannabinol (CBN), that are covered by worldwide patents and patent applications for composition of matter, method of production and method of use.

A prodrug is a compound that, after administration, is metabolized into a pharmacologically active drug. Prodrugs are often designed to improve drug properties and reduce known or expected toxicities and adverse side effects. By using the Company’s proprietary enzymatic bioprocessing technologies, its clinical research team has developed a novel family of prodrugs by combining cannabinoid and glucose molecules. The resulting compounds, known as cannabosides, have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. The advantages of cannabosides may include: (i) administration in a convenient oral formulation, (ii) targeted delivery with release in the colon or large intestine, (iii) improved stability with limited degradation or drug metabolism, and (iv) delayed release enabling longer-lasting effects and fewer administrations by patients.

The Company’s proprietary glycosylation process, which results in adding one or more glucose molecules to compounds, may enable its new cannabosides to act as prodrugs that achieve targeted delivery of the bioactive compounds of cannabinoids to the gastrointestinal tract. Glycosylated compounds are generally more stable and water soluble, so upon ingestion, the Company believes they will remain intact and transit through the esophagus, stomach and upper intestine with limited absorption or degradation from stomach acids. However, once the glycosylated compounds reach the large intestine, the Company expects them to encounter glycoside hydrolase enzymes secreted by the human intestinal microbiota that will cleave the polar glucose residues and release the active cannabinoid compound primarily in the large intestine or colon.

The Company has focused its research and development activities on the glycosylation of cannabinoids given their well-known positive effects on the human endocannabinoid system. The Company’s research and development activities originally focused on the glycosylation of CBD and then later expanded into the glycosylation of THC. The use of the cannabinoid THC has been shown to provide substantial anti-inflammatory benefits on the human body, among other benefits, but is limited as a pharmaceutical option given its psychoactive and intoxicating properties. However, by glycosylating THC, the Company has learned through initial animal studies that the binding of glucose and THC molecules restricts the release of THC into the body’s digestive system until the prodrug reaches the large intestine, at which point the glycoside hydrolase enzymes cleave the glucose from the prodrug and the THC is released in a targeted and restricted manner. Further, the Company has learned through its initial animal studies that this targeted release of THC, which could be provided in very low doses to achieve physiologically beneficial results, serves as an anti-inflammatory agent in the lower gastrointestinal tract and minimizes the amount of THC absorbed into the blood stream, therefore avoiding the psychoactive and intoxicating properties that hinder the broader pharmaceutical use of THC.

The Company is developing THC-glycoside prodrugs for the treatment of gastrointestinal diseases, including inflammatory bowel disease (IBD) and irritable bowel syndrome (IBS) because of the targeted release described previously. IBD is a frequently chronic inflammatory condition where parts of the digestive system become inflamed from an overactive immune response. The disease can lead to irreversible damage to the gastrointestinal tract and may require surgery to remove affected areas of the intestine. Two major forms of the disease are Crohn’s disease, which can affect any part of the digestive system, and ulcerative colitis, which often affects the colon or large intestine. The disease is often unpredictable with periods of painful and debilitating symptoms followed by periods of remission with limited symptoms. IBS has similar symptoms to IBD, including abdominal pain, but the underlying disease process is quite different. IBS is a functional gastrointestinal disorder that commonly affects the large intestine and is characterized by abdominal cramping, diarrhea, constipation, and pain. Currently, patients suffering from IBD are frequently prescribed anti-inflammatory drugs such as steroids, biologics and immunosuppressants, and patients suffering from IBS are prescribed antibiotics, antidepressants and gastrointestinal motility compounds, all of which often result in unwanted side effects.

The Company’s most promising THC-glycoside (VBX-100) is being developed as an oral prodrug for the treatment of IBD and IBS. VBX-100 was selected from the Company’s THC-glycoside portfolio for compatibility with commercial production techniques and the optimal prodrug delivery profile that maximizes intestinal anti-inflammatory properties while minimizing psychoactive or intoxicating effects. Initial pre-clinical studies on the efficacy of VBX-100 in animal models have shown favorable outcomes, including reduced inflammation of the gastrointestinal tract and no measurable systemic THC found in tissue examined using highly-sensitive testing equipment.

The Company has determined that the value of its cannaboside prodrug assets would likely be maximized through a public capital raise into the Company or a private capital raise into Graphium Biosciences to secure funding to advance VBX-100 through its remaining pre-clinical animal studies and its Phase I and Phase II clinical trials.

Orphan Drug Designation

In January 2018, the Company filed a request with the FDA’s Office of Orphan Products Development (OOPD) for an Orphan Drug Designation of its VBX-100 prodrug for the treatment of pediatric ulcerative colitis. In March 2018, the OOPD denied the Company’s request based, in part, on the FDA’s decision to no longer grant Orphan Drug Designation status to drugs for pediatric subpopulations of common diseases (i.e., diseases or conditions with an overall prevalence of over 200,000), unless the use of the drug in the pediatric subpopulation meets the regulatory criteria for an orphan subset, or the disease in the pediatric subpopulation is considered a different disease from the disease in the adult population.

In December 2019, the Company’s received a letter from the OOPD informing it that the FDA determined that the Company may be eligible for pediatric-subpopulation designation because the Company submitted its original request for an Orphan Drug Designation before the guidance Clarification of Orphan Designation of Drugs and Biologics for Pediatric Subpopulations of Common Diseases was finalized in July 2018.

Accordingly, in May 2020, the Company filed a response letter with the OOPD addressing the other deficiencies noted in the Company’s original submission in January 2018, which included, among other things (1) support for the prevalence of pediatric ulcerative colitis; (2) the Company’s scientific rationale for the specific animal models used in its pre-clinical animal studies; and (3) more comprehensive supporting documentation for the use of VBX-100 in pediatric patients with ulcerative colitis. In August 2020, the Company received a letter from the OOPD stating that it was unable to grant the Company’s request for an Orphan Drug Designation status because its VBX-100 prodrug was administered before and after colitis was induced in its in vivo mouse studies, which resulted in the need for more scientific data to support the efficacy of our VBX-100 prodrug in a treatment-only setting. As a result, the Company was advised to perform a second in vivo mouse study in which its VBX-100 prodrug would be administered only after colitis was induced in order to provide a clear indication that the active drug was released only after ulcerative colitis was present. In May 2021, the Company completed the treatment-only in vivo mouse study and filed a supplemental response letter with the OOPD providing the requested in vivo treatment-only mouse study results in support of its position that VBX-100 may be effective as a treatment for pediatric ulcerative colitis.

On August 9, 2021, the Company received a letter from the OOPD stating that it has been granted Orphan Drug Designation for its glycosylated cannabinoid VBX-100 for the treatment of pediatric ulcerative colitis. The Company is currently evaluating several regulatory pathways for the advancement of its VBX-100 prodrug through pre-clinical and clinical studies, including leveraging the benefits of the Orphan Drug Designation granted by the OOPD.

Daedalus Ecosciences

Overview

Daedalus Ecosciences is focused on creating shareholder value by addressing the health and wellness of the planet through an ESG-focused business strategy, with a particular focus on deploying technological innovations and eco-friendly solutions to remedy difficult environmental situations in economically challenged communities.

The Company’s ESG business strategy is based on the foundational principle that sustainability and value creation are interconnected. Rather than evaluating the merits of an opportunity based solely on the short-term direct profitability of a proposed business initiative, sustainable business practice takes a holistic approach and considers the environmental, social and financial impacts of that initiative on a wide range of stakeholders, including shareholders, the environment and local communities. The Company believes that a strong ESG proposition, properly capitalized, will help the Company expand into and create value in new environmentally-focused markets. The Company also believe that a robust ESG business model can enhance its investment returns by allocating capital to more promising and more sustainable opportunities.

A stronger external-value proposition may enable the Company to achieve greater strategic freedom. Given that certain of the ESG business initiatives under consideration may require governmental approvals or support, we believe that a focus on ESG core principles can ease regulatory pressures and help reduce the Company’s risk of adverse government action. The Company also believes that a strong ESG proposition can help it attract and retain quality employees, enhance employee motivation by instilling a sense of purpose, and increase productivity overall.

The Company will require additional capital to successfully pursue its ESG business strategy. While the Company believes there are an increasing number of sources of financing available for ESG initiatives, there can be no assurance that the Company will successfully raise the needed capital. The Company believes that a commitment to ESG business principles will allow the Company to generate strong financial returns for shareholders while also creating long-term environmental and social benefits.

Initially, the Company intends to focus its ESG business strategy on acquiring and developing businesses the Company believes have potential to conserve, protect and re-purpose the natural environment in those areas in the U.S. that have been negatively impacted by mining. The Company’s business development strategy will initially focus on the following areas:

●	Land reclamation
●	Water treatment and remediation
●	Carbon footprint reduction
●	Water usage and conservation
●	Renewable energy usage
●	Recycling and disposal practices
●	Green products, technologies, and infrastructure
●	Relationship with the U.S. Environmental Protection Agency (EPA) and other environmental regulatory bodies

The Company may also build, invest in or acquire companies that use blockchain, or distributed ledger technology, to account for and verify voluntary-market carbon credits generated by increased usage of renewable resources or the decreased usage of non-renewable resources to enable a more efficient and transparent global market for carbon credits. This may include companies (i) developing innovative products or solutions to reduce or mitigate carbon emissions; (ii) developing technologies that drive blockchain registry of credits or tokens; (iii) issuing tokens based on registry of carbon credits; and (iv) developing exchange facilities for carbon credits.

The Company believes that it is well-positioned from a managerial and operational perspective to pursue these business initiatives given the experience of management in connection with other successful ventures that are developing and executing various reclamation and remediation programs at coal mines in Appalachia and creating profitable next-generation eco-friendly initiatives and stable jobs in local communities previously reliant primarily on the highly cyclical coal mining industry.

Range Environmental Resources and Range Natural Resources

In May 2022, the Company, through its Daedalus Ecosciences subsidiary, acquired the Range Entities. The Range Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region. The Range Entities’ land reclamation services seek to return land to pre-mining conditions or repurpose the land for natural, commercial, agricultural or recreational use. The Range Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sell water treatment chemicals manufactured by third parties to its customers.

Additional ESG Opportunities

The Company is actively pursuing a number of other ESG-focused investment opportunities to advance its mission with a particular focus on some of the most challenging environmental situations in disadvantaged communities.

Results of Operations

Three Months Ended September 30, 2022 and September 30, 2021

The Company’s net loss during the three months ended September 30, 2022 was $119,616 compared to a net loss of $504,358 for the three months ended September 30, 2021. The Company’s revenue during the three months ended September 30, 2022 was $1,547,258 and its gross profit was $357,783. The Company had no revenue during the three months ended September 30, 2021.

During the three months ended September 30, 2022, the Company incurred general and administrative expenses in the aggregate amount of $449,041, compared to $436,523 incurred during the three months ended September 30, 2021 (an increase of $12,518). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The majority of the increase in general and administrative costs relates to health insurance costs in the ESG Operations segment of $44,955 that were not incurred in the 2021 period. These costs were offset by a decrease in professional fees in the 2022 period. The Company incurred professional fees of $3,550 during the three months ended September 30, 2022, as compared to $52,500 during the three months ended September 30, 2021 (a decrease of $48,950).

In addition, during the three months ended September 30, 2022, the Company incurred research and development costs of $106,744, compared to $67,838 during the three months ended September 30, 2021 (an increase of $38,906). This increase resulted from an increase in wages allocated to the Therapeutic Operations segment, which increased to $83,479 in the period ended September 30, 2022, as compared to $48,443 in the period ended September 30, 2021 (an increase of $35,036).

During the three months ended September 30, 2022, the Company recorded total net other income in the amount of $78,386, compared to total net other income recorded during the three months ended September 30, 2021, in the amount of $3. This difference was attributable to a gain of $109,435 related to the forgiveness of the Company’s ESG Operations segment’s PPP loan offset by interest expense of $31,049 incurred during the three months ended September 30, 2022. No amounts were recorded related to these items during the three months ended September 30, 2021.

During the three months ended September 30, 2022, the Company had a net loss of $119,616 compared to a net loss of $504,358 during the three months ended September 30, 2021. The decrease in net loss attributable to common stockholders of $384,742 is primarily due to the gross profit of $357,783 earned during the three months ended September 30, 2022, compared to gross profit of $0 earned during the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and September 30, 2021

The Company’s net loss during the nine months ended September 30, 2022 was $1,010,776 compared to a net loss of $1,477,224 for the nine months ended September 30, 2021. The Company’s revenue during the nine months ended September 30, 2022 was $2,186,617 and its gross profit was $422,735. The Company had no revenue or gross profit during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company incurred general and administrative expenses in the aggregate amount of $1,147,308, compared to $1,538,158 incurred during the nine months ended September 30, 2021 (a decrease of $390,850). The majority of the decrease in general and administrative costs relates to stock-based compensation which decreased to $0 during the nine months ended September 30, 2022, as compared to $130,516 during the nine months ended September 30, 2021, professional fees which decreased to $16,090 during the nine months ended September 30, 2022, as compared to $197,500 during the nine months ended September 30, 2021 (a decrease of $181,410), and legal fees, which decreased to $93,770 during the nine months ended September 30, 2022, as compared to $303,474 during the nine months ended September 30, 2021 (a decrease of $209,704).

In addition, during the nine months ended September 30, 2022, the Company incurred research and development costs of $340,297, compared to $236,287 during the nine months ended September 30, 2021 (an increase of $104,010). This increase resulted from an increase in wages related to research and development, which increased to $251,316 in the period ended September 30, 2022, as compared to $145,803 in the period ended September 30, 2021 (an increase of $105,513), and legal fees, which increased to $51,871 during the nine months ended September 30, 2022, from $0 during the nine months ended September 30, 2021. These costs were offset by a decrease in stock-based compensation which decreased to $0 during the nine months ended September 30, 2022, as compared to $28,333 during the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the Company recorded total net other income in the amount of $54,094, compared to total net other income of $297,221 recorded during the nine months ended September 30, 2021. This difference was primarily attributable to the gain on extinguishment of liabilities of $296,653 recorded during the nine months ended September 30, 2021, compared to a gain of $109,435 related to the forgiveness of the Company’s ESG Operations segment’s PPP loan, offset by interest expense of $55,341 incurred during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company had a net loss of $1,010,776 compared to a net loss of $1,477,224 during the nine months ended September 30, 2021. The decrease in net loss attributable to common stockholders of $466,448 is primarily due to the gross profit of $422,735 earned during the nine months ended September 30, 2022, compared to gross profit of $0 earned during the nine months ended September 30, 2021.

Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $50,151,454 as of September 30, 2022.

As of September 30, 2022, the Company had total current assets of $1,654,684, comprised primarily of cash in the amount of $1,156,799, and accounts receivable and other receivables of $497,001. The Company’s total current liabilities as of September 30, 2022 were $721,085, consisting of the current portion of long-term debt in the amount of $396,939, and accounts payable of $324,146, which includes a $33,440 lease payment attributable to the Company’s now-dissolved wholly-owned subsidiary, The Control Center, Inc., for which it is not responsible. As a result, on September 30, 2022, the Company had working capital of $933,599.

As of September 30, 2022, the Company had long-term assets of $2,552,967, which were comprised of net equipment assets of $1,683,406, goodwill of $751,421, operating lease asset of $109,248, and deposits of $8,892. As of September 30, 2022, the Company had long-term liabilities of $878,983, which were comprised of long-term debt, net of current portion of $769,735, and operating lease liability of $109,248.

Sources of Capital

Based on the Company’s current corporate strategy, its total expenditures for the 12 months following September 30, 2022 are expected to be approximately $1,800,000, which is comprised of general operating and research and development expenses. Based on the Company’s cash balance of $1,156,799, $1,000,000 available under its revolving credit line as of September 30, 2022, $4,830,050 available under its equity financing line, revenues being generated by the Range Entities, and its estimated total expenditures of approximately $1,800,000 for the 12-month period ending September 30, 2023, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate funds from its ESG Operations, but may also seek additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan.

The Company’s estimated total expenditures for the 12-month period ending September 30, 2023 could increase if the Company encounters unanticipated expenses in connection with operating its business as presently planned. In addition, the Company’s estimates of the amount of cash necessary to fund its business may prove to be too low, and the Company could spend its available financial resources much faster than it currently expects. If the Company cannot raise the capital necessary to continue to develop its business, the Company will be forced to delay, scale back or eliminate some or all of its proposed operations. If any of these were to occur, there is a substantial risk that the Company’s business would fail.

Since inception, the Company has primarily funded its operations through equity and debt financings. The Company has revenue earned from its investment in the Range Entities that it expects will fund its ongoing operations and provide excess cash to fund all or a portion of additional ESG investments made by Daedalus in the future. The Company may also supplement its funding through equity and debt financings in the future. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If the Company issues equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of its business strategy, the Company’s existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company incurs additional debt, it may increase the Company’s leverage relative to its earnings or to its equity capitalization, requiring the Company to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. If the Company pursues capital through alternative sources, such as collaborations or other similar arrangements, the Company may be forced to relinquish rights to its proprietary glycosylated cannabinoid technology or other intellectual property and could result in its receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which the Company seeks to raise capital, it may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

The Company has not historically generated positive cash flows from operating activities. For the nine months ended September 30, 2022, net cash used in operating activities was $568,536 compared to net cash used in operating activities of $1,503,046 for the nine months ended September 30, 2021. This decrease was primarily attributable to a lower net loss of $1,010,776 for the nine months ended September 30, 2022, compared to a net loss of $1,477,224 for the nine months ended September 30, 2021, as well as a gain on extinguishment of liabilities of $296,653 recognized during the nine months ended September 30, 2021, and a decrease in accounts receivable of $554,181 during the nine months ended September 30, 2022, partially offset by a decrease in the expenses recorded for stock-based compensation related to stock options of $158,849 during the nine months ended September 30, 2021. Net cash used in operating activities during the nine months ended September 30, 2022, consisted primarily of a net loss of $1,010,776 and an increase of unbilled receivables of $161,263, offset by a decrease in accounts receivable of $554,181. Net cash used in operating activities during the nine months ended September 30, 2021, consisted primarily of a net loss of $1,477,224, and a gain on extinguishment of liabilities of $296,653, partially offset by $158,849 related to stock-based compensation.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $1,977,502. Net cash used in investing activities during the nine months ended September 30, 2022, consisted primarily of equipment purchases totaling $1,243,329 and cash paid for the acquisition of Range Environmental of $750,000. No net cash was used in or provided by investing activities during the nine months ended September 30, 2021.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $3,664,494, compared to net cash provided from financing activities of $119,000 during the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of $3,250,000 received from the issuance of common stock and warrants, proceeds of $923,309 from long-term debt, offset by the payoff of the SBA Disaster Loan of $158,815 and the payoff of the revolving line of credit of $350,000. The cash provided during the nine months ended September 30, 2021 was a result of the issuance of common stock and warrants under an equity line.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to stockholders.

Critical Accounting Policies

The Company’s financial statements and accompanying notes included in this report have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company regularly evaluates the accounting policies and estimates that it uses to prepare its financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from the estimates made by management.

The Company believes the following critical accounting policies require it to make significant judgments and estimates in the preparation of its consolidated financial statements included in this report:

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

Revenue

The Company’s revenue recognition policies will follow the guidance of FASB ASC 606 “Revenue from Contracts with Customers.” FASB ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying its performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including the Company’s principal officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2022, and have concluded that its disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently a party to and its properties are not currently the subject of any material pending legal proceedings the adverse outcome of which, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in the Company’s Transition Report on Form 10-KT filed with the SEC on March 31, 2022 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 12, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The issuance of the HTGT Shares was made in a private placement transaction, pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated under that section and pursuant to exemptions under state securities laws, as a sale to an “accredited investor” as defined in Rule 501(a) of the Securities Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

