Form 10-K
period 2022-12-31
MALACHITE INNOVATIONS, INC.
filed 2023-03-31
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,883,675, based on the closing price of $0.20 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 30, 2023, there were 78,116,814 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Unless the context otherwise requires, all references to “we,” “our,” “us,” “Malachite Innovations,” and the “Company” in this Annual Report refer to Malachite Innovations, Inc., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us”, and “our” refer to Malachite Innovations, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.” On October 1, 2021, we completed a merger with our wholly-owned subsidiary, Malachite Innovations, Inc., whereby we changed our name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.”

Malachite Innovations, Inc. (“Malachite”) is a public holding company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Malachite owns and operates a balanced portfolio of operating businesses focused on developing long-term solutions to environmental, social and health challenges, with a particular focus on economically disadvantaged communities. Malachite takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Malachite seeks to thoughtfully allocate its capital into ventures that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Rocklin, California and Fola, West Virginia. As of March 30, 2023, we employed 40 full-time employees and engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives while maintaining a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

Operating Business Segments

Our five operating business segments are: (i) Environmental Services, (ii) Biochar Products and Solutions, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. Only the Environmental Services segment and the Cannabinoid Drug Development operating segments had significant operations in 2022.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Environmental Services

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers, typically in connection with land reclamation and water restoration projects, and, as an additional value-add service, sell water treatment chemicals manufactured by third parties to their customers. Range Natural also mines natural resources, including coal, for customers incidental to the reclamation and repurposing of mine sites.

According to the U.S. Energy Information Administration (“EIA”), the United States had 551 coal mines in 2020, comprised of 370 active mines, 141 idled or closed mines, and 40 new or activated mines. Approximately 82% of those coal mines were located in Appalachia (which comprises the Appalachian Mountains and is commonly known as the cultural region in the Eastern United States stretching from the southern part of New York to the northern parts of Alabama and Georgia). According to the EIA, there were approximately three times as many coal mines in the United States in 2008 (compared to 2020) with approximately 89% located in Appalachia. The precipitous decline in the number of operating coal mines since 2008 is due to various supply, demand and regulatory factors, including a reduction in demand for coal as a source of electricity due to the increased use of natural gas and renewable energy, an increase in coal production costs due to inflation and the dearth of cost-effective locations remaining for mining, and a more stringent and costly regulatory environment, all of which have resulted in an increasingly difficult market for coal producers.

In 2000, coal was responsible for 1,966 billion kWh of electricity generation, which represented 52% of the total electricity generation in the United States. However, in 2022, coal was responsible for only 828 billion kWh of electricity generation, which represented 20% of the total electricity generation in the United States. According to the EIA, 23% of the 200,568 megawatts of coal-fired capacity currently operating in the United States is scheduled to retire by the end of 2029 due to the high cost of operations, continued competition from natural gas and renewable energy resources, and sustainable initiatives of energy producers.

However, the reclamation of closed and inactive mine sites has not kept pace with the increase in closed and idled mine sites, thus creating a substantial backlog of reclamation work that needs to be completed on former mine sites. According to the U.S. Office of Surfacing Mining Reclamation and Enforcement (“OSMRE”), there are approximately 50,000 high-priority abandoned mine land locations in the United States resulting from legacy coal mining operations that failed to adequately reclaim the land and waterways back to their natural state. Additionally, there are tens of thousands of active mine sites in the United States that require contemporaneous reclamation of land and waterways during the active mining process, and an estimated equally large number of idled mine locations that also require significant land reclamation and water restoration services.

Under the Surface Mining Control and Reclamation Act of 1977 (“SMRCA”), OSMRE was established for two basic purposes: (i) to ensure coal mines in the United States operate in a manner that protects citizens and the environment during mining operations and to restore the land to beneficial use following mining, and (ii) to implement an Abandoned Mine Land (“AML”) reclamation program to address the hazards and environmental degradation resulting from two centuries of coal mining activities that occurred before SMRCA was passed in 1977. The AML reclamation program is funded through fees levied against coal producers based on tons of coal produced. As of September 2020, the AML reclamation fund had collected a total of $11.7 billion in coal mining fees over the life of the program, with $9.5 billion (81%) appropriated and distributed in accordance with SMCRA, and $2.2 billion (19%) unappropriated and available for future disbursement. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which, among other things, authorized $11.3 billion in new funding to be appropriated for deposit into the AML reclamation fund. Importantly, the AML reclamation fund is only available to help fund the reclamation of mines abandoned before SMCRA was enacted in 1977; therefore, all mines abandoned after the year 1977 cannot access funding from the AML reclamation fund and must obtain funding from other sources.

Additionally, each state in Appalachia has a Department of Environmental Protection (“DEP”) or an equivalent agency that oversees coal mining permitting, operations, and reclamation. Under DEP rules and regulations, coal mining companies are required to develop a mining and reclamation plan that is approved by the applicable state agency, obtain a mining permit from the state, and secure a reclamation surety bond from a qualified third-party insurance company or provide a comparable financial guarantee. The reclamation surety bond provides the state with financial assurances that land reclamation and waterway restoration will be performed in accordance with the original reclamation plan once mining is complete if the coal mining company, as primary obligor, fails to perform. Therefore, there are at least three groups who may need land reclamation, water restoration and environmental auditing services: (i) mining companies when permits are active and reclamation bonds are not in default, (ii) surety bond insurers when reclamation bonds are in default, and (iii) states through their AML reclamation funds for mine lands abandoned before 1977 and for mine lands with defaulted coal mining companies and surety bond insurers after 1977.

At the time of acquisition in May 2022, the Range Reclamation Entities had one reclamation customer, 15 pieces of owned and financed equipment, eight pieces of rented equipment, and 12 employees, all located and operating in West Virginia. As of March 30, 2023, less than one year later, the businesses had three reclamation customers, more than 40 pieces of owned and financed equipment, and 27 employees in West Virginia. For the full year 2021, the Range Reclamation Entities had revenues of approximately $2.5 million. Since their acquisition in March 2022, the Range Reclamation Entities have generated revenues of approximately $4.8 million representing pro-forma annualized revenues of approximately $6.0 million. The Range Reclamation Entities have also made a significant investment in recruiting, retaining and rewarding employees, including providing new benefits such as health insurance, paid time off, vacation days, 401K retirement plan, and job advancement training. The Range Reclamation Entities’ employees are their most valuable asset, and therefore we are committed to building a best-in-class culture and financially rewarding our talented, hard-working employees so that we can maximize the good we can do for our people and their families.

The Range Reclamation Entities are planning for continued growth in their land reclamation, water restoration and consulting businesses by expanding their market share with existing coal mining customers and reclamation bond insurers, adding new coal mining and non-coal mining customers, and collaborating with the Company’s other operating businesses to generate incremental sales opportunities. We will seek to add additional people, equipment and technologies to support these ambitious growth goals to ensure we successfully execute our value creation plans for the Company and our shareholders.

Biochar Products and Solutions

Terra Preta, Inc., an Ohio corporation (“Terra Preta”), is a biochar product development and environmental solutions business started by the Company in December 2022. Terra Preta is developing a novel and innovative combination of biochar, proprietary materials and structural designs intended to create several first-of-its-kind agricultural and water filtration products and solutions.

Biochar is a solid, lightweight carbon-rich material produced by the thermal decomposition of organic material (such as cellulosic feedstock, including wood and plants) using a chemical-conversion process known as pyrolysis. Carbonization pyrolysis is a chemical degradation process that heats organic materials to produce carbon-rich biochar, liquid bio-oils, and syngas products. Since organic material is thermally decomposed without oxygen during the pyrolysis process, combustion does not occur, so the process allows for the permanent capture of carbon in the biochar end-product and eliminates the release of climate-damaging carbon dioxide into the atmosphere. The specific yield of biochar during the carbonization pyrolysis process depends on several variables such as temperature, heating time and heating rate. Lower temperatures, longer heating times and lower heating rates typically yield more biochar and less bio-oil and syngas.

Terra Preta has been launched to build a full-cycle, carbon-negative business that reduces greenhouse gases from the atmosphere, passively filters contaminated water without the use of harsh chemicals, and provides a fortified, nutrient-rich soil amendment to improve the growth of agricultural products.

Greenhouse gases, comprised of carbon dioxide, methane, nitrous oxide and fluorinated gases, are gases that trap heat in the atmosphere, and are generally believed to result in warmer temperatures and climate change, including changing weather patterns, rising sea levels, and more extreme weather events. Carbon dioxide enters the atmosphere through, among other things, the burning of fossil fuels, solid waste and other biomass materials, and is removed from the atmosphere when absorbed by plants during the photosynthesis process. Terra Preta is in discussions with a large affiliated landowner to enter into a long-term lease or purchase of at least 100 acres of former mine land in West Virginia for the planting, growth and harvesting of crops to serve as the primary feedstock for our biochar production operations. The newly planted crops would then act as a “carbon sink”, drawing substantial amounts of carbon dioxide from the atmosphere into the plants through the photosynthesis process. When the plants are harvested, biochar is produced through the carbonization pyrolysis process and the captured carbon dioxide is permanently preserved as carbon in the biochar product for use in water treatment and agricultural end uses.

Pursuant to rules adopted under the Clean Water Act of 1972 (“Clean Water Act”), the U.S. Environmental Protection Agency (“EPA”) has implemented various pollution control programs such as wastewater standards for industry and recommendations for pollutants in surface waters. The Clean Water Act prohibits any party from discharging pollutants into a water of the United States unless they have a permit issued under the National Pollutant Discharge Elimination System (“NPDES”), which contains limits on what a party can discharge and establishes monitoring and reporting requirements. On mining sites, coal operators are required to sample and test their water discharges on a regular basis to ensure compliance with the Clean Water Act and applicable NPDES permits. Currently, most mining operators treat non-compliant water with temporary holding ponds and expensive chemicals such as pH adjusters, coagulants and flocculants that require constant reapplication to ensure compliance. Terra Preta will focus on developing a proprietary, biochar-based passive treatment system that treats non-compliant mine site discharges to ensure compliance with the Clean Water Act and NPDES permits without the need for holding ponds or expensive chemicals.

Sustainable agriculture plays a critical role in the stability, growth, and diversification of our future food supply chain and the growth of plants intended to serve as a carbon sink to reduce greenhouse gases. High-quality soil, a key condition for sustainable agriculture, requires organic matter, microorganisms, nutrients, and optimal compaction. Subsoils with a sufficient number of air-filled pores have little restriction to drainage and aeration, and typically are able to decompose and cycle organic matter and nutrients more efficiently. Alternatively, soil with poor aeration leads to the build-up of carbon dioxide, reduces the ability of plants to absorb water and nutrients, and leads to increased plant stress and root disease. To help address the ill effects of soil compaction, Terra Preta is developing a proprietary, fortified biochar soil amendment that provides unique soil structuring characteristics that will allow plants to grow strong roots that optimize the absorption of water and nutrients, thereby reducing root stress and disease.

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications. In March 2023, Terra Preta filed provisional patents related to novel and innovative agricultural and water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens that each produce one ton of biochar per day to advance our research and development activities. We anticipate that several biochar-based water filtration and soil amendment products will be available for production and sale by the end of 2023.

Stream Mitigation Banking

In December 2022, the Company formed Pristine Stream Ventures, Inc., an Ohio corporation (“Pristine Stream”) to engage in the business of establishing “mitigation banks” throughout the Appalachian region in order to restore and preserve environmentally degraded streams and waterways and support new economic development, with a particular focus on coal mine sites in economically disadvantaged areas that are being repositioned for next generation industries and job creation.

A mitigation bank is a stream, wetland or other aquatic resource that has been restored or preserved for the purpose of providing compensation for environmental impacts to other aquatic resources. A mitigation bank is created to ensure that ecological loss resulting from new development is offset by the restoration and preservation of other nearby natural habitats so there is no net loss to the environment. Regulatory agencies determine the number of mitigation credits that a mitigation bank may earn and sell upon the completion of each specific restoration project, and likewise, the number of mitigation credits that a developer is required to purchase to offset the environmental impact of the new development project.

Under Section 404 of the Clean Water Act, a permit from the U.S. Army Corps of Engineers (“Army Corps”) is required to begin a new development that impacts a wetland, stream or other aquatic resource. The Army Corps, following the guidance set forth by the EPA, will grant a permit if the applicant: (i) takes all practicable steps to avoid an adverse impact to a wetland, stream, or other aquatic resource, (ii) minimizes unavoidable damage to a wetland, stream, or other aquatic resource, and (iii) compensates for permanent destruction of a wetland, stream, or other aquatic resource by creating a new comparable aquatic resource, or by restoring a degraded one.

When a wetland, stream or aquatic resource is permanently destroyed as part of a project, the developer must either restore or preserve a new wetland, stream or aquatic resource, or purchase available credits from a qualified and approved mitigation bank that has already restored or preserved a wetland, stream or aquatic resource in a qualifying hydrological unit code (“HUC”) zone. The United States Geological Survey created HUC zones based on a hierarchical land area classification system incorporating surface hydrological features in a standard, uniform graphical framework. HUC zone requirements are used to ensure a restored waterway is proximally located to an impacted waterway so that the no net-loss principle incorporates a geographic factor.

Compensatory mitigation can be accomplished through three options approved by the Army Corps: (i) the developer purchases appropriate credits from an approved mitigation bank, (ii) the developer pays into an approved in-lieu fee fund, or (iii) the developer performs the requisite amount of aquatic restoration. The Army Corps determines, on a case-by-case basis, the appropriate compensation option and amount of compensation mitigation required by a developer to off-set unavoidable adverse effects to the aquatic environment. In determining the amount of compensation mitigation, the Army Corps will consider the functional loss at the development site, the expected functional gain at the mitigation site, the net loss of aquatic resource surface area, risk and uncertainty of the mitigation project, and loss of natural habitat.

Pristine Stream is planning to establish mitigation banks throughout the Appalachian region to earn mitigation credits which Pristine Stream would later sell to developers to allow them to offset the impact of development activities in similar geographical areas. Pristine Stream plans to identify and select qualifying aquatic sites, work closely with applicable federal and state regulatory agencies, and use the Range Reclamation Entities to repair and restore damaged waterways to earn mitigation credits that can be sold by Pristine Stream. Pristine Stream is currently analyzing the supply and demand dynamics of many HUC zones throughout the Appalachian region to determine the optimal areas of focus for its new mitigation banks, and anticipates initiating its first mitigation banking project in Appalachia by the end of 2023.

Environmental Security Services

Range Security Resources, Inc., an Ohio corporation (“Range Security”), is an environmental security services business started by the Company in November 2022. Range Security is focused on providing eco-friendly, technology-driven security services to active and former mine sites, with a particular focus on locations transitioning from coal mining to next generation industries. Range Security is intended to serve as a complementary business to the Range Reclamation Entities.

Mine sites in the Appalachian region frequently comprise thousands of acres of natural habitat with valuable infrastructure and operating assets disbursed across large tracts of land. However, many of these mine sites lack adequate broadband access or cellular service, and therefore traditional technology-based security solutions are not available. Also, due to the large land areas and often challenging access roads and mountainous terrain, consistent visual confirmation of the safety and security of high value assets is problematic, and unnecessary amounts of carbon dioxide are emitted from heavy-duty trucks used to perform frequent visual security checks. Furthermore, due to the remoteness and lack of technological options, most security services in the market fail to provide an independent verification of the security status of a mine site and confirmation of visual security checks, resulting in a customer’s uncertainty regarding the actual security services being provided.

Valuable assets commonly found on mine sites requiring high-levels of security services include office buildings, coal operation facilities such as preparation plants and loadout facilities, power stations and electrical lines, vehicles and heavy equipment, supplies and chemicals, and spare parts and components. These high-value assets are frequently the target of theft since all or parts of these assets can be easily removed from the mine site and sold for cash. Unfortunately, the actual damage to the operation resulting from this type of destructive theft is frequently many times the market value of the stolen item, primarily due to the losses resulting from the down-time of operations, the cost of repairs and replacement components, and the long-term damage to critical infrastructure that can be repurposed and used to attract next generation industries once the mining is complete.

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. Range Security has hired seven new security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business onto several additional mine sites prior to the end of 2023, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

Cannabinoid Drug Development

Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), is a cannabinoid-based drug development company tracing its history of technological innovation and drug advancement back to October 2011 through two predecessor entities, Stevia First Corp. and Vitality Biopharma, Inc. In October 2021, the Company formed Graphium as a wholly-owned subsidiary and transferred all of its drug development assets to this newly-formed entity.

Graphium is advancing a broad portfolio of glycosylated cannabinoid prodrugs that have been developed to unlock the rebalancing effects of the endocannabinoid system to address numerous chronic conditions with inadequate pharmaceutical options. Graphium’s leading drug candidate, VBX-100, is a glycosylated tetrahydrocannabinol (“THC”) cannabinoid that targets inflammatory conditions of the gastrointestinal tract but without unwanted psychoactive or intoxicating side effects.

Cannabinoids, including THC and cannabidiol (“CBD”), have well-known therapeutic benefits through their interaction with the human endocannabinoid system, which serves a regulating and rebalancing function in the body. For decades, patients have used cannabinoids to activate the endocannabinoid system to provide relief for numerous chronic and debilitating ailments, including inflammation, pain, anxiety, depression, and cancer. However, THC, a commonly-used cannabinoid with significant therapeutic benefit, is psychoactive and intoxicating, and therefore its use has many practical, and in some cases legal, limitations. Nevertheless, many patients with chronic health conditions, including gastrointestinal inflammation, continue to use cannabinoids because current pharmaceutical offerings do not provide adequate therapeutic relief or result in unwanted side effects.

Our novel scientific discovery was the development of a proprietary enzymatic bioprocessing technology that adds one or more glucose molecules to a cannabinoid, resulting in our proprietary glycosylated cannabinoid compounds. Our glycosylated cannabinoids act as prodrugs that achieve targeted delivery of the bioactive cannabinoids within the body once they are activated. Prodrugs are compounds that, after administration, are metabolized into a pharmacologically active drug and are often designed to improve drug properties and reduce known or expected toxicities and adverse side effects. The advantages of our glycosylated cannabinoid prodrugs may include: (i) administration in a convenient oral formulation, (ii) targeted delivery with release in the colon or large intestine, (iii) improved stability with limited degradation or drug metabolism, and (iv) delayed release enabling longer-lasting effects and fewer administrations by patients.

We have learned through our animal studies that glucose bound to cannabinoid molecules are inactive and poorly absorbed from the intestines, allowing the combined molecule to reach the large intestine where glycoside hydrolase enzymes cleave the glucose and the cannabinoid is released in a targeted and restricted manner. Further, we have learned through our animal studies that a targeted release of THC, which could be provided in very low doses to achieve physiologically beneficial results, serves as an anti-inflammatory agent in the lower gastrointestinal tract and minimizes the amount of THC absorbed into the blood stream. Therefore, we anticipate our glycosylated cannabinoid prodrug will provide the anti-inflammatory benefits of low-dose THC while avoiding the psychoactive and intoxicating properties that hinder the broader pharmaceutical use of THC. Initially, we are targeting the $20 billion inflammatory bowel disease (“IBD”) market in the United States, which is composed of patients suffering from ulcerative colitis and Crohn’s disease, both chronic and debilitating conditions with no cure. We also believe our glycosylated cannabinoids could also be used to treat other indications, including, among others, irritable bowel syndrome (“IBS”), anxiety, depression, autism and cancer.

By using our proprietary enzymatic bioprocessing technologies, our research team has developed a novel family of over 100 glycosylated cannabinoid prodrugs. These glycosylated cannabinoids have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. Currently, our intellectual property is comprised of the following patents: (i) Cannabinoid Glycoside Prodrugs and Methods of Synthesis: Patent filed in 2016 and granted in 2021 for the invention of novel glycosylated cannabinoids and methods of targeted delivery for the treatment of gastrointestinal disorders, including IBD and IBS, (ii) Antimicrobial Compositions Comprising Cannabinoids and Methods of Using the Same: Patent filed in 2018 and granted in 2021 for the use of cannabinoids as antibiotics for the treatment of Clostridioides difficile, (iii) Novel Cannabinoid Glycosides and Uses Thereof: Patent filed in 2020 and in prosecution for additional novel cannabinoid glycosides and includes research data supporting the improved characteristics and commercial production strategies for these new molecules, and (iv) Continuous Enzymatic Perfusion Reactor System: Patent filed in 2021 and in prosecution for our improved reactor system for the efficient enzymatic glycosylation of hydrophobic small molecules, including cannabinoids. We believe our intellectual property portfolio of glycosylated cannabinoids possess significant value and, as a result, we have allocated substantial resources to ensure that our U.S. and international patents are properly filed and successfully prosecuted. As our research efforts involving glycosylated cannabinoids continue to progress, we plan to file additional patents to further expand our growing family of intellectual property assets and create long-term value for our shareholders.

Our research team has performed 23 animal studies to test the safety, efficacy and dosing levels of our glycosylated cannabinoids, which have provided us with favorable scientific data and the opportunity to further refine our drug development plan. We have performed two industry standard colitis disease mouse models: (i) TNBS model in 2017 and 2018 that generated favorable colitis prevention data, and (ii) DSS model in 2021 that generated favorable colitis treatment data. In 2021, we received a letter from the Food and Drug Administration’s (“FDA”) Office of Orphan Products Development stating that we have been granted Orphan Drug Designation for our glycosylated cannabinoid VBX-100 for the treatment of pediatric ulcerative colitis. An Orphan Drug Designation provides several benefits, including fee waivers, tax credits, fast tracking of regulatory processes, and seven years of market exclusivity.

Due to our development of pharmaceutical products, we are subject to extensive regulation by the FDA and other federal, state, and local agencies. Also, since we are researching and developing cannabinoid-based products, we are subject to regulation by the U.S. Drug Enforcement Administration (“DEA”). Our research and development activities focus on cannabinoids, particularly THC and CBD derived from the cannabis plant, which the DEA has classified as Schedule I substances. Schedule I substances are defined as drugs with no currently accepted medical use and a high potential for abuse. In May 2019, the DEA informed us that it had determined that they consider our VBX-100 prodrug a Schedule I substance. As a result, any developing, testing, manufacturing, or clinical studies involving our VBX-100 prodrug, and by inference potentially all of our THC-glycoside molecules, are required to be properly licensed by the DEA and adhere to strict diversion control standards.

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2025, subject to receipt of sufficient funding, which is currently estimated to be approximately $10.5 million. If we are successful in advancing VBX-100 through Phase II clinical studies, then we would seek to maximize shareholder value by either selling our drug development assets to a strategic purchaser or raising additional capital to advance VBX-100 through Phase III clinical trials.

Impact Investing Strategy

Our impact investing strategy aims to improve the health and wellness of people and the planet, while also generating long-term sustainable financial returns for our shareholders. We believe that doing well and doing good are not mutually exclusive, and that an impact investing strategy can balance the environmental, social and economic needs of people and the planet while also generating attractive risk-adjusted financial returns for shareholders.

Our impact investing strategy provides an opportunity for our dedicated team to address pressing environmental, social and economic challenges, such as climate change, air and water pollution, educational inequality and economic disparity, through the development of technology-based solutions. By actively directing investment capital towards businesses that are working to create positive environmental, social and economic outcomes, our impact investing strategy can meaningfully contribute to an improved people-planet ecosystem and a healthier and happier way of life.

We have a particular interest in providing environmental and social solutions in economically-disadvantaged regions of the United States. Initially, the Company is targeting the Appalachian region, which is home to communities with some of the most disadvantaged income, education and employment demographics in the United States. Our ambitious strategy is to allocate investment capital and build operating businesses that provide positive environmental and social impact in the disadvantaged coal communities of Appalachia to maximize the good we can do for people and the planet.

Impact Investing Process

Our Company maintains a rigorous investment process comprised of sourcing, underwriting, acquiring or originating, growing, and exiting impact investing opportunities. Our executive management team is responsible for the construction, execution, and continued refinement of our impact investing process, which relies upon the decades of experience of our executive management team and a periodic review, evaluation and adoption of best practices employed in the direct investment and private equity industry.

Our impact investing process starts with identifying and evaluating potential investment opportunities. We use a variety of sources to identify potential impact investments, including our extensive network of industry contacts, third party intermediaries and proprietary research performed by our executive management team. Each potential impact investment is evaluated based on its fit with our corporate strategy, the individual risks and opportunities of each potential investment, and any synergies with our other impact investments (“Portfolio Companies”). This detailed due diligence review is aimed at identifying and addressing material investment risks and opportunities to create long-term sustainable value for our shareholders. Furthermore, our evaluation of each potential impact investment incorporates, to the extent appropriate, consideration of environmental, social and governance (“ESG”) and diversity, equity and inclusion (“DEI”) factors in the investment decision-making process.

Our impact investments are commonly structured as stock or asset acquisitions with transaction consideration in the form of cash and the Company’s common stock so the former owners of impact investment acquisitions are properly aligned with our public shareholders in the creation of future value. Additionally, the Company has developed innovative business projects that fit within our corporate strategy and have been allocated capital and resources to grow and increase shareholder value. Each such organic innovation has been developed within a newly-created, wholly-owned Portfolio Company (e.g., Terra Preta, Pristine Stream and Range Security) so the executive management team can properly monitor the performance of each organic innovation and optimize the allocation of capital and management resources to maximize the positive overall impact to the Company and its shareholders.

After a potential impact investment is acquired, or an organic innovation is launched, our executive management team is responsible for closely monitoring on a regular basis the performance of each investment. Each Portfolio Company has an experienced management team that is responsible for executing a value creation plan with active support, collaboration and input from the Company’s executive management team. Our complementary hybrid approach to investment management enables the management teams of each Portfolio Company to manage the daily operations of the business in a decentralized manner, while the executive management team of the Company serves as an active collaborator to the management team of each Portfolio Company to ensure the value creation plan is being successfully executed and cross-pollination of ideas, capabilities and synergies are achieved across each Portfolio Company. We believe a balanced approach to individual management and corporate governance provides Portfolio Company management teams with the freedom and autonomy to preserve their ownership mindset while also providing the Company’s executive team with the optimal level of involvement in order to maximize the overall benefits to the Company’s shareholders.

As the value creation plan is executed for each Portfolio Company, the Company’s executive team, in consultation with the management team of each Portfolio Company, will regularly evaluate the strategic options for the business, which could include additional investment to fund strategic growth and expansion, maximizing current cash flow without further investments, or a potential exit to a strategic or financial buyer. This process of evaluating strategic options is dynamic and involves many considerations, including an evaluation of the current and future market conditions, the Portfolio Company’s current and future financial performance, changes in the Portfolio Company’s competitive advantages, macro and micro market conditions, and exit valuations. Since the Company is structured as a perpetual investment vehicle without predetermined hold periods, our executive management team possesses the flexibility to regularly evaluate the risk-return profile of each Portfolio Company and make strategic decisions that maximize the investment returns and value creation for the Company’s shareholders.

Structure and Operation

The Company is organized as a public holding company. Currently, all Portfolio Companies are wholly-owned subsidiaries of the Company and are consolidated in our financial reporting.

The Company’s executive management team works closely with the management team of each Portfolio Company on strategy, operations and financial matters. The Company allocates the time and resources of several executives to support the operations of Portfolio Companies, including accounting, insurance and human resources, to recognize operational efficiencies and cost savings resulting from the Company’s larger scale.

Environmental, Social and Governance

ESG principles are central to our mission of improving the health and wellness of people and the planet. Our impact investing strategy is dedicated to pursuing opportunities that improve the long-term sustainability of our people-planet ecosystem, reverse the damaging effects of climate change, and revitalize disadvantaged communities into next generation cities. We believe that considering ESG principles, along with the profit potential of an investment, enables our team to take a broader, more holistic approach to capital deployment by considering a wide range of stakeholders, including shareholders, the environment and local communities.

We believe our genuine commitment to ESG principles, which is at the heart of our impact investing strategy, truly differentiates our Company from other businesses whose dedication to ESG principles is more peripheral. We believe our strong commitment to ESG principles will allow us to attract similarly-committed customers, suppliers, employees, financial partners, and federal, state and local partnerships who are motivated by our shared sense of purpose and commitment to doing well by doing good.

Diversity, Equity and Inclusion

Our employees are integral to fostering a culture of honesty, integrity and respect. We believe hiring, training, motivating and retaining talented individuals is critical to the successful execution of our impact investing strategy. Our employees are our single most important asset.

We seek to attract employees with different backgrounds and unique perspectives, and provide a safe environment for them to collaborate in a respectful manner so our Company can benefit from their best collective thinking. We believe a diverse, equitable and inclusive workforce increases innovation and creativity, improves decision making, increases adaptability and flexibility, and improves stakeholder engagement. Additionally, we believe these benefits will ultimately result in greater profits and an increase in long-term shareholder value.

Competition

Our Company is focused on a large and growing marketplace for impact investing and ESG business initiatives, and therefore, is anticipated to face competition from a variety of operating businesses and investment funds who are developing business plans and operating strategies to satisfy the increasing demands of these types of investments in the marketplace. In almost all cases, these competitors are larger and better capitalized operating businesses and investment funds.

Our Company competes on the basis of a number of factors, including access to capital, access to impact investing opportunities, recruitment and retention of key personnel, market share with key customers, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Information Systems

Since inception, the Company and its subsidiaries have used QuickBooks as its general ledger accounting software. However, given the significant current and anticipated growth of its Portfolio Companies and the need for more robust information for management analysis and decision-making, the Company has decided to transition all of its accounting software services from QuickBooks to Foundation Software.

Foundation Software, founded in Cleveland, Ohio in 1985, is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation Software offers the Company several enhanced features critical to the successful execution of its value creation plan, including (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing, (ii) equipment tracking on job sites, maintenance, utilization and depreciation, (iii) employee tracking on job sites, time and materials, utilization, and billing, (iv) job costing and profitability reporting segmented by customers, job types and location, and (v) numerous real-time management dashboard and key performance indicator reports that will allow management to closely monitor the performance of each Portfolio Company and quickly react to business opportunities and issues. Furthermore, Foundation Software will allow the Company and its Portfolio Companies to quickly scale operations and efficiently and cost-effectively support the anticipated growth of each business, thereby preventing our accounting and management systems from becoming a limiting factor to our growth initiatives.

The Company has officially engaged Foundation Software as its new accounting software provider and is in the process of converting all of the Company accounting system operations from QuickBooks to Foundation Software, which is expected to be completed during the second quarter of 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $1,072,176 and used $603,778 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2022, that it has sufficient funds to operate the business for 12 months given its cash balance of $442,369, line of credit availability of $1,000,000, and revenues being generated by the Company’s operating subsidiaries. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

General Information

We maintain a corporate website at: www.malachiteinnovations.com. Information contained on our website is not incorporated by reference in this Annual Report. We file reports with the Securities and Exchange Commission (“SEC”) and make available free-of-charge through our website our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

For the year ended December 31, 2022, the Company incurred a net loss of $1,072,176 and used $603,778 of cash in our operating activities. We have incurred losses since inception, resulting in an accumulated deficit of $50,212,854 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date that the financial statements which are a part of this Annual Report on Form 10-K are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2021 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. We expect to incur further losses as we continue to develop our business. We have not yet received significant revenues from sales of products or services and have recurring losses from operations.

We expect to incur substantial losses for the near future, and we may never achieve or maintain profitability. Even if we succeed in obtaining regulatory approval to market our glycosylated cannabinoid prodrugs, we may still incur losses for the foreseeable future. We also expect to experience negative cash flow for the near future, as we plan to use all available resources to fund our operations and if we proceed with an expansion of our corporate strategy as discussed elsewhere in this Annual Report, to make significant capital expenditures. As a result, we would need to generate significant revenues if we are to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and you could lose some or all of your investment.

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings. If we do issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosylated cannabinoid compounds, technology or other intellectual property or marketing rights, which could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

For the 12 months following December 31, 2022, we expect our total operating losses to be approximately $1,200,000 (not including any capital expenditures). However, our estimate of total operating losses could increase if we encounter unanticipated difficulties. In addition, our estimates of the amount of cash necessary to fund our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our operational expenses may increase substantially during our current fiscal year if we pursue an expansion of our current operational goals and research and development activities. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations and/or forego other attractive business opportunities that may arise. If any of these were to occur, there is a substantial risk that our business would fail. Sources of additional funds may not be available on acceptable terms or at all. In addition, weak economic and capital market conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable, or at all. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in the Company.

Our limited operating experience could make our operations inefficient or ineffective.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. In order to conserve our cash resources, we have significantly scaled back our glycosylated cannabinoid product research and development efforts until additional capital is raised to advance our drug development program. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our businesses, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

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

As of March 30, 2023, we employed 40 full-time employees. Attracting and retaining personnel will be critical to our success. We may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

Certain of our employees, officers, directors and consultants may from time to time serve as employees, officers, directors and consultants of other companies. In fact, our current CEO, Michael Cavanaugh, currently serves as Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries, and as manager of several affiliated investment partnerships, pursuant to which he devotes a significant portion of his time. The commitments of our employees, officers, directors and consultants to these other companies may cause them to devote less time to the Company than would otherwise be the case.

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

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Related to Our Environmental-Related Businesses

We may have difficulty accomplishing our growth strategy within and outside of our current service areas.

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

●	changes in regulatory landscape reducing the demand for, and incentives relating to, our land reclamation, water treatment and related environmental services;

●	receiving or maintaining necessary regulatory permits, licenses or approvals;

●	downturns in economic or population growth and development in our service areas, particularly in the coal mining industry and in those agricultural and commercial businesses and real estate developments which benefit from our land reclamation and water treatment services;

●	risks related to planning and commencing new operations, including inaccurate assessment of the demand for our land reclamation, water treatment and related environmental services and products and inability to begin operations as scheduled; and

●	our potential inability to identify suitable acquisition opportunities or to form the relationships with coal mining operators or other landowners necessary to form strategic partnerships.

Operating costs, construction costs and costs of providing services may rise faster than revenue.

Our ability to increase the rates at which we provide our land reclamation, water treatment and related environmental services may be limited by a variety of factors. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our equipment operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to our service rate increases and may have a material adverse effect on our financial condition and results of operations.

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

Our land reclamation and water treatment business activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, we could be strictly, jointly and severally liable for releases of regulated substances by us at the properties of others, including if such releases result in contamination of air or water or cause harm to individuals. Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials.

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

Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our land reclamation and water treatment business, financial condition or results of operations.

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. At the same time, the demand for our land reclamation and water treatment services also is driven by federal and state laws, regulations and programs which create incentives for our services. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

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

Our land reclamation and water treatment business is subject to various statutory and regulatory requirements, which may increase in the future.

Our land reclamation and water treatment business is subject to various statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our land reclamation and water treatment business is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services.

The environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to operate.

Our land reclamation and water treatment business is subject to various federal, state, and local environmental requirements, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of coal mining and groundwater contamination. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we face the risk of being subject to government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on contaminated sites. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation often present new business opportunities for us; however, such changes may also result in increased operating and compliance costs. While we seek to monitor the landscape of environmental regulation, our ability to navigate is limited by our small size and resources, and any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.

Regulators also have the power to suspend or revoke permits or licenses needed for operation of our equipment and vehicles based on, among other factors, our compliance record, and customers may decide not to do business with us because of concerns about our compliance record. Suspension or revocation of permits or licenses would impact our land reclamation and water treatment business and could have a material impact on our financial results. Although we have never had any of our operating permits revoked, suspended or non-renewed involuntarily, it is possible that such an event could occur in the future.

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

Our land reclamation and water treatment business requires permits to operate. Our inability to obtain permits in a timely manner could result in substantial delays to our business. The issuance of permits is dependent on the applicable government agencies and is beyond our control and that of our customers. There can be no assurance that we and/or our customers will receive the permits necessary to operate, which could substantially and adversely affect our operations and financial condition.

Based on the nature of our business we currently depend and are likely to continue to depend on a limited number of customers for a significant portion of our revenues.

We currently have three customers in West Virginia that account for substantially all of our land reclamation and water treatment business. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Cannabinoid Drug Development Business

If we are unable to market and distribute our products effectively, we may be unable to generate significant revenue.

We currently have no sales, marketing or distribution capabilities with respect to our cannabinoid drug development business. We may decide to build sales, marketing or distribution capabilities internally or pursue collaborative arrangements for the sales and marketing of our products, including steps necessary to commercialize our pharmaceutical products. Any such collaborative arrangements may not provide us with the sales and marketing benefits we expect. To the extent that we decide not to, or are unable to, enter into successful collaborative arrangements with respect to the sales and marketing of our cannabinoid products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with appropriate expertise. We may be unable to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

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

● DEA or comparable foreign regulatory authority-related recordkeeping, reporting or security violations at a clinical trial site, leading the DEA, state authorities or comparable foreign regulatory authorities to suspend or revoke the controlled substance license at the site and causing a delay or termination of planned or ongoing clinical trials;

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

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed in Schedules II – V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when our products receive FDA approval, the DEA will make a scheduling determination and place them in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. If approved by the FDA, we expect the finished dosage forms of our products to be listed by the DEA as a Schedule II, III, IV or V controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. The scheduling process may take additional time after FDA approval, thereby significantly delaying the launch of our products. Furthermore, if the FDA, DEA or any foreign regulatory authority determines that our products may have potential for abuse, it may require us to generate more clinical data than that which is currently anticipated, which could increase the cost and/or delay the launch of our products.

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

Our major competitors for the development of pharmaceutical products related to cannabinoids and inflammatory disorders include major pharmaceutical companies, smaller companies, and academic research groups that are devoted to biological or pharmaceutical research either independently or by providing contract research services. A number of multinational pharmaceutical companies are developing products in similar therapeutic areas, including, but not limited to, Biogen, Teva Neuroscience, Pfizer, Endo Pharmaceuticals, Genzyme, Novartis, Bayer Healthcare, and additional companies such as Jazz Pharmaceuticals, Corbus Pharmaceuticals, Trait Biosciences, and Zynerba Pharmaceuticals are developing cannabinoid pharmaceuticals for treatment of various clinical indications and commercial applications.

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

We use hazardous materials in our drug development business and may use such materials in our environmental businesses in the future. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our cannabinoid research and development efforts and manufacturing processes may involve the controlled storage, use and disposal of certain hazardous materials and waste products. The same may be true for our environmental businesses. We and our suppliers and other collaborators are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Even if we and these suppliers and collaborators comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. We may not be able to obtain and maintain insurance on acceptable terms, or at all, to cover costs associated with any such accidental contamination. In the event of such an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of any insurance we may obtain and exceed our financial resources. We may incur significant costs to comply with current or future environmental laws and regulations.

Risks Related to our Impact Investing Strategy

If we are unable to identify and acquire businesses or assets in furtherance of our impact investing strategy, we may be unable to generate significant revenue.

We intend to acquire additional businesses and assets that will generate revenue related to our impact investing strategy and there can no assurance that we will be able to do so, or to do so on terms that are acceptable to us, or in a manner that will provide us with the revenue we expect.

Our consideration of sustainability and environmental criteria as the pre-eminent part of our business and investment strategy will limit the types and number of business opportunities available to the Company and may result in the Company engaging in industry sectors that underperform the market as a whole, or forgoing opportunities to invest available capital in businesses that might otherwise be advantageous to buy. If we are not successful in acquiring or developing desirable businesses or assets which fit within our business strategy or if those assets do not generate sufficient revenue, our business, financial condition and results of operations could be materially adversely affected.

Our impact investing strategy is new, untested and may not be successful.

Our impact investing strategy is qualitative and subjective by nature, and there is no guarantee that the factors we utilize in making capital and other resource allocation decisions or any judgment exercised by our management or Board will reflect the opinions of any particular shareholder, and the criteria utilized by the Company may differ from the criteria that any particular shareholder considers relevant in evaluating a company’s sustainability or ESG practices. In making allocation and investment decisions, Company management will be dependent upon information and data obtained through voluntary or third-party reporting that may be incomplete, inaccurate or unavailable, or present conflicting information and data with respect to a particular opportunity, which in each case could cause the Company to incorrectly assess a potential target’s business practices with respect to its sustainability and ESG practices. Socially and environmentally-responsible norms differ by region. In implementing its impact investing strategy, management will seek to exclude businesses deemed to be fundamentally misaligned with the Company’s sustainability principles. In addition, as a result of the Company’s engagement activities, the Company may make an investment in activities or companies that do not currently engage in sustainability or ESG practices that meet criteria established by the Company in an effort to improve such target’s ESG practices. Successful application of the Company’s impact investing strategy and management’s engagement efforts will depend on management’s skill in properly identifying and analyzing material ESG issues, and there can be no assurance that the strategy or techniques employed will be successful.

We have limited experience operating an impact investing strategy and may be subject to increased business and economic risks that could affect our financial results.

We have limited experience operating a business with an impact investing strategy. If we are unable to manage our ESG-related operations successfully, our financial results could be adversely affected.

We may be unable to obtain the financing we need to pursue our impact investing strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

ESG- and sustainability-related projects and businesses we may seek to acquire or develop will require substantial capital investment. Our access to capital on acceptable or favorable terms to us is necessary for the success of our impact investing strategy, particularly in enhancing our portfolio through M&A activities. Our attempts to obtain the necessary future financing may not be successful or on favorable terms. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the success of our business, the credit quality of the businesses being financed, and the continued existence of tax laws which are conducive to raising capital for these types of activities. If we are not able to obtain financing on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments or the incurrence of additional debt by us. Also, in the absence of favorable financing options, we may decide not to develop or acquire facilities or businesses from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

We may also need additional financing to implement our impact investing strategic plan. For example, our cash flow from operations and existing liquidity facilities may not be adequate to finance any acquisitions we may want to pursue or new technologies we may want to develop or acquire. Financing for acquisitions or technology development activities may not be available on terms we find acceptable.

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

Our planned impact investing strategy may benefit in the future from public policies and government incentives that support renewable energy and enhance the economic feasibility of sustainability-based projects in regions where we operate. Such policies and incentives include tax credits, accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and may include similar or other incentives to end users, distributors, or other participants in the energy or mining industry. Some of these measures have been implemented at the federal level, while others have been implemented by different states within the United States. The availability and continuation of these public policies and government incentives are likely to have a significant effect on the economics and viability of our environmental businesses. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives could affect us in different ways. For example, policies supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan as implemented may not achieve its goal of enhancing shareholder value through the long-term growth of our Company

We are implementing a multi-year strategic plan to develop an impact investing business engaged in a number of complimentary ESG businesses in the United States which will permit us to explore synergistic growth opportunities utilizing our core competencies.

There are uncertainties and risks associated with our strategic plan, including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for a number of reasons. For example, we may face significant challenges and risks expanding into an impact investing business including:

●	our ability to compete with the large number of other companies pursuing similar business opportunities in the ESG field, many of which already have established businesses in these areas and/or have greater financial, strategic, technological or other resources than we have;
●	our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain any technology, personnel, intellectual property, or to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development;
●	our ability to provide services or products that keep pace with rapidly changing technology, customer preferences, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that currently are unknown to us that will impact these markets;
●	our ability to manage the risks and uncertainties associated with our operating the facilities and projects in this line of business, including the variability of revenues and profitability of such projects;
●	our ability to devote the amount of management time and other resources required to implement this plan; and
●	our ability to recruit appropriate employees and labor market challenges.

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

In carrying our impact investing strategy, we may decide to acquire a business affiliated with our executive officers, directors or our largest shareholder. We would pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. We may not obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to the Company from a financial point of view of a business combination with a business affiliated with our executive officers, directors or largest shareholder. In the event of a transaction with an affiliated entity, potential conflicts of interest may exist and, as a result, the terms of the transaction may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not be able to successfully conclude the transactions, integrate companies, which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our impact investing strategy is to develop our ESG business primarily through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired businesses with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Completion of M&A transactions may be subject to fulfilling conditions and receiving regulatory approval. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

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

Our ESG businesses may be heavily dependent on a single or limited number of customers. The financial performance of our ESG businesses depends on the ability of each customer to perform its obligations, possibly under a long-term agreement between the parties. Our financial results could be materially and adversely affected if any of our customers fail to fulfill its contractual obligations and we are unable to find other customers in the marketplace to purchase at the same level of profitability. We cannot assure that such performance failures by our customers will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Moreover, there can be no assurance that we will be able to enter into replacement agreements on favorable terms or at all.

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

Our impact investing strategy may include expanding our scope of products and services organically or through selective acquisitions, investments or creating partnerships and joint ventures. We may selectively acquire other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms, or we may be unable to integrate existing or future acquisitions effectively and efficiently and may need to divest those acquisitions. We expect to continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

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

Our Environmental Services operations may be susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, floods, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels. To the extent weather conditions continue to be impacted by climate change, our Environmental Services operations and facilities may be adversely impacted in a manner that we could not predict which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to carry out our impact investing strategy.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including: (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to carry out our planned impact investing strategy.

In addition, we may have imposed upon us burdensome requirements, including: (X) registration as an investment company with the SEC; (Y) adoption of a specific form of corporate structure; and (Z) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to carry out our impact investing strategy.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of March 30, 2023, 78,116,814 shares were outstanding and 37,905,879 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of March 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55.6% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is a leased office located at 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Graphium Biosciences’ office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677 requires a lease payment of approximately $3,000 per month under a lease agreement that expires on March 31, 2024. The Range Reclamation Entities lease an office in Fola, West Virginia. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

	High	Low

Nine Months Ended December 31, 2021
First Quarter ended June 30, 2021	$0.50	$0.13
Second Quarter ended September 30, 2021	0.85	0.14
Third Quarter ended December 31, 2021	0.50	0.22

Fiscal Year Ended December 31, 2022
First Quarter ended March 31, 2022	$0.37	$0.13
Second Quarter ended June 30, 2022	0.25	0.12
Third Quarter ended September 30, 2022	0.20	0.13
Fourth Quarter ended December 31, 2022	0.21	0.13

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of March 30, 2023, there were 74 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the year ended December 31, 2022, we issued options to purchase 2,650,000 shares of the Company’s common stock under the Malachite Innovations, Inc. 2021 Stock Incentive Plan. Except as listed in the table below, as of December 31, 2022, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of December 31, 2022 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,392,544	$0.54	6,200,000
Total	9,392,544	$0.54	6,200,000

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the periods ended December 31, 2022 and December 31, 2021 appearing elsewhere in this Annual Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A. In addition, the financial statements for the year ended December 31, 2022 include the operations of the Range Reclamation Entities and also include a full year of activity, while the financial statements for the nine months ended December 31, 2021 only included nine months of activity.

Plan of Operations

Malachite Innovations, Inc. is a public holding company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Malachite owns and operates a balanced portfolio of operating businesses focused on developing long-term solutions to environmental, social and health challenges, with a particular focus on economically disadvantaged communities. Malachite takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Malachite seeks to thoughtfully allocate its capital into ventures that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

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

Business Combinations

Business combinations are accounted for using the purchase method of accounting under ASC 805, “Business Combinations.” This method requires the Company to record assets and liabilities of the businesses acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Determining the fair value requires management to make estimates and assumptions including discount rates, rates of return on assets, and long-term sales growth rates.

Goodwill

As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its annual test for goodwill at least annually or more frequently, if impairment indicators arise.

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

Revenue

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps; (1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services on an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Year Ended December 31, 2022 and Nine Months Ended December 31, 2021

The following table sets forth our results of operations for the year ended December 31, 2022 and the nine months ended December 31, 2021.

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021

Revenues	$4,832,278	$-
Cost of services	3,439,026	-
Gross profit	1,393,252	-

Operating Expenses:

General and administrative	2,022,882	1,413,774
Research and development	470,803	298,925
Loss from operations	(1,100,433)	(1,712,699)

Other Income:
Gain on loan forgiveness	109,435	-
Interest expense	(81,178)	-
Other income (expense)	-	(270)
Total other income (expense)	28,257	(270)

Net loss	$(1,072,176)	$(1,712,969)

Our net loss during the year ended December 31, 2022 was $1,072,176 compared to a net loss of $1,712,969 for the nine months ended December 31, 2021 (a decrease of $640,793). The Company’s revenue during the year ended December 31, 2022 was $4,832,278 and its gross profit was $1,393,252. The Company had no revenue or gross profit during the nine months ended December 31, 2021 as all of the Company’s revenue was generated by the Range Reclamation Entities acquired in May 2022.

During the year ended December 31, 2022, we incurred general and administrative expenses in the aggregate amount of $2,022,882 compared to $1,413,774 incurred during the nine months ended December 31, 2021 (an increase of $609,108). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The largest increase related to (i) the general and administrative expenses incurred by our Environmental Services segment of $631,820 during the year ended December 31, 2022, compared to $17,484 incurred during the nine months ended December 31, 2021 (an increase of $614,336) and (ii) higher costs related to stock compensation of $393,260 during the year ended December 31, 2022, compared to $297,984 during the nine months ended December 31, 2021 (an increase of $95,276). We recorded wages in the amount of $392,344 during the year ended December 31, 2022 compared to $418,519 during the December 31, 2021 period (a decrease of $26,175, which was primarily due to the reallocation of certain salaries to research and development during the year ended December 31, 2022).

During the year ended December 31, 2022, we incurred research and development expenses of $470,803 compared to $298,925 incurred during the nine months ended December 31, 2021 (an increase of $171,878). The Company’s research and development personnel expenses were $331,202 during the year ended December 31, 2022, compared to $175,417 for the nine months ended December 31, 2021, (an increase of $155,785, due to the shorter period of time included in the December 31, 2021 period offset by the reallocation in 2022 of certain salaries from general and administrative expenses to research and development expenses). We also recorded $7,083 related to stock-based compensation in our research and development expenses during the nine months ended December 31, 2021 and no such expenses during the year ended December 31, 2022.

During the year ended December 31, 2022, we recorded other income of $28,257, consisting of a gain on loan forgiveness of $109,435 offset by interest expense of $81,178, compared to other expense of $270 during the nine months ended December 31, 2021 (an increase of $28,527).

The decrease in net loss for the year ended December 31, 2022 compared to the nine months ended December 31, 2021 is primarily due to the gross profit of $1,393,252 earned during the year ended December 31, 2022, arising from the operations of the Range Reclamation Entities acquired in May 2022. The Company had no gross profit for the nine months ended December 31, 2021.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $50,212,854.

As of December 31, 2022, we had total current assets of $1,424,638, primarily comprised of cash in the amount of $442,369 and accounts receivable of $981,385. As of December 31, 2022 we had total current liabilities of $1,553,009, consisting of the current portion of long-term debt in the amount of $1,319,201 and accounts payable of $233,808. As a result, on December 31, 2022, the Company had negative working capital of $(128,371). At December 31, 2021, the Company had negative working capital of $(390,333).

As of December 31, 2022, the Company had long-term assets of $6,805,827, comprised of net equipment assets of $6,045,514, goodwill of $751,421, and deposits of $8,892. As of December 31, 2022, the Company had long-term liabilities of $3,738,013, comprised of long-term debt, net of current portion. As of December 31, 2021, the Company had long-term assets of $8,692, comprised of deposits, and no long-term liabilities.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating losses for the 12 months following December 31, 2022 are expected to be approximately $1,200,000, which is comprised of general operating and research and development expenses partially offset by revenue generated by the Range Reclamation Entities. Based on the Company’s cash balance of $442,369, $1,000,000 available under its revolving credit line, and its estimated net operating losses of approximately $1,200,000 for the 12-month period ending December 31, 2023, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate positive cash flow from its operating businesses, other than its Cannabinoid Drug Development business, but may also seek additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan.

Our estimated total expenditures for the 12-month period ending December 31, 2023 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. Until such time as our operating businesses are cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosylated cannabinoid technology or other intellectual property which, in turn, could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Net Cash Used in Operating Activities

The Company has not historically generated positive cash flows from operating activities. While the Company has been generating revenue as a result of the acquisition of the Range Reclamation Entities in May 2022, we are still not yet generating positive cash flows from operating activities on a consolidated basis. For the year ended December 31, 2022, net cash used in operating activities was $603,778 compared to net cash used in operating activities of $1,365,744 for the nine months ended December 31, 2021. This decrease was primarily attributable to a lower net loss of $1,072,176 for the year ended December 31, 2022 compared to a net loss of $1,712,969 for the nine months ended December 31, 2021 and an increase in the cash adjustment for depreciation expense of $395,543 during the year ended December 31, 2022 compared to no depreciation expense during the nine months ended December 31, 2021. Net cash used in operating activities during the year ended December 31, 2022, consisted primarily of a net loss of $1,072,176, offset by stock-based compensation of $393,260 and depreciation of $395,543. Net cash used in operating activities during the nine months ended December 31, 2021 consisted primarily of a net loss of $1,712,969, partially offset by $297,984 related to stock-based compensation.

Net Cash Used in Investing Activities

For the year ended December 30, 2022, net cash used in investing activities was $6,547,230, which consisted primarily of $5,813,057 for equipment purchased by the Range Reclamation Entities and $750,000 paid in connection with the acquisition of the Range Reclamation Entities. No net cash was used in or provided by investing activities during the nine months ended December 31, 2021.

Net Cash Provided By Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $7,555,034, compared to net cash provided from financing activities of $519,950 during the nine months ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 consisted of $3,250,000 received from the issuance of common stock and warrants, proceeds of $5,091,177 from long-term debt, offset by the payoff of an SBA Disaster Loan of $158,815, the payoff of a revolving line of credit of $350,000 and repayment of long-term debt of $277,328. The cash provided during the nine months ended December 31, 2021 was a result of the issuance of common stock and warrants under an equity line in the amount of $169,950 and proceeds of $350,000 from long-term debt.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	75	November 2018
Richard Celeste (1)(2)(3)	Director	85	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	48	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	59	May 2019
Dr. Brandon Zipp	Chief Science Officer	41	September 2020

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

Director Independence

Pursuant to its charter, the Nomination and Corporate Governance Committee reviews the independence of each director annually and makes recommendations to the Board based on its findings. During these reviews, the Nomination and Corporate Governance Committee is to consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management in order to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent under the independence standards established by the Board from time to time and under the applicable rules of any applicable stock exchange, except to the extent permitted by such rules. While the Nomination and Corporate Governance Committee did not conduct its annual review of director independence in 2022, the Board has determined that all of our directors are independent other than Mr. Cavanaugh, our Chief Executive Officer. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held four meetings during the year ended December 31, 2022. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the year ended December 31, 2022 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding one meeting, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, at least 75% of the meetings of the Board and any committee of which he or she was a member.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2022, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

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

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during the year ended December 31, 2022, except that each of our reporting officers and directors failed to file a timely Form 4 reporting their receipt of options to purchase the Company’s common stock under the under the Malachite Innovations, Inc. 2021 Stock Incentive Plan on November 30, 2022 as reported in a Form 5 filed by each such reporting officer and director on March 31, 2023.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us during the year ended December 31, 2022, the nine months ended December 31, 2021 and the year ended March 31, 2021 for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2022 fiscal year and whose total compensation exceeded $100,000 during the year ended December 31, 2022.

Summary Compensation Table

Name	Period Ending	Salary ($)	Option Awards (non-cash) (1)	Total ($)

Michael Cavanaugh, Chief Executive Officer (2) (principal executive officer)	Year Ended 12/31/22	236,000	111,300	347,300
	Transition Period Ended 12/31/21	177,000	110,102	287,102
	Fiscal Year Ended 3/31/21	256,000	113,489	369,489

Richard McKilligan, Chief Financial Officer (3) (principal financial officer)	Year Ended 12/31/22	180,000	37,100	217,100
	Transition Period Ended 12/31/21	135,000	15,828	150,828
	Fiscal Year Ended 3/31/21	185,000	34,198	219,198

Dr. Brandon Zipp, Chief Science Officer (4)	Year Ended 12/31/22	180,000	37,100	217,100
	Transition Period Ended 12/31/21	135,000	13,319	148,319

(1) The method used and the assumptions made to calculate the fair value of option awards included in this table are described in Footnote 5 of the financial statements and the accompanying notes for the year ended December 31, 2022 and the nine months ended December 31, 2021 appearing elsewhere in this Annual Report.

(2) Based on the fair value of (i) an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019, (ii) an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019, (iii) an option to purchase 350,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021, and (iv) an option to purchase 750,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022.

(3) Based on the fair value of (i) an option to purchase 75,000 shares of common stock with an exercise price of $1.81 per share, granted in December 2017, (ii) an option to purchase 250,000 shares of common stock with an exercise price of $0.30 per share, granted in June 2019, (iii) an option to purchase 150,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021, and (iv) an option to purchase 250,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022.

(4) Based on the fair value of (i) an option to purchase 500,000 shares of common stock with an exercise price of $0.35 per share, granted in May 2019, and (ii) an option to purchase 150,000 shares of common stock with an exercise price of $0.277 per share, granted in December 2021, and (iv) an option to purchase 250,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022.

Outstanding Equity Awards at December 31, 2022

	Option Awards
		Number of securities underlying unexercised option		Option Exercise	Option Expiration
	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Michael Cavanaugh (1)	5/8/2019	500,000	-	0.35	5/8/2029
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	350,000	-	0.277	12/10/2031
	11/30/2022	750,000		0.18	11/30/2032

Richard McKilligan (2)	7/18/2016	370,234	-	0.50	7/18/2026
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

Brandon Zipp (3)	7/18/2016	370,234	-	0.50	7/18/2026
	5/8/2019	500,000	-	0.35	5/8/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

(1)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020 and 250,000 of which became fully exercisable in May 2021, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, (iii) an option to purchase 350,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 750,000 shares of common stock all of which became fully exercisable in November 2022.

(2)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which became fully exercisable in July 2018, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, and (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock all of which became fully exercisable in November 2022.

(3)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which were became fully exercisable in July 2018, (ii) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020, and 250,000 of which became fully exercisable in May 2021, and (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock all of which became fully exercisable in November 2022.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the year ended December 31, 2022:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$36,000	$37,100	$-	$73,100

Edward Feighan (1)	$136,000	$37,100	-	$173,100

(1)	As of December 31, 2022, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, all of which are fully vested, and (ii) Mr. Feighan held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.30 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, all of which are fully vested. The method used and the assumptions made to calculate the fair value of the options are described in Footnote 5 of the financial statements and the accompanying notes for the year ended December 31, 2022 and the nine months ended December 31, 2021 appearing elsewhere in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Malachite Innovations, Inc., 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after December 31, 2022, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	3,940,917	5.0
Richard Celeste (3)	1,000,000	1.3
Michael Cavanaugh (4)	2,729,791	3.5
Richard McKilligan (5)	1,030,234	1.3
Dr. Brandon Zipp (6)	1,334,234	1.7
All Directors and Executive Officers as a Group (5 persons)	10,035,176	12.8
Joseph LoConti (7)	20,053,730	25.7
Indemnity National Insurance Company (8)	13,333,333	17.1

(1)	Based on 78,116,814 shares of our common stock issued and outstanding as of March 30, 2023. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes (i) 502,500 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 100,376 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 1,402,813 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 1,250,000 shares of common stock, all of which are fully vested. Also includes (x) 167,500 shares of the Company’s common stock acquired by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan in connection with a Securities Purchase Agreement dated October 19, 2018, (y) 50,124 shares of the Company’s common stock acquired by the Feighan Fund in connection with a Share Exchange Agreement dated October 19, 2018, and (z) 467,604 shares of the Company’s common stock acquired by the Feighan Fund in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018.

(3)	Represents options to purchase 1,000,000 shares of common stock, all of which are fully vested.

(4)	Includes (i) 50,000 shares of the Company’s common stock acquired in connection with a Securities Purchase Agreement dated October 19, 2018, (ii) 257,500 shares of the Company’s common stock acquired in connection with a Share Exchange Agreement dated October 19, 2018, (iii) 572,291 shares of the Company’s common stock acquired in connection with an amendment dated January 18, 2019 to the Securities Purchase Agreement dated October 19, 2018, and (iv) options to purchase 1,850,000 shares of common stock, all of which are fully vested.

(5)	Includes (i) a grant of 10,000 shares of restricted common stock, which is fully vested, and (ii) options to purchase 1,020,234 shares of common stock, all of which are fully vested.

(6)	Includes (i) 64,000 shares of common stock, 14,000 of which represent a grant of restricted common stock, which is fully vested, and (ii) options to purchase 1,270,234 shares of common stock, all of which are fully vested.

(7)	This information is based solely on the Form 4 filed on August 26, 2021, and Amendment No. 3 to Schedule 13D filed on May 27, 2022. Joseph LoConti has reported the sole power to vote and dispose of 7,256,584 shares of the Company’s common stock and the shared power to vote and dispose of 19,463,813 shares of the Company’s common stock, 6,666,667 of which are warrant shares. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.
(8)	This information is based solely on the Form 13G filed on June 1, 2022. Indemnity National Insurance Company has reported the sole power to vote and dispose of 26,666,666 shares of the Company’s common stock, 13,333,333 of which are warrant shares. Indemnity National Insurance Company’s address is 238 Bedford Way, Franklin, Tennessee 37064.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended December 31, 2022 and the nine months ended December 31, 2021, and through the filing of this Annual Report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Meaden & Moore, Ltd., our independent registered public accounting firms, for services rendered in the year ended December 31, 2022 and the nine months ended December 31, 2021. All fees described below were approved by our Board of Directors:

	For the year ended December 31, 2022	For the nine months ended December 31, 2021
Audit Fees	$143,200	$48,500
Tax Fees	13,671	29,921
All Other Fees	1,900	-
Total Fees	$158,771	$78,421

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

Audit-Related Fees. The fees identified under this caption consist of assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption “Audit Fees”. We incurred no such fees during the year ended December 31, 2022 and the nine months ended December 31, 2021.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees during the nine months ended December 31, 2021.

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

MALACHITE INNOVATIONS, INC.

Date: March 31, 2023	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	March 31, 2023
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	March 31, 2023
Edward Feighan

/s/ Richard Celeste	Director	March 31, 2023
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.2	Securities Purchase Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Purchasers listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.3	Securities Exchange Agreement, dated October 19, 2018 by and among Vitality Biopharma, Inc., and the Shareholders listed on the signature pages thereto (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2018.)
10.4	Amendment to Securities Purchase Agreement, dated as of January 18, 2019 by and among Vitality Biopharma, Inc. and the Investors listed on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 22, 2019.)
10.5	Separation Agreement and Release, dated May 8, 2019, by and between the registrant and Robert Brooke. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.6#	Third Amendment to Vitality Biopharma, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2019.)
10.7#	Employment Agreement between the Company and Dr. Brandon Zipp, dated September 24, 2020 (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
10.8#	Employment Agreement between the Company and Richard McKilligan, dated September 24, 2020 (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2020.)
10.9	Securities Purchase Agreement, dated as of August 19, 2021, by and between the registrant, Triton Funds, LP and Triton Funds, LLC (Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Malachite Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Malachite Innovations, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022 and the nine months ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the nine months ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern:

The Company has experienced recurring losses from operations and negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern. However, management believes the substantial doubt is alleviated, based on the acquisition of a revenue-generating subsidiary and additional debt financing via a revolving credit facility, that provides the Company with enough funds to ensure continuing operations as a stand-alone entity for a period of at least one year from the issuance of these consolidated financial statements.

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

● We tested the reasonableness of the forecasted operating expenses, including uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, testing of revenue transactions, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors, and consideration of the Company’s relationships with its financing partners.

/s/ Meaden & Moore, Ltd

MEADEN & MOORE, LTD.

We have served as the Company’s auditor since 2021.

Cleveland, Ohio

March 31, 2023

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2022	2021
Assets

Current Assets
Cash and cash equivalents	$442,369	$38,343
Accounts receivable	981,385	-
Prepaid expenses	884	3,884
Total current assets	1,424,638	42,227
Long-term Assets
Equipment, net of accumulated depreciation	6,045,514	-
Goodwill	751,421	-
Deposits	8,892	8,692
Total long-term assets	6,805,827	8,692
Total Assets	$8,230,465	$50,919

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$233,808	$82,560
Current portion of long-term debt	1,319,201	-
Line of credit	-	350,000
Total current liabilities	1,553,009	432,560
Long-term Liabilities
Long-term debt, net of current portion	3,738,013	-
Total long-term debt	3,738,013	-
Total liabilities	5,291,022	432,560

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 78,116,814 and 51,450,147 shares issued and outstanding, respectively	78,117	51,450
Additional paid-in-capital	53,074,180	48,707,587
Accumulated deficit	(50,212,854)	(49,140,678)
Total stockholders’ equity (deficit)	2,939,443	(381,641)
Total Liabilities and Stockholders’ Equity	$8,230,465	$50,919

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021

Revenues	$4,832,278	$-
Cost of services	3,439,026	-
Gross profit	1,393,252	-

Operating Expenses:
General and administrative	2,022,882	1,413,774
Research and development	470,803	298,925
Total operating expenses	2,493,685	1,712,699

Loss from operations	(1,100,433)	(1,712,699)

Other income (expense):
Gain on loan forgiveness	109,435	-
Interest expense	(81,178)	-
Other income (expense)	-	(270)
Total other income (expense)	28,257	(270)

Net loss	$(1,072,176)	$(1,712,969)

Net loss per share – basic and diluted	$(0.02)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	68,112,248	50,968,292

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2022 AND THE NINE MONTHS ENDED DECEMBER 31, 2021

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2021	50,840,147	$50,840	$48,240,263	$(47,427,709)	$863,394

Cancellation of shares	(140,000)	(140)	140	-	-
Shares and warrants issued for cash	750,000	750	169,200	-	169,950
Fair value of vested stock options	-	-	297,984	-	297,984
Net Loss	-	-	-	(1,712,969)	(1,712,969)

Balance, December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)

Shares and warrants issued for cash	21,666,667	21,667	3,228,333	-	3,250,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Fair value of vested stock options	-	-	393,260	-	393,260
Net Loss	-	-	-	(1,072,176)	(1,072,176)

Balance, December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(1,072,176)	$(1,712,969)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	393,260	297,984
Depreciation	395,543	-
Changes in operating assets and liabilities:
Accounts receivable	(91,466)	-
Forgiveness of PPP loan	(109,435)	-
Prepaid expense and other current assets	3,000	(689)
Accounts payable and accrued liabilities	(122,304)	49,120
Deposits	(200)	810
Net cash used in operating activities	(603,778)	(1,365,744)

Cash flows from investing activities:
Cash acquired in acquisition of Range Environmental Resources	15,827	-
Equipment purchases	(5,813,057)	-
Cash paid for acquisition of Range Environmental Resources	(750,000)	-
Net cash used in investing activities	(6,547,230)	-

Cash provided by financing activities:
Proceeds from issuance of common shares and warrants	3,250,000	169,950
Proceeds from long-term debt	5,091,177	350,000
Repayment of long-term debt	(277,328)	-
Payoff of SBA disaster loan	(158,815)	-
Payoff of line of credit	(350,000)	-
Net cash provided by financing activities	7,555,034	519,950

Net increase (decrease) in cash and cash equivalents	404,026	(845,794)
Cash and cash equivalents - beginning of period	38,343	884,137

Cash and cash equivalents - end of period	$442,369	$38,343

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$2,400

Supplemental non-cash investing and financing activities:
Shares issued for acquisition	$750,000	$-
Long-term debt from Range Reclamation Entities acquisition	$243,365	$-
Forgiveness of PPP loan	$(109,435)	-
Cancellation of shares	$-	$(140)

The accompanying notes are an integral part of these consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE NINE MONTHS ENDED DECEMBER 31, 2021

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

In October 2021, the Company changed its name to Malachite Innovations, Inc. and reorganized its corporate structure and created the following two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”) which was formed to serve as a holding company for the Company’s future ESG operating businesses.

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sells water treatment chemicals manufactured by third parties to their customers. Range Natural also provides resource mining services for customers incidental to the reclamation and repurposing of mine sites.

On December 31, 2022, Daedalus was merged into Malachite Innovations, Inc., leaving Malachite Innovations, Inc., as the parent company with full ownership of all of its wholly-owned operating subsidiaries, including the Range Reclamation Entities, Terra Preta, Pristine Stream, Range Security and Graphium.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company incurred a net loss of $1,072,176 and used $603,778 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2022, that it has sufficient funds to operate the business for 12 months given its cash balance of $442,369, line of credit availability of $1,000,000, and revenues being generated by the Range Reclamation Entities. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Graphium Biosciences, Inc., Range Environmental Resources, Inc., Range Natural Resources, Inc., Terra Preta, Inc., Pristine Stream Ventures, Inc., Range Security Resources, Inc., Daedalus Ecosciences, Inc. (merged into Malachite Innovations, Inc. on December 31, 2022), and Vitality Healthtech, Inc. (dissolved in May 2021), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps; (1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. All revenue is recognized at a point in time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the year ended December 31, 2022 or the nine months ended December 31, 2021. Accounts receivable were $981,385 at December 31, 2022. There were no accounts receivable balances at December 31, 2021 or March 31, 2021. No bad debt expense was accrued in either the year ended December 31, 2022 or the nine months ended December 31, 2021 and there is no allowance for doubtful accounts as of December 31, 2022 or December 31, 2021.

Equipment

Equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	December 31, 2022	December 31, 2021

Equipment	$6,637,814	$-
Accumulated depreciation	592,300	-
Net book value	6,045,514	-
Depreciation expense	$395,543	$-

The Company provides for depreciation of equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the equipment.

The Company assesses the recoverability of its equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment.

Delivery Costs

Delivery costs are classified as cost of sales.

Goodwill

Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset is impaired.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of December 31, 2022. The laboratory space lease in Rocklin, California was renewed in March 2022 and ends on March 31, 2023.

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

	December 31, 2022	December 31, 2021
Options	9,392,544	6,882,544
Warrants	22,313,335	646,668
Total	31,705,879	7,529,212

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

Segments

As of October 1, 2021, we began operating under two segments: (i) Graphium Biosciences, Inc., a wholly-owned subsidiary of the Company, reports the operating results of our cannabinoid drug development segment, which is advancing a broad portfolio of glycosylated cannabinoid prodrugs that have been developed to unlock the rebalancing effects of the endocannabinoid system to address numerous chronic conditions, and (ii) the Range Reclamation Entities, which are wholly-owned subsidiaries of the Company, report the operating results of the Environmental Services segment, which provides land reclamation, water restoration and environmental consulting services to mining and non-mining customers. Three other operating business segments (i) Biochar Products and Solutions, (ii) Stream Mitigation Banking, and (iii) Environmental Security Services, began operations in the first quarter of 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

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

2. ACQUISITION OF RANGE ENVIRONMENTAL RESOURCES AND RANGE NATURAL RESOURCES

In May 2022, the Company and its wholly-owned subsidiary, Daedalus Ecosciences, Inc., entered into a share purchase agreement with Range Environmental Resources, Inc. (“Range Environmental”), and Range Natural Resources, Inc. (“Range Natural”, and collectively with Range Environmental, the “Range Reclamation Entities”), and the two (2) shareholders of the Range Reclamation Entities (the “Range Shareholders”) (the “Share Purchase Agreement”), under which the Company issued a total of 10,000,000 shares of the Company’s common stock to the Range Shareholders and Daedalus Ecosciences paid cash consideration of $1,000,000 to the Range Shareholders for 80% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequent to entering into the Share Purchase Agreement, the Company discovered that Joshua Justice, one of the Range Shareholders (“Justice”), made certain misrepresentations in the Share Purchase Agreement. On July 12, 2022, the Company entered into a Separation Agreement, by and among the Company, Daedalus Ecosciences, the Range Reclamation Entities, and Justice and his spouse (the “Separation Agreement”) pursuant to which Justice: a) acknowledged that his employment with the Range Reclamation Entities was terminated for cause effective June 30, 2022; b) returned the 5,000,000 shares of the Company’s common stock that had been issued to him under the terms of the Share Purchase Agreement; c) transferred his 10% interest in each of the Range Reclamation Entities to Daedalus Ecosciences; and d) paid Daedalus Ecosciences cash in an amount of $250,000. As a result, only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered to have been issued in exchange for 90% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the remaining Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”), pursuant to which Starks exchanged his 10% common stock ownership of the Range Reclamation Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Reclamation Entities, as a result of which, the Range Reclamation Entities are now wholly-owned subsidiaries of Daedalus Ecosciences and the Range Reclamation Entities are reported as wholly-owned indirect subsidiaries of the Company in the financial statements made part of this Form 10-Q. No other changes were made to the consideration received by Starks as part of the Share Purchase Agreement and he remains as President of each of the Range Reclamation Entities.

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

Goodwill has an assigned value of $751,421 and represents the value of the Range Reclamation Entities’ brand reputation, customer base and employee relations.

3. GOODWILL

Goodwill increased to $751,421 at December 31, 2022. There had been no goodwill at December 31, 2021. The increase in goodwill was driven by the addition of the Range Reclamation Entities in the period and represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	December 31, 2022	December 31, 2021
Range Reclamation Entities:
Beginning Balance	$-	$-
Acquisitions	751,421	-
Adjustments	-	-
Ending Balance	$751,421	$-

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

In May 2022, the Company purchased 90% of the outstanding common stock of each of the Range Reclamation Entities for a combination of Company shares and cash, as described in Note 2. Only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered outstanding as of December 31, 2022, in order to reflect the effects of the Separation Agreement.

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

5. STOCK OPTIONS

Stock options issued during the year ended December 31, 2022

During the year ended December 31, 2022, the Company granted to directors, advisors, and employees options to purchase an aggregate of 2,650,000 shares of the Company’s common stock with exercise prices of $0.18 per share that expire ten years from the date of grant, and vested upon grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 277.5%, (ii) discount rate of 3.82%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to employees at their grant dates was approximately $393,260, all of which was allocated to general and administrative expenses during the year ended December 31, 2022.

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

During the year ended December 31, 2022 and the nine months ended December 31, 2021, total stock-based compensation expense related to vested stock options was $393,260 and $297,984, respectively. At December 31, 2022, there was no remaining unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the year ended December 31, 2022 and the nine months ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	5,997,544	$0.91
Granted	1,150,000	0.277
Exchanged	(265,000)
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance outstanding at December 31, 2021	6,882,544	$0.69
Granted	2,650,000	0.18
Exercised	-	-
Expired	(140,000)	1.12
Forfeited	-	-
Balance outstanding at December 31, 2022	9,392,544	$0.54
Balance exercisable at December 31, 2022	9,392,544	$0.54

At December 31, 2022, the 9,392,544 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding and exercisable, December 31, 2022	2,650,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,392,544

6. WARRANTS

A summary of warrants to purchase common stock issued during the year ended December 31, 2022 and the nine months ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at March 31, 2021	146,668	$3.00
Granted	500,000	0.32
Exercised	-	-
Expired	-	-
Balance outstanding at December 31, 2021	646,668	$1.08
Granted	21,666,667	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2022	22,313,335	$0.61

At December 31, 2022, the 22,313,335 outstanding stock warrants had no intrinsic value and at December 31, 2021, the 646,668 outstanding stock warrants had no intrinsic value.

7. NOTES PAYABLE

Range Environmental was granted a loan (the “PPP loan”) from United Bank for $109,435 on March 9, 2021, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan had a maturity date of March 9, 2023 and bore interest at a rate of 1% per annum, with the first six months of interest deferred. On August 19, 2022, Range Environmental received notice that the U.S. Small Business Administration (“SBA”) had reviewed the forgiveness application of Range Environmental’s PPP loan and provided forgiveness of the entire principal of the PPP loan plus accrued interest. The Company recognized a gain on forgiveness of the PPP loan of $109,435 during the year ended December 31, 2022.

On June 17, 2020, Range Environmental was granted an SBA Disaster Loan in the amount of $150,000 with an interest rate of 3.75% per annum. On September 14, 2022, the Company paid the entire balance due on this loan of $162,575, including $12,575 in accrued interest.

The Company had no notes payable outstanding as of December 31, 2022.

8. LINE OF CREDIT

In November 2022, the Company secured a line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2023, and bears interest at one percent (1%) above the prime rate. As of December 31, 2022, the balance due under the line of credit was $0.

9. EQUITY LINE

In August 2021, the Company entered into a $5,000,000 equity line transaction with Triton Funds, LP (“Triton”) providing for the issuance and sale by the Company to Triton of a number of shares of the Company’s common stock having an aggregate value of up to $5,000,000 and warrants to purchase up to an equal number of shares of the Company’s common stock. In its sole discretion and subject to certain agreed upon funding conditions, the Company may submit, from time to time, notices obligating Triton to purchase shares with a value of up to $250,000 until the financing arrangement expires on December 31, 2022 or Triton has purchased the $5,000,000 of shares pursuant to the equity line transaction. On December 31, 2022, this equity line expired with $169,950 of the $5,000,000 available financing used.

10. INCOME TAXES

The Company had no income tax expense for the year ended December 31, 2022 and the nine months ended December 31, 2021 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31, 2022	Nine Months Ended December 31, 2021
Federal statutory tax rate	(21)%	(21)%
State tax rate, net of federal benefit	(7)%	(7)%
Total federal and state tax rate	(28)%	(28)%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	December 31, 2022	December 31, 2021
Net deferred tax assets:
Net operating loss carryforwards	$6,690,000	$5,938,000
Stock-based compensation	3,514,000	3,284,000
Goodwill	202,000	-
Research credits	86,000	64,000
Operating lease liability	-	-
Gross deferred tax assets	10,492,000	9,286,000
Less: valuation allowance	(9,174,000)	(8,178,000)
Total deferred tax assets	1,318,000	1,108,000
Deferred tax liabilities:
Derivative income	1,108,000	1,108,000
Fixed assets	210,000	-
Operating lease right-of-use asset	-	-
Total deferred tax liabilities	1,318,000	1,108,000
Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended December 31, 2022 and the nine months ended December 31, 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended December 31, 2022 and the nine months ended December 31, 2021, the valuation allowance increased by $996,000 and $491,000, respectively.

At December 31, 2022 and December 31, 2021, the Company had available Federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. For Federal purposes, the amounts available were approximately $24.0 million and $22.8 million, respectively. For state purposes, approximately $23.4 million and $22.9 million was available at December 31, 2022 and December 31, 2021, respectively. The Federal carryforwards expire on various dates through 2042 and the state carryforwards expire through 2039. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company’s operations are based in California and Ohio and it is subject to Federal, California and Ohio state income tax. Tax years after 2016 are open to examination by United States and state tax authorities.

The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. ASC 740 also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. As of December 31, 2022 and December 31, 2021, no liability for unrecognized tax benefits was required to be recorded or disclosed.

11. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral. Interest rates range from 3.69% to 9.95% for 2022. The debt matures from 2023 through 2028.

A summary of payments due under the long-term debt by year is as follows:

2023	$1,319,201
2024	1,048,133
2025	862,958
2026	677,950
2027	638,957
2028 and later	510,015
Total long-term debt	$5,057,214

12. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 72% of total sales for the year ended December 31, 2022, respectively.

Accounts receivable from the same customer were 62% of total accounts receivable and unbilled receivables as of December 31, 2022.

13. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of December 31, 2022, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

14. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services, categories, business segments and major customers in financial statements. The Company has five reportable segments that are based on the following business units: (i) Environmental Services, (ii) Biochar Products and Services, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. The Company operated two reportable business segments during the year ended December 31, 2022, the Cannabinoid Drug Development and Environmental Services segments. The other business segments began operating in 2023.

●	Cannabinoid Drug Development – glycosylated cannabinoid drug development program

●	Environmental Services – land reclamation, water restoration and environmental consulting services

●	Biochar Products and Solutions - biochar product development and environmental solutions business

●	Stream Mitigation Banking – mitigation banks to restore waterways and support economic development

●	Environmental Security Services – security services on mines transitioning to next generation industries

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the year ended December 31, 2022
	Drug Development	Environmental Services	Corporate	Total

Sales	$-	$4,832,278	$-	$4,832,278
Gross profit	-	1,393,252	-	1,393,252
Net income (loss)	(470,803)	816,469	(1,417,842)	(1,072,176)

Total assets	-	6,056,568	2,173,897	8,230,465
Depreciation	-	395,543	-	395,543
Interest expense	-	54,402	26,776	81,178
Tax expense	-	-	-	-
Capital expenditures for long-lived assets	$-	$5,813,057	$-	$-

	For the nine months ended December 31, 2021
	Drug Development	Environmental Services	Corporate	Total

Net Loss	$(298,925)	$(17,484)	$(1,396,560)	$(1,712,969)

Total assets	8,134	-	42,785	50,919
Depreciation	-	-	-	-
Other expense	-	-	270	270
Tax expense	-	-	-	-
Capital expenditures for long-lived assets	$-	$-	$-	$-

15. QUARTERLY DATA (UNAUDITED)

Summarized financial information for each quarter during the year ended December 31, 2022 and the nine months ended December 31, 2021 is below:

	Quarter ended March 31, 2022	Quarter ended June 30, 2022	Quarter ended September 30, 2022	Quarter ended December 31, 2022

Revenues	$-	$639,359	$1,547,258	$2,645,661
Gross profit	-	64,952	357,783	970,517
Loss from operations	(443,671)	(423,197)	(198,002)	(25,563)
Net loss	(447,974)	(443,186)	(119,616)	(51,400)
Net loss per share – basic and diluted	(0.01)	(0.01)	-	-

	Quarter ended June 30, 2021	Quarter ended September 30, 2021	Quarter ended December 31, 2021

Revenues	$-	$-	-
Gross profit	-	-	-
Income (loss) from operations	(612,249)	(504,361)	(596,089)
Net income (loss)	(612,235)	(504,358)	(596,376)
Net income (loss) per share – basic and diluted	(0.01)	(0.01)	(0.01)

16. PRO FORMA DATA (UNAUDITED)

In May 2022, the Company acquired the “Range Reclamation Entities, which primarily focus on the reclamation of former coal mines, and the remediation of non-compliant streams and waterways. The acquired business contributed revenue of $4,832,278 and net income of $816,469 for the period from May 12, 2022 to December 31, 2022. The following unaudited pro forma summary presents the consolidated information of the Company as if the acquisition had occurred on January 1, 2022:

Pro forma year ended December 31, 2022

Revenues	$5,848,298
Gross profit	1,636,284
Net income (loss)	(1,235,473)

17. SUBSEQUENT EVENTS

In March 2023, the Company entered into a lease of our office and laboratory space at 2224A Sierra Meadows Drive, Rocklin, California 95677, which requires a lease payment of approximately $3,000 per month and expires on March 31, 2024.

