Form 10-Q
period 2023-03-31
MALACHITE INNOVATIONS, INC.
filed 2023-05-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 15, 2023, there were 80,850,148 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2023 AND DECEMBER 31, 2022	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$229,018	$442,369
Accounts receivable	1,233,532	981,385
Prepaid expenses	884	884
Total current assets	1,463,434	1,424,638
Long-term Assets
Equipment, net of accumulated depreciation	6,437,556	6,045,514
Goodwill	751,421	751,421
Deposits	8,892	8,892
Total long-term assets	7,197,869	6,805,827
Total Assets	$8,661,303	$8,230,465

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,034,427	$233,808
Current portion of long-term debt	1,025,362	1,319,201
Line of credit	100,000	-
Total current liabilities	2,159,789	1,553,009
Long-term Liabilities
Long-term debt, net of current portion	3,788,931	3,738,013
Total long-term debt	3,788,931	3,738,013
Total liabilities	5,948,720	5,291,022

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 78,116,814 and 78,116,814 shares issued and outstanding, respectively	78,117	78,117
Additional paid-in-capital	53,074,180	53,074,180
Accumulated deficit	(50,439,714)	(50,212,854)
Total stockholders’ equity	2,712,583	2,939,443
Total Liabilities and Stockholders’ Equity	$8,661,303	$8,230,465

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$3,014,887	$-
Cost of services	2,365,885	-
Gross profit	649,002	-

Operating Expenses:
General and administrative	726,048	317,941
Research and development	106,177	125,730
Total operating expenses	832,225	443,671

Loss from operations	(183,223)	(443,671)

Other income (expense):
Interest expense	(43,637)	(4,303)
Total other income (expense)	(43,637)	(4,303)

Net loss	$(226,860)	$(447,974)

Net loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	78,116,814	51,450,147

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31, 2023 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Net loss	-	-	-	(226,860)	(226,860)
Balance as of March 31, 2023 (Unaudited)	78,116,814	$78,117	$53,074,180	$(50,439,714)	$2,712,583

	Three months ended March 31, 2022 (Unaudited)
	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021	51,450,147	$51,250	$48,707,787	$(49,140,678)	$(381,641)
Net loss	-	-	-	(447,974)	(447,974)
Balance as of March 31, 2022 (Unaudited)	51,450,147	$51,250	$48,707,787	$(49,588,652)	$(829,615)

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(226,860)	$(447,974)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	354,184	-
Changes in operating assets and liabilities:
Accounts receivable	(252,147)	-
Prepaid expense and other current assets	-	3,000
Accounts payable and accrued liabilities	800,619	50,993
Deposits	-	(200)
Net cash provided by (used in) operating activities	675,796	(394,181)

Cash flows from investing activities:
Equipment purchases	(746,226)	-
Net cash used in investing activities	(746,226)	-

Cash flows from financing activities:
Proceeds from long-term debt	383,202	-
Repayment of long-term debt	(626,123)	-
Proceeds from line of credit	100,000	400,000
Net cash provided by (used in) financing activities	(142,921)	400,000

Net increase (decrease) in cash and cash equivalents	(213,351)	5,819

Cash and cash equivalents - beginning of period	442,369	38,343
Cash and cash equivalents - end of period	$229,018	$44,162

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,637	$4,303

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”, “we”, “us”, “our” or “Malachite”), was incorporated in the State of Nevada on June 29, 2007. Malachite is a public holding company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Malachite owns and operates a balanced portfolio of operating businesses focused on developing long-term solutions to environmental, social and health challenges, with a particular focus on economically disadvantaged communities. Malachite takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Malachite seeks to thoughtfully allocate its capital into ventures that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

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

In October 2021, the Company changed its name to Malachite Innovations, Inc. and reorganized its corporate structure and created the following two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”) which was formed to serve as a holding company for the Company’s future impact investing operating businesses.

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

On December 31, 2022, Daedalus was merged into Malachite Innovations, Inc., leaving Malachite Innovations, Inc., as the parent company with full ownership of all of its wholly-owned operating subsidiaries, including the Range Reclamation Entities, Terra Preta, Inc., Pristine Stream Ventures, Inc., Range Security Resources, Inc. and Graphium.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company incurred a net loss of $226,860 and $675,796 of cash was provided by the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of March 31, 2023, that it has sufficient funds to operate the business for 12 months given its cash balance of $229,018, line of credit availability of $900,000, and revenues being generated by the Range Reclamation Entities. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Graphium Biosciences, Inc., Range Environmental Resources, Inc., Range Natural Resources, Inc., Terra Preta, Inc., Pristine Stream Ventures, Inc., Range Security Resources, Inc., Aether Credit Ventures, Inc., NextGen AgriTech, Inc., and Daedalus Ecosciences, Inc. (merged into Malachite Innovations, Inc. on December 31, 2022), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services on an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the three months ended March 31, 2023 or the three months ended March 31, 2022. Accounts receivable were $1,233,532 and $981,385 at March 31, 2023 and December 31, 2022, respectively. No bad debt expense was accrued in either the three months ended March 31, 2023 or the three months ended March 31, 2022 and there is no allowance for doubtful accounts as of March 31, 2023 or December 31, 2022.

Equipment

Equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	March 31, 2023	December 31, 2022

Equipment	$7,384,039	$6,637,814
Accumulated depreciation	946,483	592,300
Net book value	6,437,556	6,045,514
Depreciation expense	$354,184	$395,543

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of March 31, 2023. The laboratory space lease in Rocklin, California was renewed in March 2023 and ends on March 31, 2024.

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

	March 31, 2023	December 31, 2022
Options	9,392,544	9,392,544
Warrants	22,313,335	22,313,335
Total	31,705,879	31,705,879

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

Segments

As of March 31, 2023, the Company has five operating business segments: (i) Environmental Services, (ii) Biochar Products and Solutions, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. In October 2021, the Company began operating under two segments: (i) Graphium Biosciences, Inc., a wholly-owned subsidiary of the Company, reports the operating results of our cannabinoid drug development segment, which is advancing a broad portfolio of glycosylated cannabinoid prodrugs that have been developed to unlock the rebalancing effects of the endocannabinoid system to address numerous chronic conditions, and (ii) the Range Reclamation Entities, which are wholly-owned subsidiaries of the Company, report the operating results of the Environmental Services segment, which provides land reclamation, water restoration and environmental consulting services to mining and non-mining customers. The Biochar Products and Solutions, Stream Mitigation Banking, and Environmental Security Services business segments began operations in the first quarter of 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. This did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

3. GOODWILL

Goodwill is $751,421 at March 31, 2023 and at December 31, 2022. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	March 31, 2023	December 31, 2022
Environmental Services:
Beginning Balance	$751,421	$-
Acquisitions	-	751,421
Adjustments	-	-
Ending Balance	$751,421	$751,421

4. STOCK OPTIONS

Stock options issued during the three months ended March 31, 2023 and the three months ended March 31, 2022

No stock options were granted to directors, advisors, and employees during the three months ended March 31, 2023 or the three months ended March 31, 2022.

During the three months ended March 31, 2023 and the three months ended March 31, 2022, the Company recorded no stock-based compensation expense related to vested stock options. At March 31, 2023, there was no remaining unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the three months ended March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	9,392,544	$0.54
Granted	-	-
Exchanged	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance outstanding at March 31, 2023	9,392,544	$0.54
Balance exercisable at March 31, 2023	9,392,544	$0.54

At March 31, 2023, the 9,392,544 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- date Stock Price
Options Outstanding and exercisable, March 31, 2023	2,650,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,392,544

5. WARRANTS

A summary of warrants to purchase common stock issued during the three months ended March 31, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	22,313,335	$0.61
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at March 31, 2023	22,313,335	$0.61

At March 31, 2023, the 22,313,335 outstanding stock warrants had no intrinsic value.

6. NOTES PAYABLE

The Company had no notes payable outstanding as of March 31, 2023.

7. LINE OF CREDIT

In November 2022, the Company secured a line of credit with a bank with a limit of $1,000,000. The line of credit has a maturity date of November 30, 2023, and bears interest at one percent (1%) above the prime rate. As of March 31, 2023, the balance due under the line of credit was $100,000.

8. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral. Interest rates range from 3.69% to 9.95% for 2023. The debt matures from 2023 through 2028.

A summary of payments due under the long-term debt by year is as follows:

2023 – due between April 1, 2023 and March 31, 2024	$1,025,362
2024 – due between April 1, 2024 and March 31, 2025	1,136,102
2025 – due between April 1, 2025 and March 31, 2026	835,671
2026 – due between April 1, 2026 and March 31, 2027	754,233
2027 – due between April 1, 2027 and March 31, 2028	679,880
2028 and later – due between April 1, 2028 and thereafter	383,045
Total long-term debt	$4,814,293

9. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 89% of total sales for the three months ended March 31, 2023.

Accounts receivable from the same customer were 95% of total accounts receivable as of March 31, 2023.

10. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of March 31, 2023, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

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

The five reportable segments that result from applying the aggregation criteria are as follows:

●	Environmental Services – land reclamation, water restoration and environmental consulting services

●	Biochar Products and Solutions - biochar product development and environmental solutions business

●	Stream Mitigation Banking – mitigation banks to restore waterways and support economic development

●	Environmental Security Services – security services on mines transitioning to next generation industries

●	Cannabinoid Drug Development – glycosylated cannabinoid drug development program

The Company operated two reportable business segments during the three months ended March 31, 2022, the Cannabinoid Drug Development and Environmental Services segments. The other business segments began operating in 2023.

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2023
	Environmental Services	Biochar Products and Solutions	Stream Mitigation Banking	Environmental Security Services	Cannabinoid Drug Development	Corporate	Total

Sales	$2,988,487	$-	-	$26,400	$-	$-	$3,014,887
Gross profit	638,579	-	-	10,423	-	-	649,002
Net income (loss)	186,643	(19,164)	-	(17,105)	(106,177)	(271,057)	(226,860)

Total assets	8,550,781	15,564	-	77,962	8,584	8,412	8,661,303
Depreciation	352,756	-	-	1,428	-	-	354,184
Interest expense	42,750	-	-	-	-	887	43,637
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$678,202	$15,350	-	$52,674	$-	$-	$746,226

	For the three months ended March 31, 2022
	Environmental Services	Cannabinoid Drug Development	Corporate	Total

Sales	-	-	-	-
Gross Profit	-	-	-	-
Net Loss	$(20,717)	$(125,730)	$(301,527)	$(447,974)

Total assets	-	8,334	45,604	53,938
Depreciation	-	-	-	-
Interest expense	-	-	4,303	4,303
Tax expense	-	-	-	-
Capital expenditures for long-lived assets	$-	$-	$-	$-

12. SUBSEQUENT EVENTS

In April 2023, the Company entered into securities purchase agreements providing for the issuance and sale of (i) 2,733,334 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 2,733,334 shares of the Company’s common stock, at a price of $0.60 per share (“Warrants”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the Shares and Warrants was approximately $400,000.

In May 2023, the Company issued options to purchase 300,000 shares of the Company’s common stock to a consultant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this discussion and analysis and elsewhere in this Quarterly Report, the “Company”, “we”, “us” or “our” refer to Malachite Innovations, Inc., a Nevada corporation.

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and costs of raw materials required in our drug development process; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Operating Business Segments

Our five operating business segments are: (i) Environmental Services, (ii) Biochar Products and Solutions, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. The Stream Mitigation Banking segment did not have significant operations in the three months ended March 31, 2023.

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

At the time of acquisition in May 2022, the Range Reclamation Entities had one reclamation customer, 15 pieces of owned and financed equipment, eight pieces of rented equipment, and 12 employees, all located and operating in West Virginia. As of March 30, 2023, less than one year later, the businesses had three reclamation customers, more than 40 pieces of owned and financed equipment, and 27 employees in West Virginia. For the full year 2021, the Range Reclamation Entities had revenues of approximately $2.5 million. For the partial year period from May 11, 2022 to December 31, 2022, the Range Reclamation Entities had revenues of approximately $4.8 million. For the first quarter of 2023, the Range Reclamation Entities had revenues of approximately $3.0 million. The Range Reclamation Entities have also made a significant investment in recruiting, retaining and rewarding employees, including providing new benefits such as health insurance, paid time off, vacation days, 401K retirement plan, and job advancement training. The Range Reclamation Entities’ employees are their most valuable asset, and therefore we are committed to building a best-in-class culture and financially rewarding our talented, hard-working employees so that we can maximize the good we can do for our people and their families.

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

Results of Operations

Three Months Ended March 31, 2023 and March 31, 2022

The Company’s revenue during the three months ended March 31, 2023 was $3,014,887 and its gross profit was $649,002. The Company had no revenue or gross profit during the three months ended March 31, 2022 as all of the Company’s revenue was generated by the Range Reclamation Entities acquired in May 2022 and Range Security, which began operating during the first quarter of 2023. Our net loss during the three months ended March 31, 2023 was $226,860 compared to a net loss of $447,974 for the three months ended March 31, 2022 (a decrease of $221,114).

During the three months ended March 31, 2023, we incurred general and administrative expenses in the aggregate amount of $726,048, compared to $317,941 incurred during the three months ended March 31, 2022 (an increase of $408,107). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. The largest increase related to the general and administrative expenses incurred by our Environmental Services segment of $409,485 during the three months ended March 31, 2023.

In addition, during the three months ended March 31, 2023, we incurred research and development costs of $106,177, compared to $125,730 during the three months ended March 31, 2022 (a decrease of $19,553). This decrease resulted from a decrease in legal fees, which decreased to $11,291 during the three months ended March 31, 2023, from $31,617 during the three months ended March 31, 2022.

During the three months ended March 31, 2023, we recorded total net other expense in the amount of $43,637, compared to total net other expense of $4,303 recorded during the three months ended March 31, 2022 (an increase of $39,334). All of this difference was attributable to higher interest expense during the three months ended March 31, 2023.

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $50,439,714.

As of March 31, 2023, we had total current assets of $1,463,434, primarily comprised of cash in the amount of $229,018 and accounts receivable of $1,233,532. As of March 31, 2023 we had total current liabilities of $2,159,789, consisting of accounts payable of $1,034,427 and the current portion of long-term debt in the amount of $1,025,362. As a result, on March 31, 2023, the Company had negative working capital of $(696,355). At December 31, 2022, the Company had negative working capital of $(128,371).

As of March 31, 2023, the Company had long-term assets of $7,197,869, comprised of net equipment assets of $6,437,556, goodwill of $751,421, and deposits of $8,892. As of March 31, 2023, the Company had long-term liabilities of $3,788,931, comprised of long-term debt, net of current portion. As of December 31, 2022, the Company had long-term assets of $6,805,827, comprised of net equipment assets of $6,045,514, goodwill of $751,421, and deposits of $8,892. As of December 31, 2022, the Company had long-term liabilities of $3,738,013, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating losses for the 12 months following March 31, 2023 are expected to be approximately $1,000,000, which is comprised of general operating and research and development expenses which we expect to be partially offset by revenue generated by the Range Reclamation Entities and Range Security. Based on the Company’s cash balance of $229,018, $900,000 available under its revolving credit line, and its estimated net operating losses of approximately $1,000,000 for the 12-month period ending March 31, 2024, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate positive cash flow from its operating businesses, other than its Cannabinoid Drug Development business, but may also seek additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan.

Our estimated total expenditures for the 12-month period ending March 31, 2024 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

For the three months ended March 31, 2023, net cash generated by operating activities was $675,796 compared to net cash used in operating activities of $394,181 for the three months ended March 31, 2022. This increase of $1,069,977 was primarily attributable to a lower net loss of $226,860 during the three months ended March 31, 2023, compared to a net loss of $447,974 during the three months ended March 31, 2022, as well as an increase in accounts payable of $800,619 during the three months ended March 31, 2023, compared to an increase in accounts payable of $50,993 during the three months ended March 31, 2022, as well as depreciation expense of $354,184 during the three months ended March 31, 2023, compared to $0 during the three months ended March 31, 2022. Net cash provided by operating activities during the three months ended March 31, 2023 consisted of a net loss of $226,860 and an increase in accounts receivable of $252,147, offset by an increase in accounts payable of $800,619 and depreciation expense of $354,184. Net cash used in operating activities during the three months ended March 31, 2022 consisted primarily of a net loss of $447,974, offset by an increase in accounts payable of $50,993.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $746,226, which consisted of equipment purchased by the Range Reclamation Entities, Terra Preta and Range Security. No net cash was used in or provided by investing activities during the three months ended March 31, 2022.

Net Cash Provided By Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $142,921, compared to net cash provided from financing activities of $400,000 during the three months ended March 31, 2022. Net cash used in financing activities for the three months ended March 31, 2023 consisted of proceeds of $383,202 from long-term debt, and proceeds of $100,000 from a revolving credit line, offset by the repayment of long-term debt of $626,123. The cash provided during the three months ended March 31, 2022 was a result of proceeds of $400,000 from a revolving credit line.

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

Revenue

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services on an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2023, the Company entered into securities purchase agreements providing for the issuance and sale of (i) 2,733,334 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 2,733,334 shares of the Company’s common stock, at a price of $0.60 per share. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Shares and Warrants was approximately $400,000.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023

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

* Filed herewith

