Form 10-Q
period 2023-06-30
MALACHITE INNOVATIONS, INC.
filed 2023-08-01
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, there were 80,850,148 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2023 AND DECEMBER 31, 2022	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$359,564	$442,369
Accounts receivable	1,273,635	981,385
Unbilled receivables	1,129,046	-
Prepaid expenses	47,719	884
Total current assets	2,809,964	1,424,638
Long-term Assets
Equipment, net of accumulated depreciation	6,134,119	6,045,514
Goodwill	751,421	751,421
Deposits	19,976	8,892
Total long-term assets	6,905,516	6,805,827
Total Assets	$9,715,480	$8,230,465

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$772,892	$233,808
Current portion of long-term debt	1,089,509	1,319,201
Line of credit	1,200,000	-
Total current liabilities	3,062,401	1,553,009
Long-term Liabilities
Long-term debt, net of current portion	3,457,814	3,738,013
Total long-term debt	3,457,814	3,738,013
Total liabilities	6,520,215	5,291,022

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 80,850,148 and 78,116,814 shares issued and outstanding, respectively	80,850	78,117
Additional paid-in-capital	53,517,367	53,074,180
Accumulated deficit	(50,402,952)	(50,212,854)
Total stockholders’ equity	3,195,265	2,939,443
Total Liabilities and Stockholders’ Equity	$9,715,480	$8,230,465

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,998,267	$639,359	$7,013,154	$639,359
Cost of services	3,153,166	574,407	5,519,051	574,407
Gross profit	845,101	64,952	1,494,103	64,952

Operating expenses:
General and administrative	635,898	380,326	1,361,946	698,267
Research and development	107,444	107,823	213,621	233,553
Total operating expenses	743,342	488,149	1,575,567	931,820

Income (loss) from operations	101,759	(423,197)	(81,464)	(866,868)

Other expenses:
Interest expense	(64,997)	(19,989)	(108,634)	(24,292)
Other income	-	-	-	-
Total other expenses, net	(64,997)	(19,989)	(108,634)	(24,292)

Net income (loss)	$36,762	$(443,186)	$(190,098)	$(891,160)

Basic and diluted income (loss) per common share	$0.00	$(0.01)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	80,519,745	65,406,191	79,324,917	58,466,722

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three months ended June 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2023	78,116,814	$78,117	$53,074,180	$(50,439,714)	$2,712,583
Shares issued for cash	2,733,334	2,733	407,267	-	410,000
Fair value of vested stock options	-	-	35,920	-	35,920
Net income	-	-	-	36,762	36,762
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265

	Three months ended June 30, 2022
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2022	51,450,147	$51,450	$48,707,587	$(49,588,652)	$(829,615)
Shares issued for cash	20,000,000	20,000	2,980,000	-	3,000,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(443,186)	(443,186)
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199

	Six months ended June 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Shares issued for cash	2,733,334	2,733	407,267	-	410,000
Fair value of vested stock options	-	-	35,920	-	35,920
Net loss	-	-	-	(190,098)	(190,098)
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265

	Six months ended June 30, 2022
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)
Shares issued for cash	20,000,000	20,000	2,980,000	-	3,000,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(891,160)	(891,160)
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(190,098)	$(891,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	35,920	-
Depreciation	695,910	55,392
Changes in operating assets and liabilities:
Accounts receivable	(292,250)	273,412
Unbilled receivables	(1,129,046)	(230,929)
Interest accrued but not paid	-	2,789
Due from shareholder	-	(250,000)
Prepaid expense and other current assets	(46,835)	3,000
Accounts payable and accrued liabilities	539,084	192,628
Deposits	(11,084)	(200)
Net cash used in operating activities	(398,399)	(845,068)

Cash flows from investing activities:
Equipment purchases	(784,515)	(1,107,833)
Cash acquired in acquisition of Range Environmental Resources	-	15,827
Cash paid for acquisition of Range Environmental Resources	-	(750,000)
Net cash used in investing activities	(784,515)	(1,842,006)

Cash flows from financing activities:
Issuance of shares for cash	410,000	3,000,000
Proceeds from long-term debt	383,202	1,015,020
Repayment of long-term debt	(893,093)	-
Proceeds from line of credit	1,200,000	500,000
Net cash provided by financing activities	1,100,109	4,515,020

Net increase (decrease) in cash and cash equivalents	(82,805)	1,827,946

Cash and cash equivalents - beginning of period	442,369	38,343
Cash and cash equivalents - end of period	$359,564	$1,866,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,634	$21,503
Stock issued for acquisition	-	750,000
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

On December 31, 2022, Daedalus was merged into Malachite Innovations, Inc., leaving Malachite Innovations, Inc., as the parent company and the Range Reclamation Entities, Aether Credit Ventures, Inc., NextGen AgriTech, Inc., Pristine Stream Ventures, Inc., Range Security Resources, Inc., Terra Preta, Inc. and Graphium as its wholly-owned subsidiaries.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company incurred a net loss of $190,098 and used $398,399 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of June 30, 2023, that it has sufficient funds to operate the business for 12 months given its cash balance of $359,564, line of credit availability of $800,000, and revenues being generated by the Range Reclamation Entities. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aether Credit Ventures, Inc., Graphium Biosciences, Inc., NextGen AgriTech, Inc., Pristine Stream Ventures, Inc., Range Environmental Resources, Inc., Range Natural Resources, Inc., Range Security Resources, Inc., Terra Preta, Inc., and Daedalus Ecosciences, Inc. (merged into Malachite Innovations, Inc. on December 31, 2022), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the three months ended June 30, 2023 or the three months ended June 30, 2022. Accounts receivable were $1,273,635 and $981,385 at June 30, 2023 and December 31, 2022, respectively. No bad debt expense was accrued in either the three months ended June 30, 2023 or the three months ended June 30, 2022 and there is no allowance for doubtful accounts as of June 30, 2023 or December 31, 2022.

Unbilled Receivables

Unbilled receivables represent revenue that has been recognized on projects for which billings have not been presented to the customer because the amounts were earned but not billable at the balance sheet date.

Equipment

Equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	June 30, 2023	December 31, 2022

Equipment	$7,422,329	$6,637,814
Accumulated depreciation	1,288,210	592,300
Net book value	6,134,119	6,045,514
Depreciation expense	$695,910	$395,543

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of June 30, 2023, the Company had no lease commitments for longer than one year.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted income (loss) per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted unless they are antidilutive. Diluted income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2023	December 31, 2022
Options	9,792,544	9,392,544
Warrants	25,046,669	22,313,335
Total	34,839,213	31,705,879

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

Segments

As of June 30, 2023, the Company has five operating business segments: (i) Environmental Services, (ii) Biochar Products and Solutions, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. In October 2021, the Company began operating under two segments: (i) Graphium Biosciences, Inc., a wholly-owned subsidiary of the Company, reports the operating results of our cannabinoid drug development segment, which is advancing a broad portfolio of glycosylated cannabinoid prodrugs that have been developed to unlock the rebalancing effects of the endocannabinoid system to address numerous chronic conditions, and (ii) the Range Reclamation Entities, which are wholly-owned subsidiaries of the Company, report the operating results of the Environmental Services segment, which provides land reclamation, water restoration and environmental consulting services to mining and non-mining customers. The Biochar Products and Solutions, Stream Mitigation Banking, and Environmental Security Services business segments began operations in the first quarter of 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. This did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the remaining Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”), pursuant to which Starks exchanged his 10% common stock ownership of the Range Reclamation Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Reclamation Entities. As a result of the merger of Daedalus Ecosciences into Malachite as of December 31, 2022, the Range Reclamation Entities are reported as wholly-owned subsidiaries of the Company in the financial statements made part of this Form 10-Q. No other changes were made to the consideration received by Starks as part of the Share Purchase Agreement and he remains as President of each of the Range Reclamation Entities.

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

3. GOODWILL

Goodwill was $751,421 at June 30, 2023 and at December 31, 2022. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	June 30, 2023	December 31, 2022
Environmental Services:
Beginning Balance	$751,421	$-
Acquisitions	-	751,421
Adjustments	-	-
Ending Balance	$751,421	$751,421

4. EQUITY

Issuance of Common Stock and Warrants

On April 11, 2023, the Company entered into securities purchase agreements providing for the issuance and sale by the Company of (i) 2,733,334 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 2,733,333 shares of the Company’s common stock (the “Warrants”, and the shares issuable upon exercise of the Warrant, the “Warrant Shares”) at a price of $0.60 per share. The Warrants expire on April 11, 2028. The aggregate proceeds to the Company from the sale of the Shares and Warrants were approximately $400,000.

5. STOCK OPTIONS

Stock options issued during the three months ended June 30, 2023 and the three months ended June 30, 2022

During the three months ended June 30, 2023, the Company granted options to two outside advisors to purchase an aggregate of 400,000 shares of the Company’s common stock with exercise prices of $0.18 per share that expire five years from the date of grant. Options to purchase 200,000 shares vested upon grant and options to purchase 200,000 vest over two years. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate between 273.24% and 273.87%, (ii) discount rate between 1.4% and 1.55%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the term of the options. The total fair value of the option grants at their grant dates was approximately $71,840, $35,920 of which was allocated to general and administrative expenses during the three months ended June 30, 2023.

No stock options were granted to directors, advisors, and employees during the three months ended June 30, 2022.

During the three months ended June 30, 2023, total stock-based compensation expense related to vested stock options was $35,920. During the three months ended June 30, 2022, the Company recorded no stock-based compensation expense related to vested stock options. At June 30, 2023, the remaining unamortized cost of the outstanding stock-based awards was approximately $35,920 and will be amortized on a straight-line basis over the remaining vesting period of 2 years.

A summary of the Company’s stock option activity during the six months ended June 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	9,392,544	$0.54
Granted	400,000	0.18
Exchanged	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance outstanding at June 30, 2023	9,792,544	$0.52
Balance exercisable at June 30, 2023	9,592,544	$0.53

At June 30, 2023, the 9,792,544 outstanding stock options had no intrinsic value.

A summary of the Company’s stock options outstanding as of June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, June 30, 2023	3,050,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,792,544

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, June 30, 2023	2,850,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	83,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,592,544

6. WARRANTS

A summary of warrants to purchase common stock issued during the six months ended June 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	22,313,335	$0.61
Granted	2,733,334	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at June 30, 2023	25,046,669	$0.61

At June 30, 2023, the 25,046,669 outstanding stock warrants had no intrinsic value.

7. LINES OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. The line of credit expires on November 30, 2023 and bears interest at one percent (1%) above the prime rate (9.25% at June 30, 2023). As of June 30, 2023, the balance due under the line of credit was $200,000.

In June 2023, the Range Reclamation Entities secured a separate bank line of credit with a limit of $1,000,000. This line of credit is secured by all of the Range Reclamation Entities’ fixed assets. This line of credit expires on June 24, 2024 and bears interest at the prime rate (8.25% at June 30, 2023). As of June 30, 2023, the balance due under this line of credit was $1,000,000.

8. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral. Interest rates range from 3.69% to 9.95% for 2023. The debt matures from 2023 through 2028.

A summary of payments due under the long-term debt by year is as follows:

2023 – due between July 1, 2023 and June 30, 2024	$1,089,509
2024 – due between July 1, 2024 and June 30, 2025	1,133,938
2025 – due between July 1, 2025 and June 30, 2026	768,744
2026 – due between July 1, 2026 and June 30, 2027	756,993
2027 – due between July 1, 2027 and June 30, 2028	626,976
2028 and later – due on July 1, 2028 and thereafter	171,163
Total long-term debt	$4,547,323

9. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 94% and 92% of total sales for the three months ended June 30, 2023 and the six months ended June 30, 2023, respectively. Sales to the Company’s two largest customers were 91% of total sales for the three and six months ended June 30, 2022.

Accounts receivable from the same customer were 96% of total accounts receivable and unbilled receivables as of June 30, 2023. Accounts receivable from the Company’s two largest customers were 93% of total accounts receivable and unbilled receivables as of June 30, 2022.

10. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of June 30, 2023, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

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

The Company operated two reportable business segments during the three and six months ended June 30, 2022, the Cannabinoid Drug Development and Environmental Services segments. The other business segments began operating in 2023.

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended June 30, 2023
	Environmental Services	Biochar Products and Solutions	Stream Mitigation Banking	Environmental Security Services	Cannabinoid Drug Development	Corporate	Total

Sales	$3,882,492	$-	-	$115,775	$-	$-	$3,998,267
Cost of services	3,092,805	-	-	60,361	-	-	3,153,166
Gross profit	789,687	-	-	55,414	-	-	845,101
Net income (loss)	433,922	(19,116)	-	37,550	(107,444)	(308,150)	36,762

Total assets	9,440,020	15,138	-	94,610	8,784	156,928	9,715,480
Depreciation	338,409	426	-	2,891	-	-	341,726
Interest expense	63,061	-	-	224	-	1,712	64,997
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$38,289	$-	-	$-	$-	$-	$38,289

	For the six months ended June 30, 2023
	Environmental Services	Biochar Products and Solutions	Stream Mitigation Banking	Environmental Security Services	Cannabinoid Drug Development	Corporate	Total

Sales	$6,870,979	$-	-	$142,175	$-	$-	$7,013,154
Cost of services	5,442,713	-	-	76,338	-	-	5,519,051
Gross profit	1,428,266	-	-	65,837	-	-	1,494,103
Net income (loss)	620,565	(38,280)	-	20,445	(213,621)	(579,207)	(190,098)

Total assets	9,440,020	15,138	-	94,610	8,784	156,928	9,715,480
Depreciation	691,165	426	-	4,319	-	-	695,910
Interest expense	105,811	-	-	224	-	2,599	108,634
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$716,491	$15,350	-	$52,674	$-	$-	$784,515

	For the three months ended June 30, 2022
	Environmental Services	Cannabinoid Drug Development	Corporate	Total

Revenue	$639,359	$-	$-	$639,359
Cost of services	574,407	-	-	574,407
Gross profit	64,952	-	-	64,952
Net loss	(39,429)	(107,823)	(295,934)	(443,186)

Total assets	3,855,184	8,334	1,661,781	5,525,299
Capital expenditures for long-lived assets	$1,107,833	$-	$-	$1,107,833

	For the six months ended June 30, 2022
	Environmental Services	Cannabinoid Drug Development	Corporate	Total

Revenue	$639,359	$-	$-	$639,359
Cost of services	574,407	-	-	574,407
Gross profit	64,952	-	-	64,952
Net loss	(60,146)	(233,553)	(597,461)	(891,160)

Total assets	3,855,184	8,334	1,661,781	5,525,299
Capital expenditures for long-lived assets	$1,107,833	$-	$-	$1,107,833

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

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Rocklin, California and Fola, West Virginia. As of August 1, 2023, we employed 38 full-time employees and engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives while maintaining a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

Operating Business Segments

Our five operating business segments are: (i) Environmental Services, (ii) Biochar Products and Solutions, (iii) Stream Mitigation Banking, (iv) Environmental Security Services, and (v) Cannabinoid Drug Development. The Stream Mitigation Banking segment did not have significant operations in the three months ended June 30, 2023.

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

According to the U.S. Energy Information Administration (the “EIA”), the United States had 551 coal mines in 2020, comprised of 370 active mines, 141 idled or closed mines, and 40 new or activated mines. Approximately 82% of those coal mines were located in Appalachia (which comprises the Appalachian Mountains and is commonly known as the cultural region in the Eastern United States stretching from the southern part of New York to the northern parts of Alabama and Georgia). According to the EIA, there were approximately three times as many coal mines in the United States in 2008 (compared to 2020) with approximately 89% located in Appalachia. The precipitous decline in the number of operating coal mines since 2008 is due to various supply, demand and regulatory factors, including a reduction in demand for coal as a source of electricity due to the increased use of natural gas and renewable energy, an increase in coal production costs due to inflation and the dearth of cost-effective locations remaining for mining, and a more stringent and costly regulatory environment, all of which have resulted in an increasingly difficult market for coal producers.

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

Under the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), OSMRE was established for two basic purposes: (i) to ensure coal mines in the United States operate in a manner that protects citizens and the environment during mining operations and to restore the land to beneficial use following mining, and (ii) to implement an Abandoned Mine Land (“AML”) reclamation program to address the hazards and environmental degradation resulting from two centuries of coal mining activities that occurred before SMCRA was passed in 1977. The AML reclamation program is funded through fees levied against coal producers based on tons of coal produced. As of September 2020, the AML reclamation fund had collected a total of $11.7 billion in coal mining fees over the life of the program, with $9.5 billion (81%) appropriated and distributed in accordance with SMCRA, and $2.2 billion (19%) unappropriated and available for future disbursement. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which, among other things, authorized $11.3 billion in new funding to be appropriated for deposit into the AML reclamation fund. Importantly, the AML reclamation fund is only available to help fund the reclamation of mines abandoned before SMCRA was enacted in 1977; therefore, all mines abandoned after the year 1977 cannot access funding from the AML reclamation fund and must obtain funding from other sources.

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

At the time of acquisition in May 2022, the Range Reclamation Entities had one reclamation customer, 15 pieces of owned and financed equipment, eight pieces of leased equipment, and 12 employees, all located and operating in West Virginia. As of June 30, 2023, approximately one year later, the businesses had four reclamation customers, 60 pieces of owned and financed equipment, and 29 employees in West Virginia. For the full year 2021, the Range Reclamation Entities had revenues of approximately $2.5 million. For the partial year period from May 11, 2022 to December 31, 2022, the Range Reclamation Entities had revenues of approximately $4.8 million. For the first six months of 2023, the Range Reclamation Entities had revenues of approximately $6.9 million. The Range Reclamation Entities have also made a significant investment in recruiting, retaining and rewarding employees, including providing new benefits such as health insurance, paid time off, vacation days, 401K retirement plan, and job advancement training. The Range Reclamation Entities’ employees are their most valuable asset, and therefore we are committed to building a best-in-class culture and financially rewarding our talented, hard-working employees so that we can maximize the good we can do for our people and their families.

The Range Reclamation Entities are planning for continued growth in their land reclamation, water restoration and consulting businesses by expanding their market share with existing coal mining customers reclamation bond insurers, and the DEP of each state in Appalachia for AML projects, adding new coal mining and non-coal mining customers, and collaborating with the Company’s other operating businesses to generate incremental sales opportunities. We will seek to add additional people, equipment and technologies to support these ambitious growth goals to ensure we successfully execute our value creation plans for the Company and our shareholders.

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

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2025, subject to receipt of sufficient funding, which is currently estimated to be approximately $12.0 million. The Company is actively seeking to raise the necessary funding to advance our leading drug candidate, VBX-100. If we are successful in raising the necessary capital and advancing VBX-100 through Phase II clinical studies, then we would seek to maximize shareholder value by either selling our drug development assets to a strategic purchaser or raising additional capital to advance VBX-100 through Phase III clinical trials.

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

Foundation Software, founded in Cleveland, Ohio in 1985, is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation Software offers the Company several enhanced features critical to the successful execution of its value creation plan, including (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing, (ii) equipment tracking on job sites, maintenance, utilization and depreciation, (iii) employee tracking on job sites, time and materials, utilization, and billing, (iv) job costing and profitability reporting segmented by customers, job types and location, and (v) numerous real-time management dashboard and key performance indicator reports that will allow management to closely monitor the performance of each Portfolio Company and react on a timely basis to business opportunities and issues. Furthermore, Foundation Software will allow the Company and its Portfolio Companies to more readily scale operations and efficiently and cost-effectively support the anticipated growth of each business.

The Company completed converting all of the Company accounting system operations from QuickBooks to Foundation Software during the second quarter of 2023.

Results of Operations

Three Months Ended June 30, 2023 and June 30, 2022

Our revenue during the three months ended June 30, 2023 was $3,998,267 and our gross profit was $845,101 (representing a 21% gross profit margin) compared to revenue during the three months ended June 30, 2022 of $639,359 and gross profit of $64,952 (representing a 10% gross profit margin).

During the three months ended June 30, 2023, we incurred general and administrative expenses in the aggregate amount of $635,898 compared to $380,326 incurred during the three months ended June 30, 2022 (an increase of $255,572). General and administrative expenses generally include corporate overhead, salaries for administrative and management personnel and other related compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. These costs include the operations of the Range Reclamation Entities, which were acquired in May 2022. The majority of the increase in general and administrative expenses relates to salaries which increased to $257,081 during the three months ended June 30, 2023, as compared to $116,553 during the three months ended June 30, 2022 (an increase of $140,528) as a result of the hiring of additional administrative and management personnel in connection with the expansion of the Company’s business operations.

In addition, during the three months ended June 30, 2023, we incurred research and development costs of $107,444, compared to $107,823 during the three months ended June 30, 2022 (a decrease of $379). These costs consist primarily of the salary of our Chief Science Officer, rent for our Rocklin lab space, patent-related legal fees, and consulting fees.

During the three months ended June 30, 2023, we recorded total net other expense of $64,997 (all of which was interest expense), compared to total net other expense recorded during the three months ended June 30, 2022 of $19,989 (all of which was interest expense). This increase of $45,008 in interest expense during the three months ended June 30, 2023 was attributable to the increased amount of debt used to finance equipment purchased by the Range Reclamation Entities.

Our net income during the three months ended June 30, 2023 was $36,762 compared to a net loss of $443,186 during the three months ended June 30, 2022 (an improvement of $479,948).

Six Months Ended June 30, 2023 and June 30, 2022

Our revenue during the six months ended June 30, 2023 was $7,013,154 and our gross profit was $1,494,103 (representing a 21% gross profit margin), compared to revenue during the six months ended June 30, 2022 of $639,359 and gross profit of $64,952 (representing a 10% gross profit margin).

During the six months ended June 30, 2023, we incurred general and administrative expenses in the aggregate amount of $1,361,946 compared to $698,267 incurred during the six months ended June 30, 2022 (an increase of $663,679). The majority of the increase in general and administrative costs relates to increased salary expense which increased to $431,334 during the six months ended June 30, 2023 as compared to $116,553 during the six months ended June 30, 2022 (an increase of $314,781), legal fees which increased to $207,639 during the six months ended June 30, 2023, as compared to $71,253 during the six months ended June 30, 2022 (an increase of $136,386), and insurance costs, which increased to $312,122 during the six months ended June 30, 2023 as compared to $99,187 during the six months ended June 30, 2022 (an increase of $212,935) as a result of the insurance related to the increases in the equipment assets and the number of employees of the Range Reclamation Entities.

In addition, during the six months ended June 30, 2023, we incurred research and development costs of $213,621, compared to $233,553 during the six months ended June 30, 2022 (a decrease of $19,932). This decrease primarily resulted from a decrease in legal fees related to research and development, offset by an increase in professional fees related to research and development.

During the six months ended June 30, 2023, we recorded total net other expense of $108,634 (all of which was interest expense), compared to total net other expense recorded during the six months ended June 30, 2022 of $24,292 (all of which was interest expense). This increase of $84,342 in interest expense during the six months ended June 30, 2023 was attributable to the increased amount of debt used to finance equipment purchased by the Range Reclamation Entities.

Our net loss during the six months ended June 30, 2023 was $190,098 compared to a net loss of $891,160 during the six months ended June 30, 2022 (an improvement of $701,062).

Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $50,402,952.

As of June 30, 2023, we had total current assets of $2,809,964, primarily comprised of cash in the amount of $359,564, accounts receivable of $1,273,635 and unbilled receivables of $1,129,046. As of June 30, 2023, we had total current liabilities of $3,062,401, consisting of outstanding amounts on our lines of credit of $1,200,000, accounts payable of $772,892 and the current portion of long-term debt of $1,089,509. As a result, on June 30, 2023, the Company had negative working capital of $252,437. At December 31, 2022, the Company had negative working capital of $128,371.

As of June 30, 2023, the Company had long-term assets of $6,905,516, comprised of net equipment assets of $6,134,119, goodwill of $751,421, and deposits of $19,976. As of June 30, 2023, the Company had long-term liabilities of $3,457,814, comprised of long-term debt, net of current portion. As of December 31, 2022, the Company had long-term assets of $6,805,827, comprised of net equipment assets of $6,045,514, goodwill of $751,421, and deposits of $8,892. As of December 31, 2022, the Company had long-term liabilities of $3,738,013, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating and cannabinoid-based drug development research and development expenses to be substantially offset by revenue generated by the Range Reclamation Entities and Range Security.  We do not expect to generate significant operating income or losses over the 12 months following June 30, 2023. Based on the Company’s current cash balance and $800,000 currently available under its revolving credit line, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate positive cash flow from its operating businesses other than its Cannabinoid Drug Development business. If additional capital is needed in excess of our current capital resources, we will explore financing options to accelerate the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total expenditures for the 12-month period ending June 30, 2024 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Until such time as our operating businesses are cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, we would incur additional interest expenses, and assuming those loans would be available, it would increase our liabilities and future cash commitments. If we pursue capital through alternative sources, such as strategic business collaborations or other similar arrangements, we may be forced to relinquish rights to our proprietary glycosylated cannabinoid technology or other intellectual property which, in turn, could result in our receipt of only a portion of any revenue that may be generated from a partnered product or business. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees and other related costs.

Net Cash Used in Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $398,399 compared to net cash used in operating activities of $845,068 for the six months ended June 30, 2022. This decrease of $446,669 was primarily attributable to a decrease in the Company’s net loss of $190,098 during the six months ended June 30, 2023, compared to a net loss of $891,160 during the six months ended June 30, 2022 and an increase of accounts payable of $539,084, offset by an increase in unbilled receivables of $1,129,046 during the six months ended June 30, 2023. Net cash used in operating activities during the six months ended June 30, 2022 consisted primarily of a net loss of $891,160 and an increase of unbilled receivables of $230,929 offset by an increase in accounts payable of $192,628 and a decrease in accounts receivable of $273,412.

Net Cash Used in Investing Activities

During the six months ended June 30, 2023, net cash used in investing activities was $784,515 compared to net cash used in investing activities of $1,842,006 for the six months ended June 30, 2022. Net cash used in investing activities during the six months ended June 30, 2023 consisted of equipment purchases totaling $784,515. Net cash used in investing activities during the six months ended June 30, 2022 consisted primarily of equipment purchases totaling $1,107,833 and cash paid in connection with the acquisition of Range Environmental of $750,000.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $1,100,109 compared to net cash provided by financing activities of $4,515,020 for the six months ended June 30, 2022. Net cash provided by financing activities during the six months ended June 30, 2023 consisted of $410,000 received from the issuance of common stock and warrants, proceeds of $383,093 from long-term debt and $1,200,000 from revolving lines of credit, offset by repayments on long-term debt of $893,093. Net cash provided by financing activities during the six months ended June 30, 2022 consisted of $3,000,000 received from the issuance of common stock and warrants, proceeds of $1,015,020 from long-term debt, and $500,000 from a revolving line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2023

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

