Form 10-Q
period 2023-09-30
MALACHITE INNOVATIONS, INC.
filed 2023-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 89,690,149 shares of the registrant’s common stock outstanding.

MALACHITE INNOVATIONS, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MALACHITE INNOVATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

MALACHITE INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$1,026,286	$442,369
Accounts receivable	2,897,234	981,385
Unbilled receivables	49,148	-
Prepaid expenses	103,082	884
Total current assets	4,075,750	1,424,638
Long-term Assets
Equipment, net of accumulated depreciation	12,268,855	6,045,514
Land	1,531,758	-
Buildings, net of accumulated depreciation	196,729	-
Goodwill	751,421	751,421
Deposits	19,976	8,892
Total long-term assets	14,768,739	6,805,827
Total Assets	$18,844,489	$8,230,465

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$924,282	$233,808
Current portion of long-term debt	2,511,380	1,319,201
Line of credit	1,900,000	-
Total current liabilities	5,335,662	1,553,009
Long-term Liabilities
Long-term debt, net of current portion	5,891,557	3,738,013
Total long-term debt	5,891,557	3,738,013
Total liabilities	11,227,219	5,291,022

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 87,516,815 and 78,116,814 shares issued and outstanding, respectively	87,517	78,117
Additional paid-in-capital	54,528,530	53,074,180
Accumulated deficit	(46,998,777)	(50,212,854)
Total stockholders’ equity	7,617,270	2,939,443
Total Liabilities and Stockholders’ Equity	$18,844,489	$8,230,465

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$5,455,633	$1,547,258	$12,468,787	$2,186,617
Cost of services	2,597,867	1,189,475	8,116,918	1,763,882
Gross profit	2,857,766	357,783	4,351,869	422,735

Operating expenses:
General and administrative	1,057,055	449,041	2,419,001	1,147,308
Research and development	140,840	106,744	354,461	340,297
Total operating expenses	1,197,895	555,785	2,773,462	1,487,605

Income (loss) from operations	1,659,871	(198,002)	1,578,407	(1,064,870)

Other income:
Gain on bargain purchase	1,875,150	-	1,875,150	-
Interest expense	(135,467)	(31,049)	(244,101)	(55,341)
Interest income	4,621	-	4,621	-
Gain on loan forgiveness	-	109,435	-	109,435
Total other income, net	1,744,304	78,386	1,635,670	54,094

Net income (loss)	$3,404,175	$(119,616)	$3,214,077	$(1,010,776)

Basic and diluted income (loss) per common share	$0.04	$(0.00)	$0.04	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	83,531,308	77,084,205	80,742,455	64,740,745

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265
Shares issued for cash	6,666,667	6,667	993,333	-	1,000,000
Fair value of vested stock options	-	-	17,830	-	17,830
Net income	-	-	-	3,404,175	3,404,175
Balance as of September 30, 2023	87,516,815	$87,517	$54,528,530	$(46,998,777)	$7,617,270

	Three months ended September 30, 2022
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2022	76,450,147	$76,450	$52,432,587	$(50,031,838)	$2,477,199
Shares issued for cash	1,666,667	1,667	248,333	-	250,000
Net loss	-	-	-	(119,616)	(119,616)
Balance as of September 30, 2022	78,116,814	$78,117	$52,680,920	$(50,151,454)	$2,607,583

	Nine months ended September 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Shares issued for cash	9,400,001	9,400	1,400,600	-	1,410,000
Fair value of vested stock options	-	-	53,750	-	53,750
Net income	-	-	-	3,214,077	3,214,077
Balance as of September 30, 2023	87,516,815	$87,517	$54,528,530	$(46,998,777)	$7,617,270

	Nine months ended September 30, 2022
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)
Shares issued for cash	21,666,667	21,667	3,228,333	-	3,250,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Net loss	-	-	-	(1,010,776)	(1,010,776)
Balance as of September 30, 2022	78,116,814	$78,117	$52,680,920	$(50,151,454)	$2,607,583

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,214,077	$(1,010,776)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain purchase	(1,875,150)	-
Fair value of vested stock options	53,750	-
Depreciation	1,069,845	187,923
Changes in operating assets and liabilities:
Accounts receivable	(1,915,848)	554,181
Unbilled receivables	(49,148)	(161,263)
Forgiveness of PPP loan	-	(109,435)
Prepaid expense and other current assets	(102,198)	3,000
Accounts payable and accrued liabilities	690,475	(31,966)
Deposits	(11,084)	(200)
Net cash provided by (used in) operating activities	1,074,719	(568,536)

Cash flows from investing activities:
Equipment purchases	(1,134,417)	(1,243,329)
Cash paid in consideration for Collins Building acquisition	(1,000,000)	-
Long-term debt issued for Collins Building acquisition	(4,035,250)	-
Cash paid for acquisition of land	(976,858)	-
Cash acquired in acquisition of Range Environmental Resources	-	15,827
Cash paid for acquisition of Range Environmental Resources	-	(750,000)
Net cash used in investing activities	(7,146,525)	(1,977,502)

Cash flows from financing activities:
Issuance of shares for cash	1,410,000	3,250,000
Proceeds from notes issued in acquisition of Collins Building	4,035,250	-
Proceeds from long-term debt	383,202	923,309
Repayment of long-term debt	(1,072,729)	(158,815)
Proceeds from (payoff of) line of credit	1,900,000	(350,000)
Net cash provided by financing activities	6,655,723	3,664,494

Net increase in cash and cash equivalents	583,917	1,118,456

Cash and cash equivalents – beginning of period	442,369	38,343
Cash and cash equivalents – end of period	$1,026,286	$1,156,799

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$244,101	$55,341
Forgiveness of PPP loan	-	109,435
Stock issued for acquisition	-	750,000
Income taxes	-	-

See accompanying notes to the consolidated financial statements.

MALACHITE INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Malachite Innovations, Inc. (the “Company”, “we”, “us”, “our” or “Malachite”), was incorporated in the State of Nevada on June 29, 2007. Malachite is a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Malachite owns and operates several complementary operating businesses focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on economically disadvantaged communities. Malachite takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Malachite seeks to thoughtfully allocate its capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

Originally founded in 2007 as Legend Mining Inc., the Company began operations as a mineral extraction exploration business focused on Canadian gold reserves, but failed to secure any mineral reserves to execute its strategy. In 2011, the Company changed its name to Stevia First Corp., relocated its operations to California, and pursued a new strategy focused on developing stevia-based sweetener additives for the food and beverage industry by using a novel glycosylation process it developed to chemically attach glucose molecules to stevia molecules. In 2015, due a lack of commercial viability of its glycosylated stevia product, the Company changed its name to Vitality Biopharma, Inc. and used the same glycosylation process to develop non-psychoactive glycosylated cannabinoids for the treatment of chronic inflammatory conditions of the gastrointestinal tract.

In October 2021, the Company changed its name to Malachite Innovations, Inc. and created two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”) which was formed to serve as a holding company for the Company’s future impact investing operating businesses.

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”), and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sells water treatment chemicals manufactured by third parties to their customers. Range Natural also provides resource mining services for customers incidental to the reclamation and repurposing of mine sites. In August 2023, the Company acquired Collins Building & Contracting, Inc., a West Virginia corporation (“Collins Building”). Collins Building is an environmental services business that primarily focuses on the reclamation of abandoned mine land sites in West Virginia.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2023, the Company recorded net income of $3,214,077 and the Company’s operating activities provided $1,074,719 of cash. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of September 30, 2023, that it has sufficient funds to operate the business for 12 months given its cash balance of $1,026,286, line of credit availability of $100,000, and revenues being generated by the Range Reclamation Entities. Although the Company’s existing cash balances are estimated to be sufficient to fund its currently planned level of operations, the Company is actively seeking additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan. However, these estimates could change if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals, stone and other products and recognizes revenue when the products are delivered to the customer’s designated site or when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales and other taxes that the Company collects concurrent with revenue producing activities are excluded from revenue. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services on an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

The Company recognizes revenue from contracts for financial reporting purposes over time. Progress toward completion of the Company’s contracts is measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly within the near term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding at the end of each fiscal period reflected in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and, therefore, no allowances were recorded for the three months ended September 30, 2023 or the three months ended September 30, 2022. Accounts receivable were $2,897,234 and $981,385 at September 30, 2023 and December 31, 2022, respectively. No bad debt expense was accrued in either the three months ended September 30, 2023 or the three months ended September 30, 2022 and there is no allowance for doubtful accounts as of September 30, 2023 or December 31, 2022.

Unbilled Receivables

Unbilled receivables represent revenue that has been recognized on projects for which billings have not been presented to the customer because the amounts were earned but not billable at the balance sheet date.

Property and Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	September 30, 2023	December 31, 2022

Equipment	$13,926,936	$6,637,814
Buildings	199,500	-
Accumulated depreciation	(1,660,852)	(592,300)
Net book value	12,465,584	6,045,514
Depreciation expense	$1,069,845	$395,543

The Company provides for depreciation of property and equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the equipment.

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment.

Land

Land is carried at cost. The Company assesses the recoverability of its land by determining whether the cost of the land can be recovered through projected future cash flows generated by the land. No land was identified for impairment.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of September 30, 2023, the Company had no material lease commitments.

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

	September 30, 2023	December 31, 2022
Options	9,862,544	9,392,544
Warrants	25,046,669	22,313,335
Total	34,909,213	31,705,879

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s glycosylated cannabinoid drug candidates. Research and development costs are expensed as incurred.

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

Segments

As of September 30, 2023, the Company has five operating business segments: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development. Previously, beginning in October 2021, the Company began operating under two segments: (i) Graphium Biosciences, Inc., which reports the operating results of our broad portfolio of glycosylated cannabinoid prodrugs that are being developed to unlock the rebalancing effects of the endocannabinoid system to address numerous chronic inflammatory conditions, and (ii) the Range Reclamation Entities, which report the operating results of the Range Reclaim segment, which provides land reclamation, water restoration and incidental mining to mining and non-mining customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services and major customers. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; geographic location of operation; nature of products and services; and procurement, manufacturing, and distribution processes.

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

2. ACQUISITION OF COLLINS BUILDING & CONTRACTING

On August 31, 2023, the Company entered into a stock purchase agreement with the owner of Collins Building & Contracting, Inc. (“Collins Building”), pursuant to which the owner agreed to sell all of the outstanding common stock of Collins Building to the Company in exchange for (a) cash consideration of $1,000,000, (b) a five-year secured promissory note in the principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and (c) a two-year secured promissory note in the principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”). The First Promissory Note is secured by the acquired real property and quarry infrastructure, and the Second Promissory Note is secured by the acquired equipment.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. Because the fair values exceeded the purchase price, we recognized a gain on the purchase of $1,875,150. The allocation of the purchase price is based on management’s estimates.

Fair value of assets acquired:
Equipment	$6,156,000
Land	554,900
Buildings	199,500
Total assets acquired	6,910,400
Less: Gain on bargain purchase price	(1,875,150)
Purchase price	$5,035,250
Cash consideration	1,000,000
Long-term notes issued to the seller	4,035,250
Total purchase price	$5,035,250
Acquisition transaction costs incurred	$167,212

3. ACQUISITION OF RANGE ENVIRONMENTAL RESOURCES AND RANGE NATURAL RESOURCES

In May 2022, the Company and its wholly-owned subsidiary, Daedalus Ecosciences, Inc., entered into a share purchase agreement with Range Environmental Resources, Inc. (“Range Environmental”) and Range Natural Resources, Inc. (“Range Natural”, and collectively with Range Environmental, the “Range Reclamation Entities”), and the two (2) shareholders of the Range Reclamation Entities (the “Range Shareholders”) (the “Range Share Purchase Agreement”), pursuant to which the Company issued a total of 10,000,000 shares of the Company’s common stock to the Range Shareholders and paid cash consideration of $1,000,000 to the Range Shareholders in exchange for 80% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequent to entering into the Range Share Purchase Agreement, the Company discovered that Joshua Justice, one of the Range Shareholders (“Justice”), made certain misrepresentations in the Range Share Purchase Agreement. On July 12, 2022, the Company entered into a Separation Agreement, by and among the Company, Daedalus Ecosciences, the Range Reclamation Entities, and Justice and his spouse (the “Separation Agreement”) pursuant to which Justice: a) acknowledged that his employment with the Range Reclamation Entities was terminated for cause effective June 30, 2022; b) returned the 5,000,000 shares of the Company’s common stock that had been issued to him under the terms of the Range Share Purchase Agreement; c) transferred his 10% interest in each of the Range Reclamation Entities to Daedalus Ecosciences; and d) paid cash in an amount of $250,000. As a result, only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered to have been issued in exchange for 90% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the remaining Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”), pursuant to which Starks exchanged his 10% common stock ownership of the Range Reclamation Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Reclamation Entities. As a result of the merger of Daedalus Ecosciences into Malachite as of December 31, 2022, the Range Reclamation Entities are reported as wholly-owned subsidiaries of the Company in the financial statements made part of this Form 10-Q. No other changes were made to the consideration received by Starks as part of the Range Share Purchase Agreement and he remains as President of each of the Range Reclamation Entities.

The Company accounted for the above transactions as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. The allocation of the purchase price is based on management’s estimates.

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

4. GOODWILL

Goodwill was $751,421 at September 30, 2023 and at December 31, 2022. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	September 30, 2023	December 31, 2022
Environmental Services:
Beginning Balance	$751,421	$-
Acquisitions	-	751,421
Adjustments	-	-
Ending Balance	$751,421	$751,421

5. EQUITY

Issuance of Common Stock and Warrants

On April 11, 2023, the Company entered into securities purchase agreements providing for the issuance and sale by the Company of (i) 2,733,334 shares of the Company’s common stock (the “April Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 2,733,333 shares of the Company’s common stock (the “Warrants”, and the shares issuable upon exercise of the Warrant, the “Warrant Shares”) at a price of $0.60 per share. The Warrants expire on April 11, 2028. The aggregate proceeds to the Company from the sale of the April Shares and Warrants were approximately $400,000.

On August 24, 2023, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 6,666,667 shares of the Company’s common stock (the “August Shares”) at a price of $0.15 per share. After deducting for fees and expenses, the aggregate net proceeds from the sale of the August Shares were approximately $1,000,000.

6. STOCK OPTIONS

Stock options issued during the three months ended September 30, 2023 and the three months ended September 30, 2022

During the three months ended September 30, 2023, the Company granted options to an outside advisor to purchase 100,000 shares of the Company’s common stock with exercise prices of $0.1337 per share that expire five years from the date of grant. Options to purchase all 100,000 shares vested upon grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 273.24%, (ii) discount rate of 4.27%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the term of the options. The total fair value of the option grants at their grant dates was approximately $13,340 which was allocated to general and administrative expenses during the three months ended September 30, 2023.

No stock options were granted to directors, advisors, and employees during the three months ended September 30, 2022.

During the three months ended September 30, 2023, total stock-based compensation expense related to vested stock options was $17,830. During the three months ended September 30, 2022, the Company recorded no stock-based compensation expense related to vested stock options. At September 30, 2023, the remaining unamortized cost of the outstanding stock-based awards was approximately $31,430 and will be amortized on a straight-line basis over the remaining vesting period of 2 years.

A summary of the Company’s stock option activity during the nine months ended September 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	9,392,544	$0.54
Granted	500,000	0.17
Exchanged	-	-
Exercised	-	-
Expired	(30,000)	3.50
Forfeited	-	-
Balance outstanding at September 30, 2023	9,862,544	$0.51
Balance exercisable at September 30, 2023	9,662,544	$0.52

At September 30, 2023, the 9,862,544 outstanding stock options had intrinsic value of $2,630.

A summary of the Company’s stock options outstanding as of September 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, September 30, 2023	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	53,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,862,544

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, September 30, 2023	100,000	$0.1337	$0.1337
	2,850,000	$0.18	$0.18
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	53,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	9,662,544

7. WARRANTS

A summary of warrants to purchase common stock issued during the nine months ended September 30, 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	22,313,335	$0.61
Granted	2,733,334	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at September 30, 2023	25,046,669	$0.61

At September 30, 2023, the 25,046,669 outstanding stock warrants had no intrinsic value.

8. LINES OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. The line of credit expires on November 30, 2023 and bears interest at one percent (1%) above the prime rate (9.50% at September 30, 2023). As of September 30, 2023, the balance due under the line of credit was $1,000,000.

In June 2023, the Range Reclamation Entities secured a separate bank line of credit with a limit of $1,000,000. This line of credit is secured by all of the Range Reclamation Entities’ fixed assets. This line of credit expires on June 24, 2024 and bears interest at the prime rate (8.50% at September 30, 2023). As of September 30, 2023, the balance due under this line of credit was $900,000.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral, and debt issued as part of the acquisition of Collins Building. Interest rates range from 3.69% to 9.95% for 2023. The debt matures from 2023 through 2028.

A summary of payments due under the long-term debt by year is as follows:

2023 – due between October 1, 2023 and September 30, 2024	$2,511,380
2024 – due between October 1, 2024 and September 30, 2025	2,393,306
2025 – due between October 1, 2025 and September 30, 2026	1,193,289
2026 – due between October 1, 2026 and September 30, 2027	1,214,323
2027 – due between October 1, 2027 and September 30, 2028	1,024,390
2028 and later – due on October 1, 2028 and thereafter	66,249
Total long-term debt	$8,402,937

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers were 95% and 93% of total sales for the three months ended September 30, 2023 and the nine months ended September 30, 2023, respectively. Sales to the Company’s largest customer were 74% and 73% of total sales for the three and nine months ended September 30, 2022, respectively.

Accounts receivable from one customer were 96% of total accounts receivable and unbilled receivables as of September 30, 2023. Accounts receivable from the Company’s largest customer were 61% of total accounts receivable and unbilled receivables as of September 30, 2022.

11. COMMITMENTS AND CONTINGENCIES

The Company received a letter in February 2021 from counsel for the Company’s director’s and officer’s insurance carrier (the “insurer”) demanding that the Company reimburse the insurer for sums advanced by the insurer to a former director of the Company as defense costs in connection with a claim purportedly arising under a previous directors and officers insurance policy. The Company believes it has no liability for this claim on the basis of, among other things, Nevada law, the Company’s governing documents and the language of the policy. Accordingly, as of September 30, 2023, no contingent liability has been recorded in the Company’s consolidated statements of financial condition for this matter.

12. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services, categories, business segments and major customers in financial statements. The Company has five reportable segments that are based on the following business units: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The five reportable segments that result from applying the aggregation criteria are as follows:

●	Range Reclaim – land reclamation, water restoration, incidental mining and land repurposing

●	Range Water - biochar product development and water solutions business

●	Range Security – security services on mine land being reclaimed and repurposed for non-fossil fuel uses

●	Range Land – mine land being acquired, reclaimed and repurposed for non-fossil fuel uses

●	Drug Development – glycosylated cannabinoid drug development program

The Company operated two reportable business segments during the three and nine months ended September 30, 2022, the Drug Development and Range Reclaim segments. The other business segments began operating in 2023.

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended September 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Drug Development	Corporate	Total

Sales	$5,299,415	$-	$156,218	$-	$-	$-	$5,455,633
Cost of services	2,514,503	-	83,364	-	-	-	2,597,867
Gross profit	2,784,912	-	72,854	-	-	-	2,857,766
Net income (loss)	4,048,527	(15,376)	50,555	-	(140,840)	(538,691)	3,404,175

Total assets	17,227,868	14,498	136,835	1,009,988	11,859	443,441	18,844,489
Depreciation	370,404	640	2,891	-	-	-	373,935
Interest expense	93,933	-	-	-	-	41,534	135,467
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$349,898	$-	$-	$976,858	$-	$-	$1,326,756

	For the nine months ended September 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Drug Development	Corporate	Total

Sales	$12,170,394	$-	$298,393	$-	$-	$-	$12,468,787
Cost of services	7,957,216	-	159,702	-	-	-	8,116,918
Gross profit	4,213,178	-	138,691	-	-	-	4,351,869
Net income (loss)	4,669,092	(53,656)	71,000	-	(354,461)	(1,117,898)	3,214,077

Total assets	17,227,868	14,498	136,835	1,009,988	11,859	443,441	18,844,489
Depreciation	1,061,569	1,066	7,210	-	-	-	1,069,845
Interest expense	199,744	-	224	-	-	44,133	244,101
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$1,066,389	$15,350	$52,674	$976,858	$-	$-	$2,111,271

	For the three months ended September 30, 2022
	Range Reclaim	Drug Development	Corporate	Total

Revenue	$1,547,258	$-	$-	$1,547,258
Cost of services	1,189,475	-	-	1,189,475
Gross profit	357,783	-	-	357,783
Net income (loss)	213,865	(106,744)	(226,737)	(119,616)

Total assets	3,518,019	8,334	681,298	4,207,651
Capital expenditures for long-lived assets	$135,495	$-	$-	$135,495

	For the nine months ended September 30, 2022
	Range Reclaim	Drug Development	Corporate	Total

Revenue	$2,186,617	$-	$-	$2,186,617
Cost of services	1,763,882	-	-	1,763,882
Gross profit	422,735	-	-	422,735
Net income (loss)	153,719	(340,297)	(824,198)	(1,010,776)

Total assets	3,518,019	8,334	681,298	4,207,651
Capital expenditures for long-lived assets	$1,243,328	$-	$-	$1,243,328

13. PRO FORMA INFORMATION

The unaudited pro forma sales and net income data gives effect to the acquisition of Collins Building as if it had occurred on January 1, 2023, the beginning of the Company’s 2023 fiscal year, and to the acquisition of the Range Entities as if it had occurred on January 1, 2022, the beginning of the Company’s 2022 fiscal year.

	For the nine months ended September 30, 2023
	Sales	Net income

Acquired companies
Collins Building	$1,787,675	$2,992,901
All other companies	12,600,670	1,462,527
Total	$14,388,345	$4,455,428

	For the nine months ended September 30, 2022
	Sales	Net loss

Acquired companies
Range Entities	$2,186,617	$(43,266)
All other companies	-	(1,071,014)
Total	$2,186,617	$(1,114,280)

14. SUBSEQUENT EVENTS

On October 30, 2023, the Company entered into warrant exchange agreements with certain holders of warrants to exchange warrants to purchase a total of 21,733,334 shares of the Company’s common stock for an aggregate of 2,173,334 shares of the Company’s common stock.

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

Company Overview

Malachite Innovations, Inc. (“Malachite”) is a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Malachite owns and operates several complementary operating businesses focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on economically disadvantaged communities. Malachite takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Malachite seeks to thoughtfully allocate its capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Fola, West Virginia, Flatwoods, West Virginia, and Rocklin, California. As of November 13, 2023, we employed 74 full-time employees and engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives while maintaining a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

Operating Business Segments

Our five operating business segments are: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development.

Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Range Reclaim

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural, residential or recreational use. The Range Reclamation Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers, typically in connection with land reclamation and water restoration projects, and, as an additional value-add service, sell water treatment chemicals manufactured by third parties to their customers. Range Natural also mines natural resources, including coal, for customers incidental to the reclamation and repurposing of mine sites.

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

In 2000, coal was responsible for 1,966 billion kWh of electricity generation, which represented 52% of the total electricity generation in the United States. However, in 2022, coal was responsible for only 828 billion kWh of electricity generation, which represented 20% of the total electricity generation in the United States. According to the EIA, 23% of the 200,568 megawatts of coal-fired capacity currently operating in the United States is scheduled to retire by the end of 2029 due to the high cost of operations, continued competition from natural gas and renewable energy resources, and sustainability initiatives of energy producers.

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

At the time of acquisition in May 2022, the Range Reclamation Entities had one reclamation customer, 15 pieces of owned and financed equipment, eight pieces of leased equipment, and 12 employees, all located and operating in West Virginia. As of September 30, 2023, approximately 16 months later, the businesses had four reclamation customers, 62 pieces of owned and financed equipment, and 56 employees in West Virginia. For the full year 2021, the Range Reclamation Entities had revenues of approximately $2.5 million. For the partial year period from May 11, 2022 to December 31, 2022, the Range Reclamation Entities had revenues of approximately $4.8 million. For the first nine months of 2023, the Range Reclamation Entities had revenues of approximately $12.2 million. The Range Reclamation Entities have also made a significant investment in recruiting, retaining and rewarding employees, including providing new benefits such as health insurance, paid time off, vacation days, 401K retirement plan, and job advancement training. The Range Reclamation Entities’ employees are their most valuable asset, and therefore we are committed to building a best-in-class culture and financially rewarding our talented, hard-working employees so that we can maximize the good we can do for our employees and their families.

The Range Reclamation Entities are planning for continued growth in their land reclamation, water restoration and consulting businesses by expanding their market share with existing coal mining customers reclamation bond insurers, and the DEP of each state in Appalachia for AML projects, adding new coal mining and non-coal mining customers, and collaborating with the Company’s other operating businesses to generate incremental sales opportunities. We will seek to add additional employees, equipment and technologies to support these ambitious growth goals to ensure we successfully execute our value creation plans for the Company and our shareholders.

In August 2023, the Company acquired Collins Building, which owned 105 pieces of reclamation equipment with attachments, plus a sandstone quarry and mechanics shop located in West Virginia. Collins Building is an environmental services business that primarily focuses on reclaiming abandoned mine land sites for the West Virginia Department of Environmental Protection as part of its AML Reclamation Program.

Range Water

Terra Preta, LLC, an Ohio limited liability company (“Terra Preta”), is a biochar product development and environmental solutions business started by the Company in December 2022. Terra Preta is developing a novel and innovative combination of biochar, proprietary materials and structural designs intended to create several first-of-its-kind agricultural and water filtration products and solutions.

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

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications. In March 2023, Terra Preta filed provisional patents related to novel and innovative agricultural and water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens that each produce one ton of biochar per day to advance our research and development activities. We anticipate that several biochar-based water filtration and soil amendment products will be available for production and sale by the end of 2024.

Range Security

Range Security Resources, LLC, an Ohio limited liability company (“Range Security”), is an environmental security services business started by the Company in November 2022. Range Security is focused on providing eco-friendly, technology-driven security services to active and former mine sites, with a particular focus on locations transitioning from coal mining to next generation industries. Range Security is intended to serve as a complementary business to the Range Reclamation Entities.

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

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in Central West Virginia. In October 2023, Range Security was engaged by its second customer for environmental security services covering a 16,000-acre coal mine site in Eastern Kentucky. Range Security has hired 15 new security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business onto several additional mine sites prior to the end of 2023, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

Range Land

Range Land, LLC, an Ohio limited liability company (“Range Land”), is a land acquisition company started by the Company in August 2023. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments. Range Land is specifically interested in renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of our air, land and waterways.

According to industry estimates, Appalachia contains nearly one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these troubled mine sites are subject to mining permits and associated reclamation bonds, which as a result, prevents the land from being repurposed for non-mining uses until the land has been reclaimed and the permits and bonds have been released by the applicable state’s environmental protection department. Water quality is a particularly challenging issue since a permit can only be released if the site has at least 12-months of compliant water samples without active chemical treatment, which heightens the need for water restoration solutions to help transition former mine land to non-mining uses.

The Company, through it several operating businesses, has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure the mine site to protect the significant historical investment in infrastructure. In additional to these in-house capabilities, the Company and its operating businesses also possess deep knowledge and expertise about the permit and bond release process, which is a critical step necessary to unlock the underlying value of the former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose in order to improve the land and create non-fossil fuel economic development opportunities for disadvantaged local coal communities.

In September 2023, Range Land, through its wholly owned subsidiary CLV Azurite Land, LLC, an Ohio limited liability company (“CLV Azurite”), acquired through three transactions over 1,900 acres of surface interest at an idled mine complex in West Virginia. CLV Azurite is in active discussions with the holder of the permits and bonds associated with the acquired land to ensure that the acquired surface acreage can be repurposed for alternative non-fossil fuel uses. Concurrently, CLV Azurite is in active discussions with an experienced and well-capitalized development partner to convert the former mine land into a large solar energy facility on a majority of the acquired surface acreage. Under such an arrangement, CLV Azurite would be the landlord and the solar developer-operator would be the tenant required to pay CLV Azurite a negotiated lease payment on a per acre basis.

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

By using our proprietary enzymatic bioprocessing technologies, our research team has developed a novel family of over 250 glycosylated cannabinoid prodrugs. These glycosylated cannabinoids have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. Currently, our intellectual property is comprised of the following patents: (i) Cannabinoid Glycoside Prodrugs and Methods of Synthesis: Patent filed in 2016 and granted in 2021 for the invention of novel glycosylated cannabinoids and methods of targeted delivery for the treatment of gastrointestinal disorders, including IBD and IBS, (ii) Antimicrobial Compositions Comprising Cannabinoids and Methods of Using the Same: Patent filed in 2018 and granted in 2021 for the use of cannabinoids as antibiotics for the treatment of Clostridioides difficile, (iii) Novel Cannabinoid Glycosides and Uses Thereof: Patent filed in 2020 and in prosecution for additional novel cannabinoid glycosides and includes research data supporting the improved characteristics and commercial production strategies for these new molecules, and (iv) Continuous Enzymatic Perfusion Reactor System: Patent filed in 2021 and in prosecution for our improved reactor system for the efficient enzymatic glycosylation of hydrophobic small molecules, including cannabinoids. We believe our intellectual property portfolio of glycosylated cannabinoids possess significant value and, as a result, we have allocated substantial resources to ensure that our U.S. and international patents are properly filed and successfully prosecuted. As our research efforts involving glycosylated cannabinoids continue to progress, we plan to file additional patents to further expand our growing family of intellectual property assets and create long-term value for our shareholders.

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

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2026, subject to receipt of sufficient funding, which is currently estimated to be approximately $15.0 million. The Company is actively seeking to raise the necessary funding by issuing new common shares of Graphium to investors to advance our leading drug candidate, VBX-100. If we are successful in raising the necessary capital and advancing VBX-100 through Phase II clinical studies, then we would seek to maximize shareholder value by either selling our drug development assets to a strategic purchaser or raising additional capital to advance VBX-100 through Phase III clinical trials.

Impact Investing Strategy

Our impact investing strategy aims to improve the health and wellness of people and the planet, while also generating long-term sustainable financial returns for our shareholders. We believe that doing well and doing good are not mutually exclusive, and that an impact investing strategy can balance the environmental, social, and economic needs of people and the planet while also generating attractive risk-adjusted financial returns for shareholders.

Our impact investing strategy provides an opportunity for our dedicated team to address pressing environmental, social, and economic challenges, such as climate change, air and water pollution, educational inequality and economic disparity, through the development of novel and innovative solutions. By actively directing investment capital towards businesses that are working to create positive environmental, social, and economic outcomes, our impact investing strategy can meaningfully contribute to an improved people-planet ecosystem and a healthier and happier way of life.

We have a particular interest in providing environmental and social solutions in economically-disadvantaged regions of the United States. Initially, the Company is targeting the Appalachian region, which is home to communities with some of the most disadvantaged income, education and employment demographics in the United States. Our ambitious strategy is to allocate investment capital and management resources to acquire, reclaim, and repurpose former mine sites in Appalachia that have the potential to provide positive environmental and social impact in these disadvantaged coal communities to maximize the good we can do for people and the planet.

Impact Investing Process

Our Company maintains a rigorous investment process comprised of sourcing, underwriting, acquiring or originating, and growing impact investing opportunities. Our executive management team is responsible for the construction, execution, and continued refinement of our impact investing process, which relies upon the decades of experience of our executive management team and a periodic review, evaluation and adoption of best practices employed in the direct investment and private equity industry.

Our impact investing process starts with identifying and evaluating potential investment opportunities. We use a variety of sources to identify potential impact investments, including our extensive network of industry contacts, third party intermediaries and proprietary research performed by our executive management team. Each potential impact investment is evaluated based on its fit with our corporate strategy, the individual risks and opportunities of each potential investment, and any synergies with our other impact investments. This detailed due diligence review is aimed at identifying and addressing material investment risks and opportunities to create long-term sustainable value for our shareholders. Furthermore, our evaluation of each potential impact investment incorporates, to the extent appropriate, consideration of environmental, social and governance (“ESG”) and diversity, equity and inclusion (“DEI”) factors in the investment decision-making process.

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

After a potential impact investment is acquired, or an organic innovation is launched, our executive management team is responsible for closely monitoring on a regular basis the performance of each investment. Each operating business has an experienced management team that is responsible for executing a value creation plan with active support, collaboration and input from the Company’s executive management team. We believe a balanced approach to individual management and corporate governance provides the managers of the operating businesses with the freedom and autonomy to preserve their ownership mindset while also providing the Company’s executive team with the optimal level of involvement in order to maximize the overall benefits to the Company’s shareholders.

As the value creation plan is executed for each operating business, the Company’s executive team, in consultation with the management team of each business unit, will regularly evaluate the strategic options for the business, which could include additional investment to fund strategic growth and expansion, maximizing current cash flow without further investments, or a potential exit to a strategic or financial buyer. This process of evaluating strategic options is dynamic and involves many considerations, including an evaluation of the current and future market conditions, the current and future financial performance of the operating business, changes in its competitive advantages, new competitors, macro and micro market conditions, and exit valuations.

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

Competition

Our Company is focused on a large and growing marketplace for impact investing, and therefore, is anticipated to face competition from a variety of operating businesses and investment funds who are developing business plans and operating strategies to satisfy the increasing demands of these types of investments in the marketplace. In almost all cases, these competitors are larger and better capitalized operating businesses and investment funds.

Our Company competes on the basis of a number of factors, including access to capital, access to impact investing opportunities, recruitment and retention of key personnel, market share with key customers, strong relationships with reclamation bond insurance companies and state regulators, and supply relationships with critical vendors. Our ability to continue to compete effectively in our lines of business will depend upon our ability to attract new employees, retain and motivate our existing employees, and invest in new equipment.

Information Systems

Since inception, the Company and its subsidiaries have used QuickBooks as its general ledger accounting software. However, given the significant current and anticipated growth of its operating businesses and the need for more robust information for management analysis and decision-making, the Company transitioned all of its accounting software services from QuickBooks to Foundation Software in the second quarter of 2023.

Foundation Software, founded in Cleveland, Ohio in 1985, is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation Software offers the Company several enhanced features critical to the successful execution of its value creation plan, including (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing, (ii) equipment tracking on job sites, maintenance, utilization and depreciation, (iii) employee tracking on job sites, time and materials, utilization, and billing, (iv) job costing and profitability reporting segmented by customers, job types and location, and (v) numerous real-time management dashboard and key performance indicator reports that will allow management to closely monitor the performance of each operating business and react on a timely basis to business opportunities and issues. Furthermore, Foundation Software will allow the Company and its operating businesses to more easily scale their operations and efficiently and cost-effectively support the anticipated growth of each business.

Results of Operations

Three Months Ended September 30, 2023 and September 30, 2022

Our revenue for the three months ended September 30, 2023 was $5,455,633 and our gross profit was $2,857,766 (representing a 52% gross profit margin) compared to revenue for the three months ended September 30, 2022 of $1,547,258 and gross profit of $357,783 (representing a 23% gross profit margin).

For the three months ended September 30, 2023, we incurred general and administrative expenses in the aggregate amount of $1,057,055 compared to $449,041 incurred for the three months ended September 30, 2022 (an increase of $608,014). General and administrative expenses generally include corporate overhead, salaries for administrative and management personnel and other related compensation costs, financial and administrative contracted services, marketing, consulting costs and travel expenses. These costs include the operations of Collins Building which was acquired in August 2023 and the Range Reclamation Entities which were acquired in May 2022. The majority of the increase in general and administrative expenses relates to salaries which increased to $531,172 for the three months ended September 30, 2023, as compared to $132,879 for the three months ended September 30, 2022 (an increase of $398,293) as a result of the hiring of additional administrative and management personnel in connection with the expansion of the Company’s business operations.

In addition, for the three months ended September 30, 2023, we incurred research and development costs of $140,840, compared to $106,744 for the three months ended September 30, 2022 (an increase of $34,096). These costs consist primarily of the salary of our Chief Science Officer, rent for our Rocklin lab space, patent-related legal fees, and consulting fees. This increase primarily resulted from an increase in consulting fees in the amount of $54,000, offset by a decrease in wages allocated to research and development of $19,330.

For the three months ended September 30, 2023, we recorded total net other income of $1,744,304, compared to total net other income recorded for the three months ended September 30, 2022 of $78,386. This increase of $1,665,918 was primarily attributable to the gain recognized on the purchase of Collins Building of $1,875,150, partially offset by the increased amount of interest expense related to equipment financing and the financing of the purchase of Collins Building of $135,467.

Our net income for the three months ended September 30, 2023 was $3,404,175 compared to a net loss of $119,616 for the three months ended September 30, 2022 (an improvement of $3,523,791).

Nine Months Ended September 30, 2023 and September 30, 2022

Our revenue for the nine months ended September 30, 2023 was $12,468,787 and our gross profit was $4,351,869 (representing a 35% gross profit margin), compared to revenue for the nine months ended September 30, 2022 of $2,186,617 and gross profit of $422,735 (representing a 19% gross profit margin).

For the nine months ended September 30, 2023, we incurred general and administrative expenses in the aggregate amount of $2,419,001 compared to $1,147,308 incurred for the nine months ended September 30, 2022 (an increase of $1,271,693). The majority of the increase in general and administrative costs relates to increased salary expense which increased by $456,666 and legal fees which increased by $338,922.

For the nine months ended September 30, 2023, we incurred research and development costs of $354,461, compared to $340,297 for the nine months ended September 30, 2022 (an increase of $14,164). This increase primarily resulted from an increase in consulting fees of $72,000, partially offset by a decrease in wages allocated to research and development of $38,708.

For the nine months ended September 30, 2023, we recorded total net other income of $1,635,670, compared to total net other income recorded during the nine months ended September 30, 2022 of $54,094. This increase of $1,689,764 during the nine months ended September 30, 2023 was primarily attributable to the gain recognized on the purchase of Collins Building of $1,875,150, partially offset by an increase in interest expense of $188,760, and a gain of $109,435 related to the forgiveness of a PPP loan recorded during the nine months ended September 30, 2022.

Our net income for the nine months ended September 30, 2023 was $3,214,077 compared to a net loss of $1,010,776 for the nine months ended September 30, 2022 (an improvement of $4,224,853).

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $4,075,750, comprised of cash in the amount of $1,026,286, accounts receivable of $2,897,234, unbilled receivables of $49,148 and prepaid expenses of $103,082. As of September 30, 2023, we had total current liabilities of $5,335,662, consisting of outstanding amounts on our lines of credit of $1,900,000, accounts payable of $924,282 and the current portion of long-term debt of $2,511,380. As a result, on September 30, 2023, the Company had negative working capital of $1,259,912. At December 31, 2022, the Company had negative working capital of $128,371.

As of September 30, 2023, the Company had long-term assets of $14,768,739, comprised of net equipment assets of $12,268,855, land of $1,531,758, buildings of $196,729, goodwill of $751,421, and deposits of $19,976. As of September 30, 2023, the Company had long-term liabilities of $5,891,557, comprised of long-term debt, net of current portion. As of December 31, 2022, the Company had long-term assets of $6,805,827, comprised of net equipment assets of $6,045,514, goodwill of $751,421, and deposits of $8,892. As of December 31, 2022, the Company had long-term liabilities of $3,738,013, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating expenses to be substantially offset by revenue generated by the Range Reclamation Entities, Collis Building and Range Security. We expect the Company’s operating businesses to generate operating income and positive cash flow over the 12 months following September 30, 2023. Based on the Company’s current cash balance and $100,000 currently available under its revolving credit line, the Company expects to have sufficient funds to operate its business over the next 12 months. If additional capital is needed in excess of our current capital resources, we will explore financing options to accelerate the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total cash needs for the 12-month period ending September 30, 2024 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Until such time as the Company and its operating businesses are cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, we would incur additional interest expenses, and assuming those loans would be available, it would increase our liabilities and future cash commitments. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees and other related costs.

Net Cash Used in Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $1,074,719 compared to net cash used in operating activities of $568,536 for the nine months ended September 30, 2022. This difference of $1,643,255 was primarily attributable to the Company’s net income of $3,214,077 for the nine months ended September 30, 2023, compared to a net loss of $1,010,776 for the nine months ended September 30, 2022 and depreciation of $1,026,052, offset by the gain of $1,875,150 recognized on the purchase of Collins Building and an increase in accounts payable of $1,915,848, for the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of a net loss of $1,010,776, offset by depreciation of $187,923 and a decrease in accounts receivable of $554,181.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $7,146,525 compared to net cash used in investing activities of $1,977,502 for the nine months ended September 30, 2022. Net cash used in investing activities during the nine months ended September 30, 2023 consisted of equipment purchases totaling $1,134,417, cash paid or financed in connection with the acquisition of Collins Building totaling $5,035,250 and cash paid for land of $976,858. Net cash used in investing activities for the nine months ended September 30, 2022 consisted primarily of equipment purchases totaling $1,243,329 and cash paid in connection with the acquisition of Range Environmental of $750,000.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $6,655,723 compared to net cash provided by financing activities of $3,664,494 for the nine months ended September 30, 2022. Net cash provided by financing activities during the nine months ended September 30, 2023 consisted of $1,410,000 received from the issuance of common stock and warrants, proceeds of $4,035,250 from long-term debt issued in connection with the acquisition of Collins Building, proceeds of $383,202 from other long-term debt and $1,900,000 from revolving lines of credit, offset by repayments on long-term debt of $1,072,729. Net cash provided by financing activities during the nine months ended September 30, 2022 consisted of $3,250,000 received from the issuance of common stock and warrants, proceeds of $923,309 from long-term debt, offset by $350,000 paid off on a revolving line of credit.

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

The Company recognizes revenue from contracts for financial reporting purposes over time. Progress toward completion of the Company’s contracts is measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly within the near term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2023, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 6,666,667 shares of the Company’s common stock (the “August Shares”) at a price of $0.15 per share. After deducting for fees and expenses, the aggregate net proceeds from the sale of the August Shares were approximately $1,000,000.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, effective September 30, 2021 (Incorporated by reference to Exhibit 3.1.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALACHITE INNOVATIONS, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, effective September 30, 2021 (Incorporated by reference to Exhibit 3.1.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

