Form 10-K
period 2023-12-31
RANGE IMPACT, INC.
filed 2024-03-29
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 000-53832

RANGE IMPACT, INC.

(Exact name of registrant as specified in charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Park Avenue, Suite 400
Cleveland, Ohio 44122	(216) 304-6556
(Address of principal executive office, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	RNGE	OTC Markets

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,957,607, based on the closing price of $0.16 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 28, 2024, there were 101,023,485 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Unless the context otherwise requires, all references to “we,” “our,” “us,” “Range Impact,” and the “Company” in this Annual Report refer to Range Impact, Inc., a Nevada corporation and our consolidated subsidiaries. We do not currently hold any trademarks, and all trademarks used in this Annual Report are the property of their respective owners.

PART I

Item 1. Business

Company Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us”, and “our” refer to Range Impact, Inc., a Nevada corporation formed on June 29, 2007 as Legend Mining Inc., and its consolidated subsidiaries. On October 10, 2011, we completed a merger with our wholly-owned subsidiary, Stevia First Corp., whereby we changed our name from “Legend Mining Inc.” to “Stevia First Corp.” On July 15, 2016, our Board of Directors and shareholders approved a name change to “Vitality Biopharma, Inc.” On October 1, 2021, we completed a merger with our wholly-owned subsidiary, Malachite Innovations, Inc., whereby we changed our name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.” On December 14, 2023, we completed a merger with our wholly-owned subsidiary, Range Impact, Inc., whereby we changed our name from “Malachite Innovations, Inc.” to “Range Impact, Inc.”

Range Impact, Inc. (“Range”) is a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. Range owns and operates several complementary operating businesses focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. Range takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Range seeks to thoughtfully allocate its capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for its shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Flatwoods, West Virginia, Fola, West Virginia and Rocklin, California. As of March 28, 2024, we employed 56 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Our impact investing strategy provides an opportunity for our dedicated team to address pressing environmental, social and economic challenges, such as air and water pollution, educational inequality and economic disparity, and climate change, through the development of technology-based solutions. By actively directing investment capital towards businesses that are working to create positive environmental, social and economic outcomes, we believe that our impact investing strategy can contribute to an improved people-planet ecosystem and a healthier and happier way of life.

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

Range Reclaim

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural, residential or recreational use. The Range Reclamation Entities’ water restoration services seek to improve rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers, typically in connection with land reclamation and water restoration projects, and, as an additional value-add service, sell water treatment chemicals manufactured by third parties to their customers. Range Natural also mines, directly and through subcontractors, natural resources, including coal, for customers incidental to the reclamation and repurposing of mine sites.

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

In 2000, coal was responsible for 1,966 billion kWh of electricity generation, representing 52% of the total electricity generation in the United States. In 2022, coal was responsible for only 828 billion kWh of electricity generation, representing 20% of the total electricity generation in the United States, a decline of approximately 58%. According to the EIA, 23% of the 200,568 megawatts of coal-fired capacity currently operating in the United States is scheduled to retire by the end of 2029 due to the high cost of operations, competition from natural gas and renewable energy resources, and sustainable initiatives of energy producers.

However, the reclamation of closed and inactive mine sites has not kept pace with the increase in the number of closed and idled mine sites, thus creating a substantial backlog of reclamation work that needs to be completed on former mine sites. According to the U.S. Office of Surfacing Mining Reclamation and Enforcement (“OSMRE”), there are approximately 50,000 high-priority abandoned mine land locations in the United States resulting from legacy coal mining operations that failed to adequately reclaim the land and waterways back to their natural state as required by federal regulations. Additionally, there are tens of thousands of active mine sites in the United States that require contemporaneous reclamation of land and waterways during the active mining process, and an estimated equally large number of idled mine locations that also require significant land reclamation and water restoration.

Under the Surface Mining Control and Reclamation Act of 1977 (“SMRCA”), OSMRE was established for two basic purposes: (i) to ensure coal mines in the United States operate in a manner that protects citizens and the environment during mining operations and to restore the land to beneficial use following mining, and (ii) to implement an Abandoned Mine Land (“AML”) reclamation program to address the hazards and environmental degradation resulting from two centuries of coal mining activities that occurred before SMRCA was passed in 1977. The AML reclamation program is funded through fees levied against coal producers based on tons of coal produced. As of September 2020, the AML reclamation fund had collected a total of $11.7 billion in coal mining fees over the life of the program, with $9.5 billion (81%) appropriated and distributed in accordance with SMCRA, and $2.2 billion (19%) unappropriated and available for future disbursement. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which, among other things, authorized $11.3 billion in new funding to be appropriated for deposit into the AML reclamation fund. The AML reclamation fund is only available to help fund the reclamation of mines abandoned before SMCRA was enacted in 1977, and therefore, all mines abandoned after the year 1977 cannot access funding from the AML reclamation fund and must obtain funding from other sources.

While much of the funding for this reclamation work comes from the federal government, each state in Appalachia has a Department of Environmental Protection (“DEP”) or an equivalent agency that oversees coal mining permitting, operations, and reclamation. Under DEP rules and regulations, coal mining companies are required to develop a mining and reclamation plan that is approved by the applicable state agency, obtain a mining permit from the state, and secure a reclamation surety bond from a qualified third-party insurance company or provide a comparable financial guarantee. The reclamation surety bond provides the state with financial assurances that land reclamation and waterway restoration will be performed in accordance with the reclamation plan once mining is complete if the coal mining company, as primary obligor, fails to perform. Therefore, there are at least three groups who may need land reclamation, water restoration and environmental consulting services: (i) mining companies when permits are active and reclamation bonds are not in default, (ii) surety bond insurers when reclamation bonds are in default, and (iii) states through their AML reclamation funds for mine lands abandoned before 1977 and for mine lands with defaulted coal mining companies and forfeited surety bonds on or after 1977.

At the time of its acquisition in May 2022, the Range Reclamation Entities had one reclamation customer, 15 pieces of owned and financed equipment, eight pieces of rented equipment, and 12 employees, all located and operating in West Virginia. As of March 2024, less than two years later, the businesses had five reclamation customers, more than 100 pieces of owned and financed equipment, and 35 employees in West Virginia. For the full year 2021, the Range Reclamation Entities had revenues of approximately $2.5 million. For the full year 2023, the Range Reclamation Entities generated revenues of approximately $18.7 million, an increase of $16.2 million over a two-year period. The Range Reclamation Entities have also made a significant investment in recruiting, retaining and rewarding employees, including providing new benefits such as health insurance, paid time off, vacation days, 401(k) retirement plan, and job advancement training. The Range Reclamation Entities’ employees are their most valuable asset, and therefore we are committed to building a best-in-class culture and financially rewarding our talented, hard-working employees so that we can maximize the good we can do for our people and their families.

The Range Reclamation Entities are planning for continued growth in their land reclamation, water restoration and consulting businesses by expanding their market share with existing coal mining customers and reclamation bond insurers, adding new coal mining and non-coal mining customers, and collaborating with the Company’s other operating businesses to generate incremental sales opportunities. We will seek to add additional people, equipment and technologies to support our ambitious growth goals to ensure we successfully execute our value creation plans for the Company and our shareholders.

In August 2023, the Company acquired Collins Building & Contracting, Inc. (“Collins Building”), a West Virginia-based environmental services business focused on performing reclamation services on abandoned mine lands throughout West Virginia. Collins Building, along with the Range Reclamation Entities, are classified within the Range Reclaim operating business segment.

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

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications, and in March 2023, filed provisional patents related to novel and innovative agricultural and water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens that each produce one ton of biochar per day to advance our research and development activities. We are currently evaluating the purchase of a large continuous-process pyrolysis oven to increase the scale of our biochar production to commercial levels.

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

Valuable assets commonly found on mine sites requiring high-levels of security services include office buildings, coal operation facilities such as preparation plants and loadout facilities, power stations and electrical lines, vehicles and heavy equipment, supplies and chemicals, and spare parts and components. These high-value assets are frequently the target of theft since all or parts of these assets can be easily removed from the mine site and sold for cash. Unfortunately, the actual damage to the operation resulting from this type of destructive theft is frequently many times the market value of the stolen item, primarily due to the losses resulting from the down-time of operations, the cost of repairs and replacement components, and the long-term damage to critical infrastructure that could be repurposed and used to attract next generation industries once mining is complete.

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. Range Security currently employs 17 security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business onto additional mine sites, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

Range Land

Range Land, LLC, an Ohio limited liability company (“Range Land”), is a land acquisition company started by the Company in August 2023. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments. Range Land is specifically interested in acquiring land to be used for renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of our air, land and waterways.

According to industry estimates, Appalachia contains approximately one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these troubled mine sites are subject to mining permits and associated reclamation bonds, which as a result, prevents the land from being repurposed for non-mining uses until the land has been reclaimed and the permits and bonds have been released by the applicable state’s environmental protection department. Water quality is a particularly challenging issue since a permit can only be released if the site has at least 12-months of compliant water samples without active chemical treatment, which heightens the need for water restoration solutions to help transition former mine land to economically viable non-mining uses.

The Company, through its several operating businesses, has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure the mine site to protect the significant historical investment in infrastructure. In addition to these in-house capabilities, the Company and its operating businesses also possess deep knowledge and expertise about the permit and bond release process, which is a critical step necessary to unlock the underlying value of former mine land for non-fossil fuel uses. Range Land is actively evaluating several mine sites in Appalachia to acquire, reclaim and repurpose in order to improve the land and create non-fossil fuel economic development opportunities for disadvantaged local coal communities.

In September 2023, Range Land, through its wholly-owned subsidiary CLV Azurite Land, LLC, an Ohio limited liability company (“CLV Azurite”), acquired over 1,900 acres of surface interest at an idled mine complex in West Virginia. CLV Azurite is in active discussions with the holder of the permits and bonds associated with the acquired land to ensure that the acquired surface acreage can be repurposed for alternative non-fossil fuel uses. Concurrently, CLV Azurite is in active discussions with two experienced and well-capitalized solar developers to convert the former mine land into a large solar energy facility on a majority of the acquired surface acreage, as well as additional acreage for commercial, industrial, recreational and residential development. Under the solar arrangements, CLV Azurite would be the landlord and the solar developer-operator would be the tenant required to pay CLV Azurite a negotiated lease payment on a per acre basis.

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

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2027, subject to receipt of sufficient funding, which is currently estimated to be approximately $16.0 million. We have engaged an investment banker to assist with an initial capital raise of $4.0 million and are targeting a closing of that initial capital raise in 2Q 2024, with the remaining $12.0 million to be raised in 2025 once key drug development milestones are achieved.

Competition

Our Company is focused on a large and growing marketplace for impact investing initiatives, and therefore, is anticipated to face competition from a variety of operating businesses and investment funds who are developing similar business plans and operating strategies to satisfy the increasing demands of these types of investments in the marketplace. In many cases, these competitors are larger and better capitalized operating businesses and investment funds.

Our Company competes on the basis of a number of factors, including our geographic focus on Appalachia, access to mission-driven energy-transition capital, access to impact investing opportunities, strategic relationships with reclamation bond insurance companies, recruitment and retention of key personnel, market share with key customers, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Information Systems

In 2023, the Company engaged Foundation Software, LLC (“Foundation Software”) as its new accounting software provider and converted all of the Company’s accounting system operations from QuickBooks to Foundation Software during the second quarter of 2023.

Founded in Cleveland, Ohio in 1985, Foundation Software is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation Software offers the Company several enhanced features critical to the successful execution of its shareholder value creation plan, including (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing, (ii) equipment tracking on job sites, maintenance, utilization and depreciation, (iii) employee tracking on job sites, time and materials, utilization, and billing, (iv) job costing and profitability reporting segmented by customers, job types and location, and (v) numerous real-time management dashboard and key performance indicator reports that will allow management to closely monitor financial and operational performance and quickly react to business opportunities and issues. Furthermore, Foundation Software will allow the Company to quickly scale operations and efficiently and cost-effectively support the anticipated growth of each business, thereby preventing our accounting and management systems from becoming a limiting factor to our growth initiatives.

General Information

We maintain a corporate website at: www.rangeimpact.com. Information contained on our website is not incorporated by reference in this Annual Report. We file reports with the Securities and Exchange Commission (“SEC”) and make available free-of-charge through our website our annual reports, quarterly reports, current reports, proxy and information statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings and, more recently, with operating profits. If we do issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

Our limited operating experience could make our operations inefficient or ineffective.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our businesses, and limited experience responding to such trends. We may make errors in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately to do so could cause our business, results of operations and financial condition to suffer or fail.

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

As of March 28, 2024, we employed 56 full-time employees. Attracting and retaining personnel will be critical to our success. We may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

Our CEO and certain other Company employees devote substantial portions of their time to businesses other than the Company’s business.

Certain of our officers, directors and employees devote substantial portions of their time to businesses of other companies. Our CEO, Michael Cavanaugh, currently serves as Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries, and as the manager of several non-affiliated investment partnerships, pursuant to which he devotes a significant portion of his time. The commitments of our officers, directors and employees to these other businesses may cause them to devote less time to the Company than would otherwise be the case.

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

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

●	changes in regulatory landscape reducing the demand for, and incentives relating to, our land reclamation, water treatment and related environmental services;

●	receiving or maintaining necessary regulatory permits, licenses or approvals;

●	downturns in economic or population growth and development in our service areas, particularly in the coal mining industry and in those agricultural and commercial businesses and real estate developments which benefit from our land reclamation and water treatment services;

●	risks related to planning and commencing new operations, including inaccurate assessment of the demand for our land reclamation, water treatment and related environmental services and products and inability to begin operations as scheduled; and

●	our potential inability to identify suitable acquisition opportunities or to form relationships with coal mining operators or other landowners necessary to form strategic partnerships.

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

The equipment we use in our land reclamation and water treatment and reclamation business contains materials and parts purchased globally from many suppliers which exposes us to potential component shortages or delays. Unexpected changes in business conditions, materials pricing, labor issues, wars such as the current conflicts in Gaza and Ukraine, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in delays in providing our services and products. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources for most of our necessary components or products, there is no assurance that we will be able to do so quickly or at all or at prices that are financially feasible.

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

There can be no assurance that we will be able to successfully compete with our competitors. Our competitors may be able to offer similar services which prove to be more popular with potential customers than our services. Our ability to grow and achieve profitability will depend on our ability to satisfy our customers and withstand increasing competition by providing superior environmental services at reasonable cost. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

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

Further, we may incur costs to defend our position even if we are not liable for consequences arising out of environmental damage. Our insurance policies may not be sufficient to cover the costs of defending such claims.

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

Our customers may seek performance guarantees as to our equipment and services. Failure to meet specifications of our customers or our failure to meet our performance guarantees may increase our costs by requiring us to provide additional resources and services, monetary reimbursement to a customer or could otherwise result in liability to our customers. To the extent that we incur substantial performance guarantee claims, our reputation, earnings and ability to obtain future business could be materially adversely affected.

Developments in, and compliance with, current and future environmental and climate change laws and regulations could impact our land reclamation and water treatment business, financial condition or results of operations.

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. At the same time, the demand for our land reclamation and water treatment services also is driven by federal and state laws, regulations and programs which create incentives for our services. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or the financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

Our insurance may not provide adequate coverage.

Although we maintain general and product liability, property and commercial insurance coverage in amounts which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the performance of our systems.

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

Certain environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities might trigger compliance requirements that are not applicable to operating facilities.

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

Based on the nature of our business, we currently depend and are likely to continue to depend on a limited number of customers for a significant portion of our revenues.

We currently have five customers in West Virginia that account for substantially all of our land reclamation and water treatment business. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We currently have no sales, marketing or distribution capabilities with respect to our cannabinoid drug development business. If sufficient capital is available, we may choose to build sales, marketing or distribution capabilities internally or pursue collaborative arrangements for the sales and marketing of our products. We may be unable to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition and results of operations could be materially adversely affected.

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

We currently have no pharmaceutical products on the market, and our product candidates are still in pre-clinical development. The success of our cannabinoid drug development business depends on the successful clinical development, regulatory approval and commercialization of our product candidates, and additional pre-clinical testing and substantial clinical development and regulatory approval efforts will be required before we are permitted to commence commercialization, if ever. Any clinical trials and manufacturing and marketing of product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the United States and other jurisdictions where we intend to test and, if approved, market our product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we would need to demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditures of substantial resources beyond our current resources. Even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we are not certain that any of our product candidates will be successfully developed or commercialized.

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

In addition, manufacturers of therapeutic products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other comparable foreign regulatory authorities for compliance with current good manufacturing practices (cGMP) regulations. Our current facilities and staff have never undergone such an inspection, and we currently rely upon outside consultants and advisors to provide guidance on chemistry and manufacturing controls for pharmaceutical products. Further, manufacturers of controlled substances must obtain and maintain necessary DEA and state registrations and registrations with applicable foreign regulatory authorities and must establish and maintain processes to ensure compliance with DEA and state requirements and requirements of applicable foreign regulatory authorities governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing which may inhibit our ability to commercialize our product candidates and may otherwise have a material adverse effect on our business, financial condition and results of operations.

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

If we are able to develop and commercialize our proposed products, we could become subject to product liability claims. If we are not able to successfully defend against such claims, we may incur substantial liabilities or be required to limit commercialization of our proposed products. If we are unable to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims this could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Our consideration of sustainability and environmental criteria as the pre-eminent part of our business and investment strategy will limit the types and number of business opportunities available to the Company and may result in the Company engaging in industry sectors that underperform the market as a whole, or forgoing opportunities to invest available capital in businesses that might otherwise be advantageous to acquire or develop. If we are not successful in acquiring or developing desirable businesses or assets which fit within our business strategy or if those businesses do not generate sufficient revenue, our business, financial condition and results of operations could be materially adversely affected.

Our impact investing strategy is new, untested and may not be successful.

Our impact investing strategy is qualitative and subjective by nature, and there is no guarantee that the factors we utilize in making capital and other resource allocation decisions or any judgment exercised by our management or board will reflect the opinions of any particular shareholder, and the investment criteria utilized by the Company may differ from the investment criteria that any particular shareholder considers relevant in evaluating a company’s sustainability or impact investing practices. In making allocation and investment decisions, Company management will be dependent upon information and data obtained through voluntary or third-party reporting, if available, that may be incomplete, inaccurate or present conflicting information and data with respect to a particular opportunity, which in each case could cause the Company to incorrectly assess a potential target’s business practices with respect to its sustainability and impact investing practices. Socially and environmentally-responsible norms differ by region. In implementing its impact investing strategy, management will seek to exclude businesses deemed to be fundamentally misaligned with the Company’s sustainability principles. In addition, as a result of the Company’s engagement activities, the Company may make an investment in activities or companies that do not currently engage in sustainability or impact investing practices that meet criteria established by the Company in an effort to improve such target’s impact investing practices. Successful application of the Company’s impact investing strategy and management’s engagement efforts will depend on management’s skill in properly identifying and analyzing material sustainability issues, and there can be no assurance that the strategy or techniques employed will be successful.

We have limited experience operating an impact investing strategy and may be subject to increased business and economic risks that could affect our financial results.

We have limited experience operating a business with an impact investing strategy. If we are unable to manage our impact investing operations successfully, our financial results could be adversely affected.

We may be unable to obtain the financing we need to pursue our impact investing strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

Sustainability-focused businesses we may seek to acquire or develop will require substantial capital investment. Our access to capital on acceptable or favorable terms to us is necessary for the success of our impact investing strategy, particularly in enhancing our portfolio through M&A activities. Our attempts to obtain the necessary future financing may not be successful or result in financing available on favorable terms. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the success of our business, the credit quality of the businesses being financed, and the continued existence of tax laws which are conducive to raising capital for these types of activities. If we are not able to obtain financing on a substantially non-recourse or limited recourse basis, we may have to finance our M&A activities using recourse capital such as direct equity investments or the incurrence of additional debt by us. Also, in the absence of favorable financing options, we may decide not to develop or acquire facilities or businesses from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

We may also need additional financing to implement our impact investing strategic plan. For example, our cash flow from operations and existing liquidity facilities may not be adequate to finance any acquisitions we may seek to pursue or new technologies we may seek to develop or acquire. Financing for acquisitions or technology development activities may not be available on terms we find acceptable.

Unfavorable legislative changes could affect our financial results.

The environmental assets we are considering purchasing are often subject to environmental regulations, and we expect such regulatory conditions to influence the assumptions we will make regarding the future revenues and expenses associated with such proposed acquisitions. If those regulatory conditions change, our revenues may decrease and our expenses may increase, adversely affecting our financial results.

The reduction or elimination of government incentives could adversely affect our business, financial condition, future results and cash flows.

Our impact investing strategy benefits from those public policies and government incentives that support renewable energy and enhance the economic feasibility of sustainability-based projects in regions where we operate. Such policies and incentives include tax credits, accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and may include similar or other incentives to end users, distributors, or other participants in the energy or mining industry. Some of these measures have been implemented at the federal level, while others have been implemented by various states within the United States. The availability and continuation of these public policies and government incentives are likely to have a significant effect on the economics and viability of our environmental businesses. Changes to such public policies or any reduction in or elimination or expiration of such government incentives supporting or deregulating the exploration, production and use of fossil fuels may create regulatory uncertainty in the renewable energy industry, which could have a material adverse effect on our business, financial condition, future results, and cash flows.

We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan as implemented may not achieve its goal of enhancing shareholder value through the long-term growth of our Company.

We are implementing a multi-year strategic plan to develop an impact investing business engaged in a number of complimentary impact investing businesses in the United States which will permit us to explore synergistic growth opportunities utilizing our core competencies.

There are uncertainties and risks associated with our strategic plan, including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for a number of reasons. For example, we may face significant challenges and risks expanding into an impact investing business including:

●	our ability to compete with the large number of other companies pursuing similar business opportunities, many of which already have established businesses in the geographic regions we are targeting and/or have greater financial, strategic, technological or other resources than we have;
●	our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain desired technology, personnel, or intellectual property, to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development;
●	our ability to provide services or products that keep pace with rapidly changing technology, customer preferences, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that currently are unknown to us that will impact these markets;

●	our ability to manage the risks and uncertainties associated with our operating the facilities and projects in this line of business, including the variability of revenues and profitability of such projects;
●	our ability to devote the management and other resources required to successfully implement this plan; and
●	our ability to recruit appropriate employees and address labor market challenges in those geographic regions in which we intend to operate.

Apart from the risks associated with implementing the plan, the plan itself will expose us to other risks and uncertainties once implemented. Expanding our customer base may expose us to customers with different credit profiles than our current customers. Expanding our geographic base will subject us to risks associated with doing business in new regions where we will have to learn the local business and political environment. In addition, expanding into new technologies will expose us to new risks and uncertainties that are unknown to us now in addition to the risks and uncertainties that may be similar to those we now face. The success of the plan, once implemented, will depend, among other things, on our ability to manage these risks effectively. There is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all.

We may engage in transactions with businesses or entities affiliated with our executive officers, directors or major shareholders which may raise potential conflicts of interest.

In carrying our impact investing strategy, we may decide to enter into a transaction or acquire a business affiliated with our executive officers, directors or one or more of our major shareholders. We would pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a business combination or other transaction, and such transaction was approved by a majority of our independent and disinterested directors. We may not obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to the Company from a financial point of view of such a business combination or transaction. In the event of a transaction with an affiliated entity, potential conflicts of interest may exist and, as a result, the terms of the transaction may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may not be able to successfully conclude the transactions or integrate the companies which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

We intend to carry out our impact investing strategy primarily through acquisitions. Integrating acquisitions is often costly, and we may be unable to successfully integrate our acquired businesses with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired companies to achieve the results we expect;
●	inability to retain key personnel of the acquired companies;
●	risks associated with unanticipated events or liabilities; and
●	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers customer dissatisfaction or performance problems, this could adversely affect our reputation and could materially and adversely affect our business, financial condition, future results and cash flow.

Concentration of customers, specific projects and regions may expose us to heightened financial exposure.

The success of our impact investing strategy may be heavily dependent on one or a limited number of customers. The financial performance of those businesses depends on the ability of each customer to perform its respective obligations, possibly under a long-term agreement between the parties. Our financial results could be materially and adversely affected if any of our customers fail to fulfill its contractual obligations and we are unable to find other customers in the marketplace to purchase at the same level of profitability. We cannot be assured that such performance failures by our customers will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Moreover, there can be no assurance that we will be able to enter into replacement agreements on favorable terms or at all.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into business combinations that do not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses that fall within our impact investing strategy, it is possible that we may acquire or enter into transactions with a target business which will not meet all of these criteria. If shareholder approval of the transaction is required by applicable law or other requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of those business combinations if the target business does not meet our general criteria and guidelines.

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

The success of acquisitions of businesses, new technologies and products, or arrangements with third parties is not always predictable and we may not be successful in realizing our objectives as anticipated. Furthermore, any future credit facility entered into in connection with such acquisitions may contain certain financial and operational covenants that limit, or that may have the effect of limiting, among other things, the payment of dividends, acquisitions, capital expenditures, the sale of assets and the incurrence of additional indebtedness.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our facilities or properties.

Our impact investing business operations will be subject to numerous federal, regional, state and local statutory and regulatory standards relating to the generation, handling, transportation, use, storage, treatment and disposal of hazardous substances. If any hazardous substances are found to have been released into the environment at or by one of our facilities or on one of our properties in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to, among other things, civil or criminal liability, the imposition of liens or fines, the cessation of operations, or substantial expenditures necessary to bring our operations into compliance. Furthermore, under certain federal and states laws, we can be held liable for the cleanup of releases of hazardous substances at any of our current or former facilities or at any other locations where we arranged for disposal of those substances, even if we did not cause the release at that location or if the release complied with applicable law at the time it occurred. Liability under these laws can be joint and several. The cost of any remediation activities in connection with a spill or other release of such substances could be significant and could expose us to significant liability.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be subject to, among other things, restrictions on the nature of our investments and the issuance of securities, each of which may make it difficult for us to carry out our planned impact investing strategy. In addition, we may be subject to additional requirements including: (i) registration as an investment company with the SEC; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to. Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to carry out our impact investing strategy.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will include identifying and completing business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our principal activities will subject us to registration under the Investment Company Act.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of March 28, 2024, 101,023,485 shares were outstanding and 18,855,879 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of March 28, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.8% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience, and protecting stakeholders’ interests.

The Company is in the process of establishing a cybersecurity policy (i) designed to establish a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization and (ii) which implements protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own in order to minimize exposure to unnecessary risks across our operations. For cybersecurity, we will collaborate with expert consultants and third-party service providers to implement industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy will have a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

Cybersecurity threats have not historically impacted our operations and we do not anticipate such risks materially affecting our business, strategy, financial condition, or results of operations. However, given the escalating sophistication of cyber threats, our preventive measures may not always suffice. Despite well-designed controls, we acknowledge the inability to foresee all security breaches, including those stemming from third-party misuse of AI technologies, and the potential challenges in implementing timely preventive measures. Please see “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Item 1A: Risk Factors for additional disclosure regarding cyber attack-related risks.

The Chief Executive Officer will oversee our information security programs, including cybersecurity initiatives and cybersecurity incident response process. The Audit Committee of the Board of Directors oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

Item 2. Properties

Our corporate headquarters is a leased office located at 200 Park Avenue, Suite 400, Cleveland, Ohio. Graphium Biosciences operates out of leased office and laboratory space located at 2224A Sierra Meadows Drive, Rocklin, California pursuant to a lease expiring on March 31, 2024. The Range Reclamation Entities own an office in Flatwoods, West Virginia and lease an office in Fola, West Virginia. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. Our common stock currently trades on the OTC Markets under the symbol “RNGE.”

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by OTC Markets Group. Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2022
First Quarter ended March 31, 2022	$0.37	$0.13
Second Quarter ended June 30, 2022	0.25	0.12
Third Quarter ended September 30, 2022	0.20	0.13
Fourth Quarter ended December 31, 2022	0.21	0.13

Fiscal Year Ended December 31, 2023
First Quarter ended March 31, 2023	$0.20	$0.15
Second Quarter ended June 30, 2023	0.20	0.15
Third Quarter ended September 30, 2023	0.20	0.10
Fourth Quarter ended December 31, 2023	0.37	0.12

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of March 28, 2024, there were 70 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the year ended December 31, 2023, we issued options to purchase 2,050,000 shares of the Company’s common stock under the Range Impact, Inc. 2021 Stock Incentive Plan. Except as listed in the table below, as of December 31, 2023, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of December 31, 2023 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,392,544	$0.47	4,150,000
Total	11,392,544	$0.47	4,150,000

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the periods ended December 31, 2023 and December 31, 2022 appearing elsewhere in this Annual Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Items Affecting Comparability of Financial Results

During the year ended December 31, 2023, we purchased Collins Building, as described in Note 2 to our Consolidated Financial Statements. During the year ended December 31, 2022, we purchased the Range Reclamation Entities, as described in Note 3 to our Consolidated Financial Statements.

Plan of Operations

We are a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. We own and operate several complementary operating businesses focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. We take an opportunistic approach to impact investing by leveraging our competitive advantages and looking at solving old problems in new ways. We seek to thoughtfully allocate our capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

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

Results of Operations

Years Ended December 31, 2023 and December 31, 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues	$19,346,306	$4,832,278
Cost of services	13,111,497	3,439,026
Gross profit	6,234,809	1,393,252

Operating Expenses:
General and administrative	4,021,556	2,022,882
Research and development	458,889	470,803
Income (loss) from operations	1,754,364	(1,100,433)

Other Income:
Gain on bargain purchase	1,875,150	-
Gain on loan forgiveness	-	109,435
Interest expense	(505,917)	(81,178)
Interest income	7,458	-
Total other income (expense)	1,376,691	28,257

Net income (loss)	$3,131,055	$(1,072,176)

The Company’s revenue during the year ended December 31, 2023 was $19,346,306 compared to $4,832,278 for the year ended December 31, 2022 (an increase of $14,514,028). During the year ended December 31, 2023, we earned a gross profit of $6,234,809 compared to $1,393,252 during the year ended December 31, 2022 (an increase of $4,841,557).

During the year ended December 31, 2023, we incurred general and administrative expenses in the aggregate amount of $4,021,556 compared to $2,022,882 incurred during the year ended December 31, 2022 (an increase of $1,998,674). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The largest increase related to (i) the general and administrative expenses incurred by our Range Reclaim segment of $2,068,677 during the year ended December 31, 2023, compared to $631,820 incurred during the year ended December 31, 2022 (an increase of $1,436,857), which was due to the acquisition of Collins Building in 2023 and significantly increased activity in the Range Reclaim segment during the year ended December 31, 2023. We recorded wages for the Corporate segment in the amount of $465,057 during the year ended December 31, 2023 compared to $392,344 during the year ended December 31, 2022 (an increase of $72,713), which was primarily due to additional wages resulting from two new accounting professionals hired during the year ended December 31, 2023.

During the year ended December 31, 2023, we incurred research and development expenses of $458,889 compared to $470,803 incurred during the year ended December 31, 2022 (a decrease of $11,914). All of these expenses were incurred by the Company’s Drug Development segment. The Company’s research and development personnel expenses were $274,912 during the year ended December 31, 2023, compared to $331,202 for the year ended December 31, 2022 (a decrease of $56,290), and consulting expenses totaled $87,000 during the year ended December 31, 2023 compared to $0 during the year ended December 31, 2022.

During the year ended December 31, 2023, we recorded other income of $1,376,691, consisting of a gain on bargain purchase of $1,875,150 and interest income of $7,458, offset by interest expense of $505,917, compared to other income of $28,257 during the year ended December 31, 2022, consisting of a gain on loan forgiveness of $109,435 offset by interest expense of $81,178 during the year ended December 31, 2022 (an increase of $1,348,434).

Our net income during the year ended December 31, 2023 was $3,131,055 compared to a net loss of $1,072,176 for the year ended December 31, 2022 (an improvement of $4,203,231). The improvement in year over year net income is primarily due to the year over year increase in gross profit of $4,841,557 which was primarily derived from the operations of the Range Reclaim segment.

Liquidity and Capital Resources

As of December 31, 2023, we had an accumulated deficit of $47,081,799.

As of December 31, 2023, we had total current assets of $9,724,845, primarily comprised of cash in the amount of $2,176,800 and accounts receivable of $7,185,411. As of December 31, 2023, we had total current liabilities of $8,971,089, primarily consisting of the current portion of long-term debt in the amount of $2,755,792, accounts payable of $3,714,014 and lines of credit of $2,400,000. As a result, on December 31, 2023, the Company had working capital of $753,756. At December 31, 2022, the Company had negative working capital of $(128,371).

As of December 31, 2023, the Company had long-term assets of $14,063,299, comprised of net equipment assets of $13,301,902, goodwill of $751,421, and deposits of $9,976. As of December 31, 2023, the Company had long-term liabilities of $5,250,027, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating income for the 12 months following December 31, 2023 are expected to be approximately $1,200,000, which is comprised of revenue generated by the Range Reclaim and Range Security business segments partially offset by general operating and research and development expenses. Based on the Company’s cash balance of $2,176,800, and its estimated net operating income of approximately $1,200,000 for the 12-month period ending December 31, 2024, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate positive cash flow from its operating businesses, other than its Drug Development business, but may also seek additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan.

As we have disclosed in our previously-filed quarterly reports, we are actively seeking capital to advance our leading drug candidate, VBX-100, through Phase II clinical trials. We have no assurance that we will be successful in these capital-raising efforts or whether, as a result of such fund-raising, Graphium would continue as a wholly-owned subsidiary of the Company. In the event that we fail to raise the desired amount of capital, the Company will likely explore a strategic alternative for our Drug Development business so the Company can focus on our income-producing environmental services business. Such a disposition of the Drug Development business, were it to occur, would likely have a material effect on the Company’s operations and financial condition.

Our estimated total expenditures for the 12-month period ending December 31, 2024 could increase if we encounter unanticipated expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. Until such time as our operating businesses are consistently cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

Net Cash Provided By (Used in) Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $438,637 compared to net cash used in operating activities of $603,778 for the year ended December 31, 2022 (an improvement of $1,042,415). This improvement was primarily attributable to (i) our net income of $3,131,055 for the year ended December 31, 2023 compared to a net loss of $1,072,176 for the year ended December 31, 2022, (ii) an increase in accounts payable of $3,480,206, and (iii) an increase in the cash adjustment for depreciation expense of $1,781,573 during the year ended December 31, 2023 compared to $395,543 during the year ended December 31, 2022, offset by an increase in accounts receivable of $6,204,026 in the year ending December 31, 2023. Net cash used in operating activities during the year ended December 31, 2022, consisted primarily of a net loss of $1,072,176, offset by stock-based compensation of $393,260 and depreciation of $395,543.

Net Cash Used in Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $7,162,811, which consisted primarily of $4,035,250 of long-term debt issued and $1,000,000 paid for the Collins Building acquisition, $1,118,664 for equipment purchased primarily by the Range Reclaim segment and $1,008,897 for land purchases by the Range Land segment. For the year ended December 31, 2022, net cash used in investing activities was $6,547,230, which consisted primarily of $5,813,057 for equipment purchased by the Range Reclaim segment and $750,000 paid in connection with the acquisition of the Range Reclamation Entities.

Net Cash Provided By Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $8,458,605, compared to net cash provided from financing activities of $7,555,034 for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 consisted of $3,110,000 received from the issuance of common stock and warrants, proceeds of $4,035,250 from long-term debt issued for the Collins Building acquisition and proceeds of $2,400,000 from lines of credit, offset by the repayment of long-term debt of $1,650,659. Net cash provided by financing activities for the year ended December 31, 2022 consisted of $3,250,000 received from the issuance of common stock and warrants, proceeds of $5,091,177 from long-term debt, offset by the payoff of an SBA Disaster Loan of $158,815, the payoff of a revolving line of credit of $350,000 and repayment of long-term debt of $277,328.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	76	November 2018
Richard Celeste (1)(2)(3)	Director	86	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	49	November 2018 / May 2019
Richard McKilligan	Chief Financial Officer and Counsel	60	May 2019
Dr. Brandon Zipp	Chief Science Officer	42	September 2020

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

Director Independence

Pursuant to its charter, the Nomination and Corporate Governance Committee reviews the independence of each director annually and makes recommendations to the Board based on its findings. During these reviews, the Nomination and Corporate Governance Committee is to consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management in order to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent under the independence standards established by the Board from time to time and under the applicable rules of any applicable stock exchange, except to the extent permitted by such rules. While the Nomination and Corporate Governance Committee did not conduct its annual review of director independence in 2023, the Board has determined that all of our directors are independent other than Mr. Cavanaugh, our Chief Executive Officer. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held four meetings during the year ended December 31, 2023. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the year ended December 31, 2023 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding one meeting, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, 100% of the meetings of the Board and any committee of which he or she was a member.

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

Board Leadership Structure

Mr. Feighan serves as Chairman of the Board, a position he has held since November 2018. The Company has determined its current structure to be most effective as the Chairman serves as a liaison between its directors and management and helps to maintain communication and discussion among the Board and management, while allowing the CEO to focus on the execution of business strategy, growth and development. The Chairman serves in a presiding capacity at Board meetings and has such other duties as are determined by the Board from time to time.

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

Range Impact, Inc.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company’s website at https://rangeimpact.com/investors/

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during the year ended December 31, 2023, except that each of our directors, including our Chief Executive Officer, failed to timely file a Form 4 reporting their receipt of options to purchase the Company’s common stock under the under the Range Impact, Inc. 2021 Stock Incentive Plan on December 21, 2023 as reported in a Form 4 filed by each such person on January 12, 2024.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us during the years ended December 31, 2023 and December 31, 2022, for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2023 fiscal year and whose total compensation exceeded $100,000 during the year ended December 31, 2023.

Summary Compensation Table

Name	Period Ending	Salary ($)	Option Awards (non-cash) (1)	Total ($)

Michael Cavanaugh, Chief Executive Officer (2) (principal executive officer)	Year Ended 12/31/23	236,000	211,800	447,800
	Year Ended 12/31/22	236,000	111,300	347,300

Richard McKilligan, Chief Financial Officer (3) (principal financial officer)	Year Ended 12/31/23	180,000	-	180,000
	Year Ended 12/31/22	180,000	37,100	217,100

Dr. Brandon Zipp, Chief Science Officer (4)	Year Ended 12/31/23	180,000	-	180,000
	Year Ended 12/31/22	180,000	37,100	217,100

(1) The method used and the assumptions made to calculate the fair value of option awards included in this table are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2023 and December 31, 2022 appearing elsewhere in this Annual Report.

(2) Based on the fair value of (i) an option to purchase 750,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022, and (ii) an option to purchase 1,000,000 shares of common stock with an exercise price of $0.212 per share, granted in December 2023.

(3) Based on the fair value of an option to purchase 250,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022.

(4) Based on the fair value of an option to purchase 250,000 shares of common stock with an exercise price of $0.18 per share, granted in November 2022.

Outstanding Equity Awards at December 31, 2023

	Option Awards
		Number of securities underlying unexercised option		Option Exercise	Option Expiration
	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Michael Cavanaugh (1)	5/8/2019	500,000	-	0.35	5/8/2029
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	350,000	-	0.277	12/10/2031
	11/30/2022	750,000		0.18	11/30/2032
	12/21/2023	1,000,000		0.212	12/21/2033

Richard McKilligan (2)	7/18/2016	370,234	-	0.50	7/18/2026
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

Brandon Zipp (3)	7/18/2016	370,234	-	0.50	7/18/2026
	5/8/2019	500,000	-	0.35	5/8/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

(1)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020 and 250,000 of which became fully exercisable in May 2021, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, (iii) an option to purchase 350,000 shares of common stock, all of which became fully exercisable in December 2021, (iv) an option to purchase 750,000 shares of common stock all of which became fully exercisable in November 2022, and (v) an option to purchase 1,000,000 shares of common stock all of which became fully exercisable in December 2023.

(2)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which became fully exercisable in July 2018, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in November 2022.

(3)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which were became fully exercisable in July 2018, (ii) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020, and 250,000 of which became fully exercisable in May 2021, (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in November 2022.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the year ended December 31, 2023:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$36,000	$52,950	$-	$88,950

Edward Feighan (1)	$136,000	$52,950	-	$188,950

(1)	As of December 31, 2023, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, all of which are fully vested, and (ii) Mr. Feighan held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.30 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.212 per share, all of which are fully vested. The method used and the assumptions made to calculate the fair value of the options are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2023 and December 31, 2022 appearing elsewhere in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Range Impact, Inc., 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after December 31, 2023, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	4,857,584	4.8
Michael Cavanaugh (3)	4,729,791	4.7
Dr. Brandon Zipp (4)	1,334,234	1.3
Richard Celeste (5)	1,250,000	1.2
Richard McKilligan (6)	1,030,234	1.0

All Directors and Executive Officers as a Group (5 persons)	13,201,843	13.1
Joseph E. LoConti (7)	20,827,180	20.6
Indemnity National Insurance Company (8)	21,333,333	21.1

(1)	Based on 101,023,485 shares of our common stock issued and outstanding as of March 28, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	Includes (i) 2,672,365 shares of the Company’s common stock held directly by Mr. Feighan, (ii) currently exercisable options to purchase 1,500,000 shares of common stock, and (iii) 685,228 shares of the Company’s common stock held by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan.

(3)	Consists of (i) 1,879,791 shares of common stock and (ii) currently exercisable options to purchase 2,850,000 shares of common stock.

(4)	Consists of (i) 64,000 shares of common stock and (ii) currently exercisable options to purchase 1,270,234 shares of common stock.

(5)	Represents currently exercisable options to purchase 1,250,000 shares of common stock.

(6)	Consists of (i) 10,000 shares of common stock and (ii) currently exercisable options to purchase 1,020,234 shares of common stock.

(7)	This information is based solely on the Form 4 filed on Mr. LoConti on December 14, 2023. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

(8)	This information is based solely on the Schedule 13G filed by Indemnity National Insurance Company on November 7, 2023. Indemnity National Insurance Company’s address is 238 Bedford Way, Franklin, Tennessee 37064.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the years ended December 31, 2023 and 2022, and through the filing of this Annual Report, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Meaden & Moore, Ltd., our independent registered public accounting firms, for services rendered in the years ended December 31, 2023 and 2022. All fees described below were approved by our Board of Directors:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Audit Fees	$183,350	$143,200
Tax Fees	32,800	13,671
All Other Fees	-	1,900
Total Fees	$216,150	$158,771

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

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. We incurred no such fees during the year ended December 31, 2023.

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

RANGE IMPACT, INC.

Date: March 29, 2024	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	March 29, 2024
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	March 29, 2024
Edward Feighan

/s/ Richard Celeste	Director	March 29, 2024
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Range Impact, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Range Impact, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

During the year ended December 31, 2023, the Company completed a business acquisition. On August 31, 2023, the Company acquired 100% of the outstanding common stock of Collins Building & Contracting, Inc., for an aggregate purchase price of $5,035,250. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired at fair value as of the transaction date. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and assets acquired in the acquisition, specifically the equipment and building assets acquired. The Company also utilized property tax assessments to assist in determining the fair value of the land assets acquired. We identified the estimation of the fair value of the consideration transferred and assets acquired, and the gain on bargain purchase in this acquisition as a critical audit matter.

We identified the valuation of the consideration transferred, assets acquired, and gain on bargain purchase as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used such as market conditions and condition of the equipment and buildings, functionality of the equipment and buildings, and assessed property valuations from local taxing authorities.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	We evaluated management’s and the appraiser’s identification of assets acquired in the appraiser’s report.
●	We obtained management’s purchase price allocation detailing fair values assigned to acquired assets.
●	We obtained a valuation report prepared by a certified equipment appraiser engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired assets, and examined valuation methods used and credentials, qualifications, and independence of the specialist.
●	We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report. We evaluated the accuracy and completeness of the financial statement presentation and disclosures of the acquisition.

In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in the evaluations of the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, LTD.

We have served as the Company’s auditor since 2021.

Cleveland, Ohio

March 29, 2024

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2023	2022
Assets

Current Assets
Cash and cash equivalents	$2,176,800	$442,369
Accounts receivable	7,185,411	981,385
Contract assets	247,310	-
Prepaid expenses	115,324	884
Total current assets	9,724,845	1,424,638
Long-term Assets
Property and equipment, net of accumulated depreciation	13,301,902	6,045,514
Goodwill	751,421	751,421
Deposits	9,976	8,892
Total long-term assets	14,063,299	6,805,827
Total Assets	$23,788,144	$8,230,465

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$2,400,000	$-
Current portion of long-term debt	2,755,792	1,319,201
Accounts payable	3,714,014	233,808
Accrued expenses	101,283	-
Total current liabilities	8,971,089	1,553,009
Long-term Liabilities
Long-term debt, net of current portion	5,250,027	3,738,013
Total long-term debt	5,250,027	3,738,013
Total liabilities	14,221,116	5,291,022

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 101,023,485 and 78,116,814 shares issued and outstanding, respectively	101,023	78,117
Additional paid-in-capital	56,547,804	53,074,180
Accumulated deficit	(47,081,799)	(50,212,854)
Total stockholders’ equity	9,567,028	2,939,443
Total Liabilities and Stockholders’ Equity	$23,788,144	$8,230,465

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenues	$19,346,306	$4,832,278
Cost of services	13,111,497	3,439,026
Gross profit	6,234,809	1,393,252

Operating Expenses:
General and administrative	4,021,556	2,022,882
Research and development	458,889	470,803
Total operating expenses	4,480,445	2,493,685

Income (loss) from operations	1,754,364	(1,100,433)

Other income (expense):
Gain on bargain purchase	1,875,150	-
Gain on loan forgiveness	-	109,435
Interest expense	(505,917)	(81,178)
Interest income	7,458	-
Total other income	1,376,691	28,257

Net income (loss)	$3,131,055	$(1,072,176)

Net income (loss) per share – basic and diluted	$0.04	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	83,129,637	68,112,248

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	51,450,147	$51,450	$48,707,587	$(49,140,678)	$(381,641)

Shares and warrants issued for cash	21,666,667	21,667	3,228,333	-	3,250,000
Shares issued in exchange for Range	5,000,000	5,000	745,000	-	750,000
Stock based compensation	-	-	393,260	-	393,260
Net loss	-	-	-	(1,072,176)	(1,072,176)

Balance, December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443

Shares and warrants issued for cash	20,733,337	20,733	3,089,267	-	3,110,000
Shares issued in exchange for warrants	2,173,334	2,173	(2,173)	-	-
Stock based compensation	-	-	386,530	-	386,530
Net income	-	-	-	3,131,055	3,131,055

Balance, December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$3,131,055	$(1,072,176)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	(1,875,150)	-
Fair value of vested stock options	386,530	393,260
Depreciation	1,781,573	395,543
Changes in operating assets and liabilities:
Accounts receivable	(6,204,026)	(91,466)
Contract assets	(247,310)	-
Forgiveness of PPP loan	-	(109,435)
Prepaid expense	(114,440)	3,000
Accounts payable	3,480,206	(122,304)
Accrued expenses	101,283	-
Deposits	(1,084)	(200)
Net cash provided by (used in) operating activities	438,637	(603,778)

Cash flows from investing activities:
Capital expenditures	(1,118,664)	(5,813,057)
Cash paid in consideration for Collins Building acquisition	(1,000,000)	-
Long-term debt issued for Collins Building acquisition	(4,035,250)	-
Cash paid for acquisition of land	(1,008,897)
Cash acquired in acquisition of Range Environmental Resources	-	15,827
Cash paid for acquisition of Range Environmental Resources	-	(750,000)
Net cash used in investing activities	(7,162,811)	(6,547,230)

Cash provided by financing activities:
Proceeds from issuance of common shares and warrants	3,110,000	3,250,000
Proceeds from notes issued in acquisition of Collins Building	4,035,250	-
Proceeds from long-term debt	564,014	5,091,177
Repayment of long-term debt	(1,650,659)	(277,328)
Payoff of SBA disaster loan	-	(158,815)
Proceeds from (payoff of) line of credit	2,400,000	(350,000)
Net cash provided by financing activities	8,458,605	7,555,034

Net increase in cash and cash equivalents	1,734,431	404,026
Cash and cash equivalents - beginning of period	442,369	38,343

Cash and cash equivalents - end of period	$2,176,800	$442,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-

Supplemental non-cash investing and financing activities:
Shares issued for acquisition	$-	$750,000
Long-term debt from Range Reclamation Entities acquisition	$-	$243,365
Forgiveness of PPP loan	$-	(109,435)

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS

ENDED DECEMBER 31, 2023 AND 2022

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Originally founded in 2007 as Legend Mining Inc., the Company began operations as a mineral extraction exploration business. In 2011, the Company changed its name to Stevia First Corp. and pursued a new strategy focused on developing stevia-based additives for the food and beverage industry. In 2015, the Company changed its name to Vitality Biopharma, Inc. and pursued a new strategy focused on developing cannabinoid-based prodrugs anticipated to treat inflammatory conditions of the gastrointestinal tract.

In October 2021, the Company changed its name to Malachite Innovations, Inc. and formed two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”) which was formed to serve as a holding company for the Company’s future impact investing businesses.

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

In December 2022, Daedalus was merged into the Company as a result of which the Company became the parent of all of its wholly-owned operating subsidiaries.

In August 2023, the Company acquired Collins Building & Contracting, Inc., a West Virginia corporation (“Collins Building”), an environmental services business primarily focusing on the reclamation of abandoned mine land sites in West Virginia, as described in more detail in Note 2.

In December 2023, the Company changed its name to Range Impact, Inc., and reorganized into five operating business segments: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catalyst Land Ventures, LLC, CLV Azurite Land LLC, Collins Building & Contracting, Inc., Graphium Biosciences, Inc., Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Security, LLC, Range Security Resources, LLC, Range Water, LLC, Terra Preta, LLC, Aether Credit Ventures, Inc. (dissolved in November 2023), Pristine Stream Ventures, Inc. (dissolved in November 2023), NextGen AgriTech, Inc. (dissolved in November 2023), and Daedalus Ecosciences, Inc. (merged into Range Impact, Inc. in December 2022), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Business Combinations

Business combinations are accounted for using the purchase method of accounting under ASC 805, “Business Combinations.” This method requires the Company to record assets and liabilities of the businesses acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of the net assets acquired over the cost of the acquisition is accounted for as a bargain purchase gain. Determining the fair value requires management to make estimates and assumptions including discount rates, rates of return on assets, and long-term sales growth rates.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the ASC 606 revenue recognition standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied.

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

The Company recognizes revenue on reclamation contracts over time as performance obligations are satisfied due to the continuous transfer of control to the customer. The Company’s contracts are generally accounted for as a single performance obligation since the Company is providing a significant service of integrating components into a single project. The Company recognizes revenue using a cost-based input method, by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion. This percentage is applied to the transaction price to determine the amount of revenue to recognize. The Company believes the cost-based input method is the most faithful depiction of performance because it directly measures the value of the services transferred to the customer.

Contract Estimates

Due to the nature of the Company’s performance obligations, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Since a significant change in one or more of these variables could affect the profitability of contracts, the Company reviews and updates contract-related estimates regularly through a review process in which the Company reviews the progress and execution of performance obligations and the estimated cost at completion.

The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, a provision for the entire loss is recognized in the period it is identified.

Contract Modifications

Contract modifications can occur during the performance of the Company’s contracts. Contracts are modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Cost and Expense Recognition

Contract costs include all direct labor, materials, equipment mobilization, subcontractor, and equipment costs, and those indirect costs related to contract performance, such as indirect labor, tools and supplies. For stabilization contracts, costs are generally recognized as incurred.

The Company recognizes revenue from contracts for financial reporting purposes over time. Progress toward completion of the Company’s contracts is measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly.

Revenue earned over time compared to a point in time is as follows for the years ended December 31, 2023 and 2022.

	Year ended December 31, 2023	Year ended December 31, 2022

Earned over time	$2,824,387	$-
Point in time	16,521,919	4,832,278
Total revenue	19,346,306	4,832,278

Cost of Services

Contract costs include all direct labor, materials, subcontractor, and equipment costs and those indirect costs related to contract performance, such as indirect labor, tools and supplies. For construction contracts, costs are generally recognized as incurred. Under certain circumstances, costs incurred in the period related to future activity on contracts may be capitalized.

Costs incurred that do not contribute to satisfying performance obligations are excluded from the cost input calculation for revenue recognition. Excluded costs include both uninstalled materials and abnormal costs. Abnormal costs comprise wasted materials, wasted or rework labor and other resources to fulfill a contract that were not reflected in the price of the contract. A limited allowance for material overages and labor inefficiencies is typically included in our contract costs estimates (and by extension, in the contract price).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $2,100,255 as of December 31, 2023. There were no reclamation contracts receivable as of December 31, 2022 and 2021.

The Company recognizes an allowance for losses on accounts and contract receivables in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging and management’s assessment of current conditions and reasonable and supportable expectations of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Based on management’s assessment, it has concluded that losses on balances outstanding as of December 31, 2023 and 2022 will be immaterial and, therefore, no allowances were recorded for the years ended December 31, 2023 or 2022. There were no accounts receivable balances at December 31, 2021. No bad debt expense was accrued in either of the years ended December 31, 2023 or 2022 and there is no allowance for credit losses as of December 31, 2023 or 2022.

Contract Assets

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is utilized, and revenue recognition exceeds the amount billed to the customer. The Company’s contract assets are reported on a contract-by-contract basis at the end of each reporting period. The Company classifies contract assets as current or noncurrent based on whether the revenue is expected to be recognized sooner or later than one year from the balance sheet date.

Details of contract assets arising from reclamation contracts in process as of December 31, 2023 are as follows:

Costs incurred on contracts in progress	$425,634
Estimated earnings	340,528
Revenue earned on contracts in progress	766,162
Less: Billings to date	(518,852)
Total contract assets	$247,310

There were no contract assets as of December 31, 2022 or 2021.

Property and Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	December 31, 2023	December 31, 2022

Equipment	$13,835,929	$6,637,814
Land	1,563,797	-
Buildings	199,500	-
Accumulated depreciation	(2,297,324)	(592,300)
Net book value	13,301,902	6,045,514
Depreciation expense	$1,781,573	$395,543

The Company provides for depreciation of property and equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the equipment. All of the Company’s buildings were acquired in the purchase of Collins Building and are also being depreciated over an estimated six-year useful life due to their age at the date of acquisition.

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment.

Goodwill

U.S. GAAP requires that goodwill be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect the significant inputs used to determine the fair value of the reporting unit to determine whether an interim quantitative impairment test is required.

The Company performed its annual impairment test for goodwill on December 31, 2023. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. The qualitative analysis indicated that a quantitative impairment test was not necessary.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of December 31, 2023 or 2022. The laboratory space lease in Rocklin, California was renewed in March 2022 and ends on March 31, 2023. The space is currently being leased on a month to month basis.

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

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Basic and Diluted Income (Loss) Per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31, 2023	December 31, 2022
Options	11,392,544	9,392,544
Warrants	3,313,335	22,313,335
Total	14,705,879	31,705,879

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

Segments

As of December 31, 2023, the Company has five operating business segments: (i) Range Reclaim; (ii) Range Water; (iii) Range Security; (iv) Range Land; and (v) Drug Development. Previously, beginning in October 2021, the Company began operating under two segments: (A) the Drug Development segment, which reports the operating results of our broad portfolio of glycosylated cannabinoid prodrugs, and (B) the Range Reclaim segment, which provides land reclamation, water restoration and incidental mining to mining and non-mining customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023.

In accordance with the “Segment Reporting” Topic of ASC 280, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard was effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company has fully adopted the standard with no material impact to the financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, and the method used to allocate overhead for significant segment expenses. All current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.

2. ACQUISITION OF COLLINS BUILDING & CONTRACTING

On August 31, 2023, the Company entered into a stock purchase agreement with the owner of Collins Building & Contracting, Inc. (“Collins Building”) pursuant to which the owner agreed to sell all of the outstanding common stock of Collins Building to the Company in exchange for (a) cash consideration of $1,000,000, (b) a five-year secured promissory note in the principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and (c) a two-year secured promissory note in the principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”). The First Promissory Note is secured by the acquired real property and quarry infrastructure, and the Second Promissory Note is secured by the acquired equipment.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. Because the fair values exceeded the purchase price, we recognized a gain on the purchase of $1,875,150. The allocation of the purchase price is based on management’s estimates and a third party assessment of the fair value of the equipment purchased.

Fair value of assets acquired:
Equipment	$6,156,000
Land	554,900
Buildings	199,500
Total assets acquired	6,910,400
Less: Gain on bargain purchase price	(1,875,150)
Purchase price	$5,035,250
Cash consideration	1,000,000
Long-term notes issued to the seller	4,035,250
Total purchase price	$5,035,250
Acquisition transaction costs incurred	$167,212

Collins Building contributed revenues of $2,833,068 and net income of $437,554 to the Company’s consolidated revenues and net income for the year ended December 31, 2023.

3. ACQUISITION OF RANGE ENVIRONMENTAL RESOURCES AND RANGE NATURAL RESOURCES

In May 2022, the Company and its then wholly-owned subsidiary, Daedalus Ecosciences, Inc., entered into a share purchase agreement with Range Environmental Resources, Inc. (“Range Environmental”), and Range Natural Resources, Inc. (“Range Natural”, and collectively with Range Environmental, the “Range Reclamation Entities”), and the two (2) shareholders of the Range Reclamation Entities (the “Range Shareholders”) (the “Share Purchase Agreement”), pursuant to which the Company issued a total of 10,000,000 shares of the Company’s common stock to the Range Shareholders and paid cash consideration of $1,000,000 to the Range Shareholders for 80% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequent to entering into the Share Purchase Agreement, the Company discovered that Joshua Justice, one of the Range Shareholders (“Justice”), made certain misrepresentations in the Share Purchase Agreement. On July 12, 2022, the Company entered into a Separation Agreement, by and among the Company, Daedalus Ecosciences, the Range Reclamation Entities, and Justice and his spouse (the “Separation Agreement”) pursuant to which Justice: (a) acknowledged that his employment with the Range Reclamation Entities was terminated for cause effective June 30, 2022; (b) returned the 5,000,000 shares of the Company’s common stock that had been issued to him under the terms of the Share Purchase Agreement; (c) transferred his 10% interest in each of the Range Reclamation Entities to Daedalus Ecosciences; and (d) paid Daedalus Ecosciences cash in an amount of $250,000. As a result, only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered to have been issued in exchange for 90% of the outstanding common stock of each of the Range Reclamation Entities.

Subsequently, on October 11, 2022, Daedalus Ecosciences and Jeremy Starks, the remaining Range Shareholder (“Starks”), entered into a share purchase agreement, effective as of May 11, 2022 (the “Starks Agreement”), pursuant to which Starks exchanged his 10% common stock ownership of the Range Reclamation Entities for 10% of the Cash Dividends and Sale Proceeds (as both terms are defined in the Starks Agreement) of the Range Reclamation Entities, as a result of which the Range Reclamation Entities are now wholly-owned subsidiaries of the Company and the Range Reclamation Entities are reported as wholly-owned direct subsidiaries of the Company in the Company’s consolidated financial statements made part of this Form 10-K.

The Company accounted for the above-referenced transactions as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. The allocation of the purchase price is based on management’s estimates.

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

The Range Reclamation Entities contributed all of the Company’s consolidated revenues of $4,832,278 for the year ended December 31, 2022 and contributed $997,405 in net income to the Company’s consolidated net income for the year ended December 31, 2022.

4. GOODWILL

The increase in goodwill in the year ended December 31, 2022, was driven by the addition of the Range Reclamation Entities in the period and represents the value of the Range Reclamation Entities’ employee relations. All Goodwill is included in the Range Reclaim segment as follows:

	December 31, 2023	December 31, 2022
Range Reclaim Segment:
Beginning Balance	$751,421	$-
Acquisitions	-	751,421
Ending Balance	$751,421	$751,421

5. EQUITY

Issuance of Common Stock and Warrants

In May 2022, the Company entered into two securities purchase agreements providing for the issuance and sale by the Company of (i) 20,000,000 shares of the Company’s common stock (the “May 2022 Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 20,000,000 shares of the Company’s common stock at a price of $0.60 per share (the “May 2022 Warrants”). The May 2022 Warrants expire on May 10, 2027. The aggregate proceeds to the Company from the sale of the May 2022 Shares and May 2022 Warrants was $3,000,000.

In May 2022, the Company purchased 90% of the outstanding common stock of each of the Range Reclamation Entities for a combination of Company shares and cash, as described in Note 3. Only 5,000,000 of the Company’s common stock issued to the Range Shareholders is considered outstanding as of December 31, 2022, in order to reflect the effects of the Separation Agreement.

In August 2022, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of (i) 1,666,667 shares of the Company’s common stock (the “August 2022 Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 1,666,667 shares of the Company’s common stock at a price of $0.60 per share (the “August 2022 Warrants”). The August 2022 Warrants expire on August 26, 2027. The aggregate proceeds to the Company from the sale of the August 2022 Shares and August 2022 Warrants was $250,000.

In April 2023, the Company entered into securities purchase agreements providing for the issuance and sale by the Company of (i) 2,733,334 shares of the Company’s common stock (the “April 2023 Shares”) at a price of $0.15 per share and (ii) warrants to purchase up to an additional 2,733,333 shares of the Company’s common stock at a price of $0.60 per share (the “April 2023 Warrants”). The April 2023 Warrants expire on April 11, 2028. The aggregate proceeds to the Company from the sale of the April 2023 Shares and April 2023 Warrants were approximately $400,000.

In August 2023, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 6,666,667 shares of the Company’s common stock (the “August 2023 Shares”) at a price of $0.15 per share. After deducting for fees and expenses, the aggregate net proceeds from the sale of the August 2023 Shares were approximately $1,000,000.

In October 2023, the Company entered into warrant exchange agreements with certain holders of warrants to exchange warrants to purchase a total of 21,733,334 shares of the Company’s common stock for an aggregate of 2,173,334 shares of the Company’s common stock. The warrants that were exchanged were extinguished.

In December 2023, the Company entered into securities purchase agreements providing for the issuance and sale by the Company of 11,333,336 shares of the Company’s common stock (the “December 2023 Shares”) at a price of $0.15 per share. The aggregate proceeds from the sale of the December 2023 Shares were approximately $1,700,000.

6. STOCK OPTIONS

Stock options issued during the year ended December 31, 2023

During the year ended December 31, 2023, the Company granted to directors, advisors, and employees options to purchase an aggregate of 2,050,000 shares of the Company’s common stock with exercise prices of between $0.1337 and $0.212 per share that expire ten years from the date of grant. One option granted for 300,000 shares vests over two years, the other 1,750,000 options vested upon grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of between 269.66% and 277.5%, (ii) a discount rate of between 1.40% and 4.27%, (iii) zero expected dividend yield, and (iv) an expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to directors, advisors, and employees at their grant dates was approximately $413,470, $386,530 of which was allocated to general and administrative expenses during the year ended December 31, 2023, and $26,940 of which will be amortized over two years from the date of grant. At December 31, 2023, $22,450 of the cost of the outstanding stock-based awards remained outstanding and will be amortized over the next two years.

Stock options issued during the year ended December 31, 2022

During the year ended December 31, 2022, the Company granted to directors, advisors, and employees options to purchase an aggregate of 2,650,000 shares of the Company’s common stock with exercise prices of $0.18 per share that expire ten years from the date of grant, and vested upon grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of 277.5%, (ii) a discount rate of 3.82%, (iii) zero expected dividend yield, and (iv) an expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to directors, advisors, and employees at their grant dates was approximately $393,260, all of which was allocated to general and administrative expenses during the year ended December 31, 2022.

A summary of the Company’s stock option activity during the years ended December 31, 2023 and 2022 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	6,882,544	$0.69
Granted	2,650,000	0.18
Exercised	-	-
Expired	(140,000)	1.12
Forfeited	-	-
Balance outstanding at December 31, 2022	9,392,544	$0.54
Granted	2,050,000	0.20
Exercised	-	-
Expired	(50,000)	3.62
Forfeited	-	-
Balance outstanding at December 31, 2023	11,392,544	$0.47
Balance exercisable at December 31, 2023	11,192,544	$0.48

At December 31, 2023, the 11,392,544 outstanding stock options had aggregate intrinsic value of $378,030.

A summary of the Company’s stock options outstanding as of December 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, December 31, 2023	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	33,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	11,392,544

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, December 31, 2023	100,000	$0.1337	$0.1337
	2,850,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	33,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	11,192,544

7. WARRANTS

A summary of warrants to purchase common stock issued during the years ended December 31, 2023 and 2022 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	646,668	$1.08
Granted	21,666,667	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2022	22,313,335	$0.61
Granted	2,733,334	0.60
Exchanged for shares of common stock	(21,733,334)	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2023	3,313,335	$0.66

In October 2023, the Company entered into warrant exchange agreements with certain holders of warrants to exchange warrants to purchase a total of 21,733,334 shares of the Company’s common stock for an aggregate of 2,173,334 shares of the Company’s common stock.

At December 31, 2023 and December 31, 2022, the outstanding stock warrants had no intrinsic value.

8. NOTES PAYABLE

Range Environmental was granted a loan (the “PPP loan”) from United Bank for $109,435 on March 9, 2021, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan had a maturity date of March 9, 2023 and bore interest at a rate of 1% per annum, with the first six months of interest deferred. On August 19, 2022, Range Environmental received notice that the U.S. Small Business Administration (“SBA”) had reviewed the forgiveness application of the PPP loan and provided forgiveness of the entire principal of the PPP loan plus accrued interest. The Company recognized a gain on forgiveness of the PPP loan of $109,435 during the year ended December 31, 2022.

On June 17, 2020, Range Environmental was granted an SBA Disaster Loan in the amount of $150,000 with an interest rate of 3.75% per annum. On September 14, 2022, the Company paid the entire balance due on this loan of $158,815, including $8,815 in accrued interest.

The Company had no notes payable outstanding as of December 31, 2023.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral, and debt issued as part of the acquisition of Collins Building.

Interest rates on the equipment financings range from 3.69% to 9.95% for 2023 and mature between 2024 through 2028.

The Collins Building debt consists of a five-year secured promissory note with an original principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note with an original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Promissory Notes”). The First Promissory Note is secured by the acquired real property and quarry infrastructure and the Second Promissory Note is secured by the acquired equipment. At December 31, 2023, the First Promissory Note had an outstanding balance of $1,887,395 and the Second Promissory Note had an outstanding balance of $1,798,633.

A summary of payments due under the long-term debt by year is as follows:

	Equipment Financing	Collins Promissory Notes

2024 – due between January 1, 2024 and December 31, 2024	$1,319,219	$1,436,573
2025 – due between January 1, 2025 and December 31, 2025	945,890	1,095,081
2026 – due between January 1, 2026 and December 31, 2026	785,023	408,289
2027 – due between January 1, 2027 and December 31, 2027	762,699	437,387
2028 and later – due on January 1, 2028 and thereafter	506,960	308,698
Total long-term debt	$4,319,791	$3,686,028

10. LINES OF CREDIT

In November 2022, the Company secured a line of credit with a bank with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit has a maturity date of November 30, 2024, and bears interest at one percent (1%) above the prime rate (9.50% at December 31, 2023). As of December 31, 2023, the balance due under the line of credit was $1,000,000. As of December 31, 2022, the balance due under the line of credit was $0.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December 2024. The loan has a maturity date of December 31, 2024, and bears interest at the prime rate (8.50% at December 31, 2023). As of December 31, 2023, the balance due under the loan was $1,400,000.

11. INCOME TAXES

The Company had no income tax expense for the year ended December 31, 2023 and 2022 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year-Ended December 31, 2023	Year-Ended December 31, 2022
Federal statutory tax rate	-21%	-21%
State tax rate, net of federal benefit	-7%	-7%
Total federal and state tax rate	-28%	-28%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	December 31, 2023	December 31, 2022

Net deferred tax assets:
Net operating loss carryforwards	4,718,000	6,690,000
Stock-based compensation	3,506,000	3,514,000
Goodwill	187,000	202,000
Research credits	342,000	86,000
Other Capitalized Costs	208,000	-
Operating lease liability	-	-
Gross deferred tax assets	8,961,000	10,492,000
Less: valuation allowance	(6,944,000)	(9,174,000)
Total deferred tax assets	2,017,000	1,318,000
Deferred tax liabilities:
Derivative income	1,108,000	1,108,000
Fixed Assets	909,000	210,000
Operating lease right-of-use asset	-	-
Total deferred tax liabilities	2,017,000	1,318,000

Net deferred income tax assets (liabilities)	-	-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $2.2 million during the year ended December 31, 2023 and decreased by $0.9 million during the year ended December 31, 2022.

At December 31, 2023 and December 31, 2022, the Company had available federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. For Federal purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $16.9 million and $18.3 million as of December 31, 2023 and December 31, 2022, respectively. For state purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $16.6 million as of December 31, 2023 and 2022. NOLs incurred subsequent to the latest change in control are not subject to the limitation. The Federal carryforwards generated prior to December 31, 2017 expire on various dates through 2037, and Federal carryforwards generated after December 31, 2017 do not expire but are limited to 80% utilization in a given period.

12. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers were 70% and 24%, respectively, of total sales for the year ended December 31, 2023, and sales to the Company’s largest customer were 72% of total sales for the year ended December 31, 2022.

Accounts receivable from the same customers were 70% and 29%, respectively, of total accounts receivable and unbilled receivables as of December 31, 2023 and accounts receivable from the Company’s largest customer were 62% of total accounts receivable and unbilled receivables as of December 31, 2022.

13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have an adverse effect on its business, financial condition or results of operations.

14. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has five reportable segments that are based on the following business units: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The five reportable segments that result from applying the aggregation criteria are as follows:

●	Range Reclaim – land reclamation, water restoration, incidental mining and land repurposing

●	Range Water – biochar product development and water solutions business

●	Range Security – security services on mine land being reclaimed and repurposed for non-fossil fuel uses

●	Range Land – mine land being acquired, reclaimed and repurposed for non-fossil fuel uses

●	Drug Development – glycosylated cannabinoid drug development program

The Company operated two reportable business segments, Range Reclaim and Drug Development, during the year ended December 31, 2022. The other business segments began operating in 2023.

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the year ended December 31, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Drug Development	Corporate	Total

Sales	$18,662,111	$-	$684,195	$-	$-	$-	$19,346,306
Cost of services	12,808,990	-	302,507	-	-	-	13,111,497
Gross profit	5,853,121	-	381,688	-	-	-	6,234,809
Operating income (loss)	3,784,444	(69,840)	269,772	(13,134)	(458,889)	(1,757,989)	1,754,364
Net income (loss)	3,407,546	(69,840)	269,548	(13,134)	(458,889)	(4,176)	3,131,055

Total assets	21,079,343	13,859	155,783	1,009,794	8,753	1,520,612	23,788,144

Depreciation	1,769,766	1,706	10,101	-	-	-	1,781,573
Interest expense	376,898	-	224	-	-	128,795	505,917
Capital expenditures for long-lived assets	$1,050,640	$15,350	$52,674	$1,008,897	$-	$-	$2,127,561

	For the year ended December 31, 2022
	Range Reclaim	Drug Development	Corporate	Total

Revenue	$4,832,278	$-	$-	$4,832,278
Cost of services	3,439,026	-	-	3,439,026
Gross profit	1,393,252	-	-	1,393,252
Operating income (loss)	761,432	(470,803)	(1,391,062)	(1,100,433)
Net income (loss)	816,469	(470,803)	(1,417,842)	(1,072,176)

Total assets	6,056,568	-	2,173,897	8,230,465

Depreciation	395,543	-	-	395,543
Interest expense	54,402	-	26,776	81,178
Capital expenditures for long-lived assets	$5,813,057	$-	$-	$5,813,057

15. QUARTERLY DATA (UNAUDITED)

Quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the quarters presented and are not necessarily indicative of the operating results of any future period. Summarized financial information for each quarter during the years ended December 31, 2023 and 2022 is below:

	Quarter ended March 31, 2023	Quarter ended June 30, 2023	Quarter ended September 30, 2023	Quarter ended December 31, 2023

Revenues	$3,014,887	$3,998,267	$5,455,633	$6,877,519
Gross profit	649,002	845,101	2,857,766	1,882,940
Income (loss) from operations	(183,223)	153,693	1,659,871	124,023
Net income (loss)	(226,860)	36,762	3,404,175	(83,022)
Net income (loss) per share – basic and diluted	-	-	0.04	-

	Quarter ended March 31, 2022	Quarter ended June 30, 2022	Quarter ended September 30, 2022	Quarter ended December 31, 2022

Revenues	$-	$639,359	$1,547,258	$2,645,661
Gross profit	-	64,952	357,783	970,517
Loss from operations	(443,671)	(423,197)	(198,002)	(35,563)
Net loss	(447,974)	(443,186)	(119,616)	(61,400)
Net loss per share – basic and diluted	(0.01)	(0.01)	-	-

16. PRO FORMA DATA (UNAUDITED)

The pro forma sales and net income data gives effect to the acquisition of Collins Building as if it had occurred on January 1, 2023, the beginning of the Company’s 2023 fiscal year, and to the acquisition of the Range Entities as if it had occurred on January 1, 2022, the beginning of the Company’s 2022 fiscal year.

	For the year ended December 31, 2023
	Sales	Net income

Acquired companies
Collins Building	$4,005,645	$324,882
All other companies	16,561,233	2,812,244
Total	$20,566,878	$3,137,126

	For the year ended December 31, 2022
	Sales	Net income (loss)

Acquired companies
Range Entities	$5,848,298	$653,172
All other companies	-	(1,888,645)
Total	$5,848,298	$(1,235,473)

