Form 10-Q
period 2024-03-31
RANGE IMPACT, INC.
filed 2024-05-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

RANGE IMPACT, INC.

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

Yes ☐ No ☒

As of May 15, 2024, there were 101,023,485 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2024 AND DECEMBER 31, 2023	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$667,698	$2,176,800
Accounts receivable	6,003,777	7,185,411
Contract assets	626,425	247,310
Prepaid expenses	90,756	115,324
Total current assets	7,388,656	9,724,845
Long-term Assets
Property and equipment, net of accumulated depreciation	12,663,467	13,301,902
Goodwill	751,421	751,421
Deposits	9,976	9,976
Total long-term assets	13,424,864	14,063,299
Total Assets	$20,813,520	$23,788,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,706,394	$3,714,014
Line of credit	2,400,000	2,400,000
Current portion of long-term debt	2,513,820	2,755,792
Contract liabilities	205,327	-
Accrued expenses	71,670	101,283
Total current liabilities	6,897,211	8,971,089
Long-term Liabilities
Long-term debt, net of current portion	5,095,940	5,250,027
Total long-term debt	5,095,940	5,250,027
Total liabilities	11,993,151	14,221,116

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 101,023,485 and 101,023,485 shares issued and outstanding, respectively	101,023	101,023
Additional paid-in-capital	56,552,294	56,547,804
Accumulated deficit	(47,832,948)	(47,081,799)
Total stockholders’ equity	8,820,369	9,567,028
Total Liabilities and Stockholders’ Equity	$20,813,520	$23,788,144

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$3,909,893	$3,014,887
Cost of services	3,428,348	2,365,885
Gross profit	481,545	649,002

Operating expenses:
General and administrative	943,901	726,048
Research and development	131,640	106,177
Total operating expenses	1,075,541	832,225

Loss from operations	(593,996)	(183,223)

Other income (expense):
Other income	18,105	-
Interest expense	(175,258)	(43,637)
Total other income (expense)	(157,153)	(43,637)

Net loss	$(751,149)	$(226,860)

Net loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	101,023,485	78,116,814

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Stock based compensation	-	-	4,490	-	4,490
Net loss	-	-	-	(751,149)	(751,149)
Balance as of March 31, 2024 (Unaudited)	101,023,485	$101,023	$56,552,294	$(47,832,948)	$8,820,369

	Three Months Ended March 31, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Net loss	-	-	-	(226,860)	(226,860)
Balance as of March 31, 2023 (Unaudited)	78,116,814	$78,117	$53,074,180	$(50,439,714)	$2,712,583

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(751,149)	$(226,860)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value of vested stock options	4,490	-
Depreciation	638,435	354,184
Changes in operating assets and liabilities:
Accounts receivable	1,181,634	(252,147)
Contract assets	(379,115)	-
Prepaid expenses and other current assets	24,568	-
Accounts payable	(2,007,621)	800,619
Contract liabilities	205,327
Accrued expenses	(29,614)
Deposits	-	-
Net cash provided by (used in) operating activities	(1,113,045)	675,796

Cash flows from investing activities:
Equipment purchases	-	(746,226)
Net cash used in investing activities	-	(746,226)

Cash flows from financing activities:
Proceeds from long-term debt	-	383,202
Repayment of long-term debt	(396,057)	(626,123)
Proceeds from line of credit	-	100,000
Net cash used in financing activities	(396,057)	(142,921)

Net decrease in cash and cash equivalents	(1,509,102)	(213,351)

Cash and cash equivalents - beginning of period	2,176,800	442,369
Cash and cash equivalents - end of period	$667,698	$229,018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$89,570	$43,637

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us”, or “our”), was incorporated in the State of Nevada on June 29, 2007.

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

In October 2021, the Company changed its name to Malachite Innovations, Inc. and formed two wholly-owned operating subsidiaries: (i) Graphium Biosciences, Inc., a Nevada corporation (“Graphium”), into which the Company contributed all of its drug development assets; and (ii) Daedalus Ecosciences, Inc., a Nevada corporation (“Daedalus”), which was formed to serve as a holding company for the Company’s future impact investing businesses.

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve the water quality in rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. The Range Reclamation Entities also provide environmental consulting services to customers typically in connection with land reclamation and water restoration projects and as an additional value-add service, sells water treatment chemicals manufactured by third parties to its customers. Range Natural also provides resource mining services for customers incidental to the reclamation and repurposing of mine sites. In December 2022, Daedalus was merged into the Company.

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

In January 2024, the Company added Range Minerals as its sixth operating business segment. Range Minerals was previously reported within the Range Reclaim operating business segment. The Drug Development segment was also renamed Graphium Biosciences.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CLV Azurite Land LLC, Collins Building & Contracting, Inc., Graphium Biosciences, Inc., Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Security, LLC, Range Security Resources, LLC, Range Water, LLC, Terra Preta, LLC, Aether Credit Ventures, Inc. (dissolved in November 2023), Pristine Stream Ventures, Inc. (dissolved in November 2023), NextGen AgriTech, Inc. (dissolved in November 2023), and Daedalus Ecosciences, Inc. (merged into Range Impact, Inc. in December 2022), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the ASC 606 revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied.

The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals, stone and other products and recognizes revenue when the products are delivered to the customer’s designated site or when control of these products is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. Sales taxes and other taxes that the Company collects concurrent with revenue producing activities are excluded from revenue. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services at an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

The Company recognizes revenue on reclamation contracts over time as performance obligations are satisfied due to the continuous transfer of control to the customer. The Company’s contracts are generally accounted for as a single performance obligation since the Company is providing a significant service of integrating components into a single project. The Company recognizes revenue using a cost-based input method by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion. This percentage is applied to the contract price to determine the amount of revenue to recognize. The Company believes the cost-based input method is the most faithful depiction of performance because it directly measures the value of the services transferred to the customer.

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

Contract Modifications

Contract modifications can occur during the performance of the Company’s contracts. Contracts may be modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Cost and Expense Recognition

Contract costs include all direct labor, materials, equipment mobilization, subcontractor, and equipment costs, and those indirect costs related to contract performance, such as indirect labor, tools and supplies. Costs are recognized as incurred.

The Company recognizes revenue from contracts for financial reporting purposes over time. Progress toward completion of the Company’s contracts is measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly over the course of the contract’s performance.

Revenue earned over time compared to a point in time is as follows for the quarters ended March 31, 2024 and 2023.

	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023

Earned over time	$870,494	$-
Point in time	3,039,399	3,014,887
Total revenue	3,909,893	3,014,887

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances covered by the Federal Deposit Insurance Corporation. The Company has never suffered a loss due to such excess balances.

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $504,050 at March 31, 2024 and $2,100,255 as of December 31, 2023. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of March 31, 2024 or December 31, 2023 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the three months ended March 31, 2024 or the three months ended March 31, 2023. Accounts receivable, including contract receivables, were $6,003,777 and $7,185,411 at March 31, 2024 and December 31, 2023, respectively. No bad debt expense was accrued in either the three months ended March 31, 2024 or the three months ended March 31, 2023 and there is no allowance for doubtful accounts as of March 31, 2024 or December 31, 2023.

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

Details of contract assets arising from reclamation contracts in process as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Costs incurred on contracts in progress	$920,618	$425,634
Estimated earnings	716,038	340,528
Revenue earned on contracts in progress	1,636,656	766,162
Less: Billings to date	(1,215,558)	(518,852)
Total contract assets	$421,098	$247,310

	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on contracts in progress	$626,425	$247,310
Billings in excess of costs and estimated earnings on contracts in progress	(205,327)	-
Net contract assets	$421,098	$247,310

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	March 31, 2024	December 31, 2023

Equipment	$13,835,929	$13,835,929
Land	1,563,797	1,563,797
Buildings	199,500	199,500
Accumulated depreciation	(2,935,759)	(2,297,324)
Net book value	12,663,467	13,301,902
Depreciation expense	$638,435	$1,781,573

The Company provides for depreciation of its buildings, property and equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the assets.

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

The Company performed its quarterly impairment test for goodwill on March 31, 2024. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. The qualitative analysis indicated that a quantitative impairment test was not necessary.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of March 31, 2024, the Company had no material lease commitments for longer than one year.

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

	March 31, 2024	December 31, 2023
Options	11,385,877	11,392,544
Warrants	3,313,335	3,313,335
Total	14,699,212	14,705,879

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

Segments

As of March 31, 2024, the Company has six operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; (v) Range Land’ and (vi) Graphium Biosciences. Previously, beginning in October 2021, the Company began operating under two segments: (A) the Drug Development segment, which reports the operating results of the Company’s broad portfolio of glycosylated cannabinoid prodrugs operating under the name Graphium Biosciences, and (B) the Range Reclaim segment, which provides land reclamation, water restoration and incidental mining to mining and non-mining customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023. Beginning in January 2024, Range Minerals, which was previously reported within the Range Reclaim operating business segment, was separately reported as its own operating business segment focused on mining and related reclamation activities, and the Drug Development segment was renamed Graphium Biosciences.

In accordance with the “Segment Reporting” Topic of the ASC 280, the Company’s chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes.

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

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. Because the fair values exceeded the purchase price, we recognized a gain on the purchase of $1,875,150. The allocation of the purchase price is based on management’s estimates and a third-party assessment of the fair value of the equipment purchased.

Fair value of assets acquired:
Equipment	$6,156,000
Land	554,900
Buildings	199,500
Total assets acquired	6,910,400
Less: Gain on bargain purchase price	(1,875,150)
Purchase price	$5,035,250
Cash consideration	1,000,000
Long-term notes issued to the seller	4,035,250
Total purchase price	$5,035,250
Acquisition transaction costs incurred	$167,212

Collins Building contributed revenues of $173,788 and net loss of $96,967 to the Company’s consolidated revenues and net loss for the three months ended March 31, 2024. Collins Building did not contribute any revenue or net income to the Company’s consolidated revenues and net income for the three months ended March 31, 2023.

3. GOODWILL

Goodwill is $751,421 at March 31, 2024 and at December 31, 2023. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	March 31, 2024	December 31, 2023
Environmental Services:
Beginning Balance	$751,421	$751,421
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$751,421	$751,421

4. STOCK OPTIONS

Stock options issued during the three months ended March 31, 2024 and the three months ended March 31, 2023

No stock options were granted to directors, advisors, and employees during the three months ended March 31, 2024 or the three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company recorded $4,490 in stock-based compensation expense. For the three months ended March 31, 2023, the Company recorded no stock-based compensation expense related to vested stock options. At March 31, 2024, there was $17,960 of unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the three months ended March 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2023	11,392,544	$0.47
Granted	-	-
Exchanged	-	-
Exercised	-	-
Expired	(6,667)	4.70
Forfeited	-	-
Balance outstanding at March 31, 2024	11,385,877	$0.46
Balance exercisable at March 31, 2024	11,185,877	$0.47

At March 31, 2024, the 11,385,877 outstanding stock options had $1,133,480 of intrinsic value.

A summary of the Company’s stock options outstanding as of March 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, March 31, 2024	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	33,334	$3.10 - 3.80	$3.10 - 3.80
	11,667	$4.00 - 4.20	$4.00 - 4.20
	11,385,877

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, March 31, 2024	100,000	$0.1337	$0.1337
	2,850,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	33,334	$3.10 - 3.80	$3.10 - 3.80
	11,667	$4.00 - 4.20	$4.00 - 4.20
	11,185,877

5. WARRANTS

A summary of warrants to purchase common stock issued during the three months ended March 31, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding and exercisable at December 31, 2023	3,313,335	$0.66
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at March 31, 2024	3,313,335	$0.66

At March 31, 2024, the 3,313,335 outstanding stock warrants had $30,000 of intrinsic value.

6. NOTES PAYABLE

The Company had no notes payable outstanding as of March 31, 2024, or December 31, 2023.

7. LINE OF CREDIT

In November 2022, the Company secured a line of credit with a bank with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit has a maturity date of November 30, 2024, and bears interest at one percent (1%) above the prime rate (9.50% at March 31, 2024). As of March 31, 2024, the balance due under the line of credit was $1,000,000. As of December 31, 2023, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December 2024. The loan has a maturity date of December 31, 2024, and bears interest at the prime rate (8.50% at March 31, 2024). As of March 31, 2024, the balance due under the line of credit was $1,400,000. As of December 31, 2023, the balance due under the loan was $1,400,000.

8. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral, and debt issued as part of the acquisition of Collins Building.

Interest rates on the equipment financings range from 3.69% to 9.95% for 2024 and mature between 2025 through 2029.

The Collins Building debt consists of a five-year secured promissory note with an original principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note with an original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Promissory Notes”). The First Promissory Note is secured by the acquired real property and quarry infrastructure and the Second Promissory Note is secured by the acquired equipment. At March 31, 2024, the First Promissory Note had an outstanding balance of $1,830,106 and the Second Promissory Note had an outstanding balance of $1,557,549.

A summary of payments due under the long-term debt by year is as follows:

	Equipment Financing	Collins Promissory Notes

2024 – due between April 1, 2024 and March 31, 2025	$1,139,038	$1,374,782
2025 – due between April 1, 2025 and March 31, 2026	971,776	924,611
2026 – due between April 1, 2026 and March 31, 2027	799,740	413,000
2027 – due between April 1, 2027 and March 31, 2028	784,521	442,375
2028 and later – due on April 1, 2028 and thereafter	527,030	232,887
Total long-term debt	$4,222,105	$3,387,655

9. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 67% of total sales for the three months ended March 31, 2024. Sales to the Company’s largest customer for the year ended December 31, 2023 was 70%.

Accounts receivable from the same customer were 89% of total accounts receivable as of March 31, 2024 and 70% as of December 31, 2023.

10. COMMITMENTS AND CONTINGENCIES

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

11. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has six reportable segments that are based on the following business units: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water’ (iv) Range Security; (v) Range Land; and (vi) Graphium Biosciences. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in (i) economic characteristics, (ii) nature of products and services, and (iii) procurement, manufacturing and distribution processes.

The six reportable segments that result from applying the aggregation criteria are as follows:

●	Range Reclaim – land reclamation, water restoration and land repurposing

●	Range Minerals – mining and reclamation activities

●	Range Water – biochar product development and water solutions business

●	Range Security – security services on mine land being reclaimed and repurposed for non-fossil fuel uses

●	Range Land – mine land being acquired, reclaimed and repurposed for non-fossil fuel uses

●	Graphium Biosciences – glycosylated cannabinoid drug development program

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2024
	Range Reclaim	Range Minerals		Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$1,505,983		$1,982,115	$-	421,795	$-	$-	$-	$3,909,893
Gross profit	(579,683)		799,503	-	261,725	-	-	-	481,545
Net income (loss)	(1,046,372)		699,267	(33,582)	232,240	-	(131,640)	(471,062)	(751,149)

Total assets	13,090,077		5,487,595	13,219	199,184	1,009,866	8,753	1,004,826	20,813,520
Depreciation	634,905		-	640	2,890	-	-	-	638,435
Interest expense	92,978		-	-	-	-	-	82,280	175,258
Tax expense	-			-	-	-	-	-	-
Capital expenditures for long-lived assets	$-	$		$-	-	$-	$-	$-	$-

	For the three months ended March 31, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$2,988,487	$-	$26,400	$-	$-	$-	$3,014,887
Gross profit	638,579	-	10,423	-	-	-	649,002
Net income (loss)	186,643	(19,164)	(17,105)	-	(106,177)	(271,057)	(226,860)

Total assets	8,550,781	15,564	77,962	-	8,584	8,412	8,661,303
Depreciation	352,756	-	1,428	-	-	-	354,184
Interest expense	42,750	-	-	-	-	887	43,637
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$678,202	$15,350	$52,674	$-	$-	$-	$746,226

12. SUBSEQUENT EVENTS

In April 2024, the Company issued options to purchase 250,000 shares of the Company’s common stock to an officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 29, 2024, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and costs of raw materials required in our drug development process; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

Company Overview

Range is a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. We own and operate several complementary operating businesses focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. Range takes an opportunistic approach to impact investing by leveraging its competitive advantages and looking at solving old problems in new ways. Range seeks to thoughtfully allocate its capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for its shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Flatwoods, West Virginia, Fola, West Virginia and Rocklin, California. As of May 15, 2024, we employed 43 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Operating Business Segments

Our six operating business segments are: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; (v) Range Land; and (vi) Graphium Biosciences.

Range Reclaim

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”). Range Environmental provides land reclamation, water restoration and environmental consulting services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. Range Environmental’s water restoration services seek to improve the water quality of rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. Range Environmental also provides environmental consulting services to customers, typically in connection with land reclamation and water restoration projects, and, as an additional value-add service, sells water treatment chemicals manufactured by third parties to its customers.

According to the U.S. Energy Information Administration (“EIA”), the United States had 551 coal mines in 2020, comprised of 370 active mines, 141 idled or closed mines, and 40 new or activated mines. Approximately 82% of those coal mines were located in Appalachia (which comprises the Appalachian Mountains and is commonly known as the cultural region in the Eastern United States stretching from the southern part of New York to the northern parts of Alabama and Georgia). According to the EIA, there were approximately three times as many coal mines in the United States in 2008 compared to 2020 with approximately 89% located in Appalachia. The precipitous decline in the number of operating coal mines since 2008 is due to various supply, demand and regulatory factors, including a reduction in demand for coal as a source of electricity due to the increased use of natural gas and renewable energy, an increase in coal production costs due to inflation, the dearth of cost-effective locations remaining for mining, and a more stringent and costly regulatory environment, all of which have resulted in an increasingly difficult market for coal producers.

In 2000, coal was responsible for 1,966 billion kWh of electricity generation, which represented 52% of the total electricity generation in the United States. By contrast, in 2022, coal was responsible for only 828 billion kWh of electricity generation, which represented 20% of the total electricity generation in the United States. According to the EIA, 23% of the 200,568 megawatts of coal-fired capacity currently operating in the United States is scheduled to be retired by the end of 2029 due to the high cost of operations, continued competition from natural gas and renewable energy resources, and sustainable initiatives of energy producers.

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

Under the Surface Mining Control and Reclamation Act of 1977 (“SMRCA”), OSMRE was established for two basic purposes: (i) to ensure coal mines in the United States operate in a manner that protects citizens and the environment during mining operations and to restore the land to beneficial use following mining; and (ii) to implement an Abandoned Mine Land (“AML”) reclamation program to address the hazards and environmental degradation resulting from two centuries of coal mining activities that occurred before SMRCA was passed in 1977. The AML reclamation program is funded through fees levied against coal producers based on tons of coal produced. As of September 2020, the AML reclamation fund had collected a total of $11.7 billion in coal mining fees over the life of the program, with $9.5 billion (81%) appropriated and distributed in accordance with SMCRA, and $2.2 billion (19%) unappropriated and available for future disbursement. In November 2021, the Infrastructure Investment and Jobs Act was enacted, which, among other things, authorized $11.3 billion in new funding to be appropriated for deposit into the AML reclamation fund. Importantly, the AML reclamation fund is only available to help fund the reclamation of mines abandoned before SMCRA was enacted in 1977; therefore, all mines abandoned after the year 1977 cannot access funding from the AML reclamation fund and must obtain funding from other sources.

While much of the funding for this reclamation work comes from the federal government, each state in Appalachia has a Department of Environmental Protection or an equivalent agency (“DEP”) that oversees coal mining permitting, operations, and reclamation. Under DEP rules and regulations, coal mining companies are required to develop a mining and reclamation plan that is approved by the applicable state agency, obtain a mining permit from the state, and secure a reclamation surety bond from a qualified third-party insurance company or provide a comparable financial guarantee. The reclamation surety bond provides the state with financial assurances that land reclamation and waterway restoration will be performed in accordance with the original reclamation plan once mining is complete if the coal mining company, as primary obligor, fails to perform. Therefore, there are at least three groups who may need land reclamation, water restoration and environmental auditing services: (i) mining companies when permits are active and reclamation bonds are not in default; (ii) surety bond insurers when reclamation bonds are in default; and (iii) states through their AML reclamation funds for mine lands abandoned before 1977 and for mine lands with defaulted coal mining companies and surety bond insurers after 1977.

Range Environmental is planning for continued growth in its land reclamation, water restoration and consulting businesses by expanding its market share with existing coal mining customers and reclamation bond insurers, adding new coal mining and non-coal mining customers, and collaborating with the Company’s other operating businesses to generate incremental sales opportunities. We will seek to add additional people, equipment and technologies to support our ambitious growth goals to ensure we successfully execute our value creation plans for the Company and our shareholders.

In August 2023, the Company acquired Collins Building & Contracting, Inc. (“Collins Building”), a West Virginia-based environmental services business focused on performing reclamation services on abandoned mine lands throughout West Virginia. Collins Building, along with Range Environmental, are classified within the Range Reclaim operating business segment.

Range Minerals

In May 2022, the Company acquired Range Natural Resources, Inc., a West Virginia corporation (“Range Natural”). Range Natural provides mining and reclamation services through subcontractors with oversight by the Company’s management team. Currently, Range Natural is mining and reclaiming several surface mines at the Fola Mine Complex in Fola, West Virginia (“Fola Mine”). The Company anticipates increasing mining and reclamation activity at the Fola Mine, and therefore, in January 2024, the Company separated Range Natural’s results from the “Range Reclaim” reporting segment and has included Range Natural’s results in a new “Range Minerals” reporting segment. The Company believes reporting the results of Range Minerals separately from Range Reclaim will provide better insight and transparency into the overall operational performance of both operating business segments.

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

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications. In March 2023, Terra Preta filed provisional patents related to novel and innovative agricultural and water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens with the capacity to produce one ton of biochar per day to advance our research and development activities. We are currently evaluating the purchase of a large continuous-process pyrolysis oven to increase the scale of our biochar production to commercial levels.

Range Security

Range Security Resources, LLC, an Ohio limited liability company (“Range Security”), is an environmental security services business started by the Company in November 2022. Range Security is focused on providing eco-friendly, technology-driven security services to active and former mine sites, with a particular focus on locations transitioning from coal mining to next generation industries and uses. Range Security is intended to serve as a complementary business to the Range Reclaim and Range Minerals entities.

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

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. As of May 15, 2024, Range Security employed 7 security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business to additional mine sites, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

Range Land

Range Land, LLC, an Ohio limited liability company (“Range Land”), is a land acquisition company started by the Company in August 2023. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments. Range Land is specifically focused on acquiring land to be used for renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of our air, land and waterways.

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

The Company has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure the mine site to protect the significant historical investment in infrastructure. In addition, the Company has extensive knowledge and expertise regarding the permit and bond release process, which is a critical step necessary to unlock the underlying value of the former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose in order to improve the land and create non-fossil fuel economic development opportunities for disadvantaged local coal communities.

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

Graphium Biosciences

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

Our novel scientific discovery was the development of a proprietary enzymatic bioprocessing technology that adds one or more glucose molecules to a cannabinoid, resulting in our proprietary glycosylated cannabinoid compounds. Our glycosylated cannabinoids act as prodrugs that achieve targeted delivery of the bioactive cannabinoids within the body once they are activated. Prodrugs are compounds that, after administration, are metabolized into a pharmacologically active drug and are often designed to improve drug properties and reduce known or expected toxicities and adverse side effects. The advantages of our glycosylated cannabinoid prodrugs may include: (i) administration in a convenient oral formulation; (ii) targeted delivery with release in the colon or large intestine; (iii) improved stability with limited degradation or drug metabolism; and (iv) delayed release enabling longer-lasting effects and fewer administrations by patients.

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

By using our proprietary enzymatic bioprocessing technologies, our research team has developed a novel family of over 100 glycosylated cannabinoid prodrugs. These glycosylated cannabinoids have unique commercial applications and patentable compositions of matter, which are separate and distinct from ordinary cannabinoids. Currently, our intellectual property is comprised of the following patents: (i) the Cannabinoid Glycoside Prodrugs and Methods of Synthesis patent filed in 2016 and granted in 2021 for the invention of novel glycosylated cannabinoids and methods of targeted delivery for the treatment of gastrointestinal disorders, including IBD and IBS; (ii) the Antimicrobial Compositions Comprising Cannabinoids and Methods of Using the Same patent filed in 2018 and granted in 2021 for the use of cannabinoids as antibiotics for the treatment of Clostridioides difficile; (iii) the Novel Cannabinoid Glycosides and Uses Thereof patent filed in 2020 and in prosecution for additional novel cannabinoid glycosides and includes research data supporting the improved characteristics and commercial production strategies for these new molecules; and (iv) the Continuous Enzymatic Perfusion Reactor System patent filed in 2021 and in prosecution for our improved reactor system for the efficient enzymatic glycosylation of hydrophobic small molecules, including cannabinoids. We believe our intellectual property portfolio of glycosylated cannabinoids possess significant value and, as a result, we have allocated substantial resources to ensure that our U.S. and international patents are properly filed and successfully prosecuted. As our research efforts involving glycosylated cannabinoids continue to progress, we plan to file additional patents to further expand our growing family of intellectual property assets and create long-term value for our shareholders.

Our research team has performed 23 animal studies to test the safety, efficacy and dosing levels of our glycosylated cannabinoids, which have provided us with favorable scientific data and the opportunity to further refine our drug development plan. We have performed two industry standard colitis disease mouse models: (i) TNBS model in 2017 and 2018 that generated favorable colitis prevention data; and (ii) DSS model in 2021 that generated favorable colitis treatment data. In 2021, we received a letter from the Food and Drug Administration’s (“FDA”) Office of Orphan Products Development stating that we have been granted Orphan Drug Designation for our glycosylated cannabinoid VBX-100 for the treatment of pediatric ulcerative colitis. An Orphan Drug Designation provides several benefits, including fee waivers, tax credits, fast tracking of regulatory processes, and seven years of market exclusivity.

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

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2027, subject to receipt of sufficient funding, which is currently estimated to be approximately $20 million. Graphium has engaged a registered broker-dealer to assist with the capital raise.

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

Founded in Cleveland, Ohio in 1985, Foundation Software is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation Software offers the Company several enhanced features critical to the successful execution of its shareholder value creation plan, including: (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing; (ii) equipment tracking on job sites, maintenance, utilization and depreciation; (iii) employee tracking on job sites, time and materials, utilization, and billing; (iv) job costing and profitability reporting segmented by customers, job types and location’ and (v) numerous real-time management dashboard and key performance indicator reports that will allow management to closely monitor financial and operational performance and quickly react to business opportunities and issues. Furthermore, Foundation Software will allow the Company to quickly scale operations and efficiently and cost-effectively support the anticipated growth of each business, thereby preventing our accounting and management systems from becoming a limiting factor to our growth initiatives.

Results of Operations

Three Months Ended March 31, 2024 and March 31, 2023

The Company’s revenue for the three months ended March 31, 2024 was $3,909,893 and its gross profit was $481,545. The Company’s revenue for the three months ended March 31, 2023 was $3,014,887 and its gross profit was $649,002. Increased depreciation on equipment acquired in August 2023 heavily impacted the gross margin results for the three months ended March 31, 2024.

For the three months ended March 31, 2024, general and administrative expenses were $943,901, compared to $726,048 incurred for the three months ended March 31, 2023 (an increase of $217,853). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, insurance, marketing, consulting costs and travel expenses. The largest increase related to the general and administrative expenses was accounting, auditing and legal fees of $79,825, labor and benefit costs of $25,857 and insurance costs of $6,739 for the three months ended March 31, 2024 compared to a year earlier.

In addition, for the three months ended March 31, 2024, the Company incurred research and development costs of $131,640, compared to $106,177 for the three months ended March 31, 2023 (an increase of $25,463). This increase resulted from an increase in legal and consulting fees incurred in connection with Graphium’s capital raise process.

For the three months ended March 31, 2024, the Company incurred net other expense in the amount of $157,153, compared to total net other expense of $43,637 recorded for the three months ended March 31, 2023 (an increase of $113,516). This increase was attributable to higher interest expense for the three months ended March 31, 2024.

The net loss during the three months ended March 31, 2024 was $751,149 compared to a net loss of $226,860 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had total current assets of $7,388,656, comprised of: (i) cash in the amount of $667,698; (ii) accounts receivable of $6,003,777; (iii) contract assets of $626,425; and (iv) prepaid expenses of $90,756. As of March 31, 2024, the Company had total current liabilities of $6,897,211, consisting of: (v) outstanding amounts on our lines of credit of $2,400,000; (w) accounts payable of $1,706,394; (x) contract liabilities of $205,327; (y) accrued expenses of $71,670, and (z) the current portion of long-term debt of $2,513,820. As a result, as of March 31, 2024, the Company had working capital of $491,445. As of December 31, 2023, the Company had working capital of $753,756.

As of March 31, 2024, the Company had long-term assets of $13,424,864, comprised of: (i) net equipment assets of $10,919,567; (ii) land of $1,563,797; (iii) buildings of $180,103; (iv) goodwill of $751,421; and (v) deposits of $9,976. As of March 31, 2024, the Company had long-term liabilities of $5,095,940, comprised of long-term debt, net of current portion. As of December 31, 2023, the Company had long-term assets of $14,063,299, comprised of: (v) net equipment assets of $11,549,689; (w) land of $1,563,797; (x) building of $188,416; (y) goodwill of $751,421; and (z) deposits of $9,976. As of December 31, 2023, the Company had long-term liabilities of $5,250,027, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating expenses to be substantially offset by revenue generated by the Range Reclaim, Range Minerals and Range Security. We expect the Company’s operating businesses to generate operating income and positive cash flow over the 12 months following March 31, 2024. Based on the Company’s current cash balance and $100,000 currently available under its revolving credit line, the Company expects to have sufficient funds to operate its business over the next 12 months. If additional capital is needed in excess of our current capital resources, we will explore financing options to accelerate the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total expenditures for the 12-month period ending March 31, 2025 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $1,113,045. This decrease was a result of a reduction in accounts payable of $2,007,621, accrued liabilities of $29,614, and an increase in contract assets of $379,115, partially offset by an increase in contract liabilities of $205,327 as well as a loss for the quarter of $751,149, offset by a decrease in accounts receivable of $1,181,634, depreciation and non-cash expenses of $642,925 and a decrease in prepaid expenses of $24,568. Net cash provided by operating activities in the three months ended March 31, 2023 consisted of a net loss of $226,860 and an increase in accounts receivable of $252,147, offset by an increase in accounts payable of $800,619 and depreciation expense of $354,184.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024, there was no net cash used in investing activities. For the three months ended March 31, 2023, net cash used in investing activities was $746,226, which consisted of equipment purchased by Range Environmental, Range Natural, Range Security and Terra Preta.

Net Cash Provided By Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $396,057, compared to net cash used in financing activities of $142,921 for the three months ended March 31, 2023. Net cash used in financing activities for the three months ended March 31, 2024 consisted of repayment of long-term debt of $396,057. Net cash used in financing activities for the three months ended March 31, 2023 consisted of proceeds from long-term debt of $383,202, and proceeds from a line of credit of $100,000, offset by the repayment of long-term debt of $626,123.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

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

Date: May 15, 2024

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

