Form 10-K/A
period 2023-12-31
RANGE IMPACT, INC.
filed 2024-08-08
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of August 7, 2024, there were 104,727,189 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Form 10-K/A Amendment No. 1”), amends and restates those items noted below in the Annual Report on Form 10-K of Range Impact, Inc. (the “Company”) for the fiscal year ended December 31, 2023, as originally filed with the SEC on March 29, 2024 (the “Original Form 10-K”).

For the convenience of the reader, this Form 10-K/A Amendment No. 1 sets forth the Original 10-K, as amended, in its entirety; however, the Form 10-K/A Amendment No. 1 amends and restates only the following disclosures:

●	Item 4 (Mine Safety Disclosures)
●	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation)
●	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters)
●	Item 15 (Exhibits; Financial Schedules)
●	Signatures

Except as described above, no other changes were made to the Original Form 10-K pursuant to this Form 10-K/A Amendment No. 1. This Form 10-K/A Amendment No. 1 is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update any disclosures that may have been affected by subsequent events.

The Company is filing this Form 10-K/A Amendment No. 1 to amend the Company’s Original Form 10-K to include the following information: (i) Mine Safety Disclosure as required by Item 104 of Regulation S-K; (ii) a substantially expanded management’s discussion and analysis that explains the reasons for the increases in revenue during the periods presented; (iii) the material terms of the Company’s principal indebtedness, including attaching the agreements governing such indebtedness as exhibits; (iv) identification of any natural person or persons who, directly or indirectly, exercise sole or shared voting or investment powers with respect to the shares held by each 5% owner who is not a natural person; and (v) signatures from the Company’s current principal financial officer and its controller or principal accounting officer.

Background of Amendment

On June 4, 2024, the Company received a letter from the staff of the SEC’s Division of Corporation Finance with comments on the Company’s disclosures in the Original Form 10-K with respect to the matters referenced in the paragraph immediately above. This Form 10-K/A Amendment No. 1 is being filed to respond to such comments.

This Form 10-K/A Amendment No. 1 sets forth the Original Form 10-K in its entirety, as amended to modify the disclosures in the above-referenced Items. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

In accordance with applicable SEC rules, this Form 10-K/A Amendment No. 1 includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-K/A pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

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

The Company’s revenue during the year ended December 31, 2023 was $19,346,306 compared to $4,832,278 for the year ended December 31, 2022 (an increase of $14,514,028). The Company’s increase in revenue was the result of (i) an increase in revenue from its mining activities of $9,143,598 compared to $0 in revenue from its mining activities during the prior year period, (ii) an increase in revenues from its reclamation services provided at coal mine sites of $2,380,701 due to additional reclamation services provided to its largest customer at the mine site in Fola, West Virginia, (iii) an increase in revenues from reclamation activities related to abandoned mine land sites of $2,305,534, which reflects an entirely new line of business resulting from the acquisition of Collins Building and Contracting, Inc. in August 2023, and (iv) increase in revenues from security services at coal mine sites of $684,195 compared to $0 in revenue from security services during the prior year period. During the year ended December 31, 2023, we earned a gross profit of $6,234,809 compared to $1,393,252 during the year ended December 31, 2022 (an increase of $4,841,557), with $4,459,869 of the increase in gross profit earned through the Company’s reclamation and mining business segments, and $381,688 of the increase in gross profit earned through the Company’s new security services business segment.

During the year ended December 31, 2023, we incurred general and administrative expenses in the aggregate amount of $4,021,556 compared to $2,022,882 for the year ended December 31, 2022 (an increase of $1,998,674). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The higher general and administrative expenses for the year ended December 31, 2023 was due primarily to an increase in general and administrative expenses in our Range Reclaim segment of $1,426,857 which was due to added salaries, overhead and other contracted services as a result of the acquisition of Collins Building in 2023 and the resulting increased activity in that segment. We recorded wages for the Corporate segment in the amount of $465,057 during the year ended December 31, 2023 compared to $392,344 during the year ended December 31, 2022 (an increase of $72,713), which was primarily due to additional wages resulting from two new accounting professionals hired during the year ended December 31, 2023.

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

Our net income during the year ended December 31, 2023 was $3,131,055 compared to a net loss of $1,072,176 for the year ended December 31, 2022 (an improvement of $4,203,231). The Company’s increase in net income was primarily the result of: (i) an increase in the Company’s reclamation and mining business segments of $2,591,077, primarily driven by new mining services and new abandoned mine land reclamation services, and an increase in reclamation services provided to its largest customer at the mine site in Fola, West Virginia, (ii) an increase in the Company’s new security services business segment of $269,772, and (iii) a reduction in the Company’s corporate expenses of $1,413,666, primarily due to the gain on bargain purchase of $1,875,150 related to the acquisition of Collins Building and Contracting, Inc., which is partially offset by higher general and administrative costs.

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

As of December 31, 2023, the Company had long-term assets of $14,063,299, comprised of net equipment assets of $13,301,902, goodwill of $751,421, and deposits of $9,976. As of December 31, 2023, the Company had long-term liabilities of $5,250,027 wholly-comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating income for the 12 months following December 31, 2023 is expected to be approximately $1,200,000, which is comprised of revenue generated by the Range Reclaim and Range Security business segments partially offset by general operating and research and development expenses. Based on the Company’s cash balance of $2,176,800, and its estimated net operating income of approximately $1,200,000 for the 12-month period ending December 31, 2024, the Company expects to have sufficient funds to operate its business over the next 12 months. The Company expects to generate positive cash flow from its operating businesses, other than its Drug Development business, but may also seek additional financing and other sources of capital to accelerate the funding and execution of its growth strategy and value creation plan.

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

Net Cash Used in Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $7,162,811, which consisted primarily of $4,035,250 of long-term debt incurred and $1,000,000 in cash paid by the Company arising from the Collins Building acquisition, $1,118,664 for equipment purchased primarily by the Range Reclaim segment, and $1,008,897 for land purchases by the Range Land segment. For the year ended December 31, 2022, net cash used in investing activities was $6,547,230, which consisted primarily of $5,813,057 for equipment purchased by the Range Reclaim segment and $750,000 paid in connection with the acquisition of the Range Reclamation Entities.

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

Indebtedness

In November 2023, the Company entered into an Amended and Restated Promissory Note with an Ohio-based bank providing for a $1,000,000 line of credit (the “2023 Line of Credit”). The 2023 Line of Credit has a maturity date of November 30, 2024 and bears interest at one percent (1%) above the bank’s prime lending rate (9.50% at December 31, 2023). As of December 31, 2023, the balance due under the 2023 Line of Credit was $1,000,000.

In June 2023, Range Environmental, one of the Company’s wholly-owned subsidiaries, entered in a secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December 2024. The loan has a maturity date of December 31, 2024, and bears interest at the prime rate (8.50% at December 31, 2023). As of December 31, 2023, the balance due under the loan was $1,400,000.

In addition to the line of credit and bank loan discussed above, the Company’s long-term debt consists of debt on vehicles and equipment, which serves as the collateral, and debt issued in connection with the acquisition of Collins Building. The Collins Building debt consists of (i) a five-year secured promissory note in the principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”) and (ii) a two-year secured promissory note in the original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Promissory Notes”). The First Promissory Note is secured by the acquired real property and quarry infrastructure and the Second Promissory Note is secured by the acquired equipment. At December 31, 2023, the First Promissory Note had an outstanding balance of $1,887,395 and the Second Promissory Note had an outstanding balance of $1,798,633.

Interest rates on the Company’s vehicle and equipment financings range from 3.69% to 9.95% in 2023 and mature between 2024 through 2028. As of December 31, 2023, the total balance due under all of the debt on vehicles and equipment, other than the debt reflected by the Collins Promissory Notes, was $4,319,791.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	4,857,584	4.8
Michael Cavanaugh (3)	4,729,791	4.7
Dr. Brandon Zipp (4)	1,334,234	1.3
Richard Celeste (5)	1,250,000	1.2
Richard McKilligan (6)	1,030,234	1.0

All Directors and Executive Officers as a Group (5 persons)	13,201,843	13.1
Joseph E. LoConti (7)	20,827,180	20.6
Indemnity National Insurance Company (8)	21,333,333	21.1

(1)	Based on 101,023,485 shares of our common stock issued and outstanding as of March 28, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	Includes (i) 2,672,365 shares of the Company’s common stock held directly by Mr. Feighan, (ii) currently exercisable options to purchase 1,500,000 shares of common stock, and (iii) 685,228 shares of the Company’s common stock held by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan.

(3)	Consists of (i) 1,879,791 shares of common stock and (ii) currently exercisable options to purchase 2,850,000 shares of common stock.

(4)	Consists of (i) 64,000 shares of common stock and (ii) currently exercisable options to purchase 1,270,234 shares of common stock.

(5)	Represents currently exercisable options to purchase 1,250,000 shares of common stock.

(6)	Consists of (i) 10,000 shares of common stock and (ii) currently exercisable options to purchase 1,020,234 shares of common stock.

(7)	This information is based solely on the Form 4 filed on Mr. LoConti on December 14, 2023. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

(8)	This information is based solely on the Schedule 13G filed by Indemnity National Insurance Company (“INIC”) on November 7, 2023. INIC’s address is 238 Bedford Way, Franklin, Tennessee 37064. David Wiley, the Chairman of INIC, indirectly has sole voting and investment powers with respect to the Company’s shares owned by INIC.

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

RANGE IMPACT, INC.

Date: August 8, 2024	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	August 8, 2024
Michael Cavanaugh	(Principal Executive Officer)

/s/ Patricia Missal	Chief Financial Officer	August 8, 2024
Patricia Missal	(Principal Financial and Accounting Officer)

/s/ Edward Feighan	Director	August 8, 2024
Edward Feighan

/s/ Richard Celeste	Director	August 8, 2024
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 *
10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 *
10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 *
10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 *
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosures

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

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

