Form 10-Q/A
period 2024-03-31
RANGE IMPACT, INC.
filed 2024-08-08
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Range Impact, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form 10-Q/A for the three months ended March 31, 2024 (the “Form 10-Q/A”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Form 10-Q”), to amend and restate the financial statements in the Company’s Original Form 10-Q, as further described below.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this Form 10-Q/A in order to (i) restate the Company’s financial statements as of and for the period ending March 31, 2024 in order to properly reflect an expense that was incorrectly recorded in the following fiscal quarter and (ii) revise the Company’s material weakness conclusion as of and for the period ended March 31, 2024, as further described below.

Background of Restatement

A vendor invoice in the amount of $462,691 related to a subcontractor who performed surface mining for Range Natural Resources, Inc. in March 2024 was inadvertently posted in the Company’s accounting books and records in April 2024. This accounting error understated expenses and overstated net income for the three-month period ended March 31, 2024. The Company’s management has determined that the amount of the improperly recorded expense was significant to the results of operations for the period ended March 31, 2024, and, therefore, required a restatement of the financial statements for the period then ended. See Note 2 “Restatement of Previously Reported Financial Statements” to the financial statements included in this Form 10-Q/A.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued financial statements to report the inadvertently omitted expense and the material weakness conclusion as of and for the period ended March 31, 2024.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement of the financial statements included in the Original Form 10-Q and to disclose that there was a material weakness in the Company’s internal control over financial reporting at the time the abovementioned financial statements were issued, and that its disclosure controls and procedures were not effective at the time the abovementioned financial statements were issued.

Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

Accordingly, the following items have been amended in this Form 10-Q/A:

Part I, Item 1, “Financial Statements”;

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

Part I, Item 4, “Controls and Procedures.”

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2, Restatement of Previously Issued Financial Statements of this Form 10-Q/A, for additional information and for the summary of the accounting impacts of these adjustments to the Company’s financial statements as of and for the period ended March 31, 2024.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF MARCH 31, 2024 AND DECEMBER 31, 2023	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 As Restated, See Note 2 (unaudited)	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$667,698	$2,176,800
Accounts receivable	6,003,777	7,185,411
Contract assets	626,425	247,310
Prepaid expenses	90,756	115,324
Total current assets	7,388,656	9,724,845
Long-term Assets
Property and equipment, net of accumulated depreciation	12,663,467	13,301,902
Goodwill	751,421	751,421
Deposits	9,976	9,976
Total long-term assets	13,424,864	14,063,299
Total Assets	$20,813,520	$23,788,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,706,394	$3,714,014
Line of credit	2,400,000	2,400,000
Current portion of long-term debt	2,513,820	2,755,792
Contract liabilities	205,327	-
Accrued expenses	534,361	101,283
Total current liabilities	7,359,902	8,971,089
Long-term Liabilities
Long-term debt, net of current portion	5,095,940	5,250,027
Total long-term debt	5,095,940	5,250,027
Total liabilities	12,455,842	14,221,116

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 101,023,485 and 101,023,485 shares issued and outstanding, respectively	101,023	101,023
Additional paid-in-capital	56,552,294	56,547,804
Accumulated deficit	(48,295,639)	(47,081,799)
Total stockholders’ equity	8,357,678	9,567,028
Total Liabilities and Stockholders’ Equity	$20,813,520	$23,788,144

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024 As Restated, See Note 2	2023

Revenues	$3,909,893	$3,014,887
Cost of services	3,891,039	2,365,885
Gross profit	18,854	649,002

Operating expenses:
General and administrative	943,901	726,048
Research and development	131,640	106,177
Total operating expenses	1,075,541	832,225

Loss from operations	(1,056,687)	(183,223)

Other income (expense):
Other income	18,105	-
Interest expense	(175,258)	(43,637)
Total other income (expense)	(157,153)	(43,637)

Net loss	$(1,213,840)	$(226,860)

Net loss per share – basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	101,023,485	78,116,814

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended March 31, 2024 As Restated, See Note 2
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Stock based compensation	-	-	4,490	-	4,490
Net loss	-	-	-	(1,213,840)	(1,213,840)
Balance as of March 31, 2024 (Unaudited)	101,023,485	$101,023	$56,552,294	$(48,295,639)	$8,357,678

	Three Months Ended March 31, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Net loss	-	-	-	(226,860)	(226,860)
Balance as of March 31, 2023 (Unaudited)	78,116,814	$78,117	$53,074,180	$(50,439,714)	$2,712,583

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024 As Restated, See Note 2	2023
Cash flows from operating activities:
Net loss	$(1,213,840)	$(226,860)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value of vested stock options	4,490	-
Depreciation	638,435	354,184
Changes in operating assets and liabilities:
Accounts receivable	1,181,634	(252,147)
Contract assets	(379,115)	-
Prepaid expenses and other current assets	24,568	-
Accounts payable	(2,007,621)	800,619
Contract liabilities	205,327
Accrued expenses	433,077
Deposits	-	-
Net cash provided by (used in) operating activities	(1,113,045)	675,796

Cash flows from investing activities:
Equipment purchases	-	(746,226)
Net cash used in investing activities	-	(746,226)

Cash flows from financing activities:
Proceeds from long-term debt	-	383,202
Repayment of long-term debt	(396,057)	(626,123)
Proceeds from line of credit	-	100,000
Net cash used in financing activities	(396,057)	(142,921)

Net decrease in cash and cash equivalents	(1,509,102)	(213,351)

Cash and cash equivalents - beginning of period	2,176,800	442,369
Cash and cash equivalents - end of period	$667,698	$229,018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$89,570	$43,637

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

2. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements to include an expense that was inadvertently posted to the improper period of April 2024 instead of the proper period of March 2024.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statement that contained the error, and the Company’s Form 10-Q for the quarterly period ended March 31, 2024 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Period should be restated to present the additional expense related to the three-month period ended March 31, 2024. The previously presented Affected Quarterly Period should no longer be relied upon.

The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2024:

	As of March 31, 2024
	As Previously Reported	Adjustment	As Restated
Assets

Total Assets	$20,813,520	-	$20,813,520

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,706,394	-	$1,706,394
Line of credit	2,400,000	-	2,400,000
Current portion of long-term debt	2,513,820	-	2,513,820
Contract liabilities	205,327	-	205,327
Accrued expenses	71,670	462,691	534,361
Total current liabilities	6,897,211	462,691	7,359,902
Long-term Liabilities
Long-term debt, net of current portion	5,095,940	-	5,095,940
Total long-term debt	5,095,940	-	5,095,940
Total liabilities	11,993,151	462,691	12,455,842

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 101,023,485 and 101,023,485 shares issued and outstanding, respectively	101,023	-	101,023
Additional paid-in-capital	56,552,294	-	56,552,294
Accumulated deficit	(47,832,948)	(462,691)	(48,295,639)
Total stockholders’ equity	8,820,369	(462,691)	8,357,678
Total Liabilities and Stockholders’ Equity	$20,813,520	-	$20,813,520

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited consolidated statement of operations for the three-month period ended March 31, 2024:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Restated

Revenues	$3,909,893	-	$3,909,893
Cost of services	3,428,348	462,691	3,891,039
Gross profit	481,545	(462,691)	18,854

Operating expenses:
General and administrative	943,901	-	943,901
Research and development	131,640	-	131,640
Total operating expenses	1,075,541	-	1,075,541

Loss from operations	(593,996)	(462,691)	(1,056,687)

Other income (expense):
Other income	18,105	-	18,105
Interest expense	(175,258)	-	(175,258)
Total other income (expense)	(157,153)	-	(157,153)

Net loss	$(751,149)	(462,691)	$(1,213,840)

Net loss per share – basic and diluted	$(0.01)	-	$(0.01)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three-month period ended March 31, 2024:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(751,149)	(462,691)	$(1,213,840)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value of vested stock options	4,490	-	4,490
Depreciation	638,435	-	638,435
Changes in operating assets and liabilities:
Accounts receivable	1,181,634	-	1,181,634
Contract assets	(379,115)	-	(379,115)
Prepaid expenses and other current assets	24,568	-	24,568
Accounts payable	(2,007,621)	-	(2,007,621)
Contract liabilities	205,327	-	205,327
Accrued expenses	(29,614)	462,691	433,077
Deposits	-		-
Net cash provided by (used in) operating activities	(1,113,045)	-	(1,113,045)

Cash flows from investing activities:
Equipment purchases	-	-	-
Net cash used in investing activities	-		-

Cash flows from financing activities:
Net cash used in financing activities	(396,057)	-	(396,057)

Net decrease in cash and cash equivalents	(1,509,102)	-	(1,509,102)

Cash and cash equivalents - beginning of period	2,176,800	-	2,176,800
Cash and cash equivalents - end of period	$667,698	-	$667,698

3. ACQUISITION OF COLLINS BUILDING & CONTRACTING

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

Collins Building contributed revenues of $0 and net loss of $270,755 to the Company’s consolidated revenues and net loss for the three months ended March 31, 2024. The net loss is a result of depreciation on the equipment and buildings acquired in the transaction. Collins Building did not contribute any revenue or net income to the Company’s consolidated revenues and net income for the three months ended March 31, 2023.

4. GOODWILL

Goodwill is $751,421 at March 31, 2024 and at December 31, 2023. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	March 31, 2024	December 31, 2023
Environmental Services:
Beginning Balance	$751,421	$751,421
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$751,421	$751,421

5. STOCK OPTIONS

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

7. NOTES PAYABLE

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

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 67% of total sales for the three months ended March 31, 2024. Sales to the Company’s largest customer for the year ended December 31, 2023 was 70%.

Accounts receivable from the same customer were 89% of total accounts receivable as of March 31, 2024 and 70% as of December 31, 2023.

11. COMMITMENTS AND CONTINGENCIES

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

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2024
	Range Reclaim	Range Minerals		Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$1,505,983		$1,982,115	$-	421,795	$-	$-	$-	$3,909,893
Gross profit	(579,683)		336,812	-	261,725	-	-	-	18,854
Net income (loss)	(1,046,372)		236,576	(33,582)	232,240	-	(131,640)	(471,062)	(1,213,840)

Total assets	13,090,077		5,487,595	13,219	199,184	1,009,866	8,753	1,004,826	20,813,520
Depreciation	634,905		-	640	2,890	-	-	-	638,435
Interest expense	92,978		-	-	-	-	-	82,280	175,258
Tax expense	-			-	-	-	-	-	-
Capital expenditures for long-lived assets	$-	$		$-	-	$-	$-	$-	$-

	For the three months ended March 31, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$2,988,487	$-	$26,400	$-	$-	$-	$3,014,887
Gross profit	638,579	-	10,423	-	-	-	649,002
Net income (loss)	186,643	(19,164)	(17,105)	-	(106,177)	(271,057)	(226,860)

Total assets	8,550,781	15,564	77,962	-	8,584	8,412	8,661,303
Depreciation	352,756	-	1,428	-	-	-	354,184
Interest expense	42,750	-	-	-	-	887	43,637
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$678,202	$15,350	$52,674	$-	$-	$-	$746,226

13. SUBSEQUENT EVENTS

In April 2024, the Company issued options to purchase 250,000 shares of the Company’s common stock to an officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the consolidated financial statements included in this quarterly report on Form 10-Q/A have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

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

Results of Operations

Three Months Ended March 31, 2024 and March 31, 2023

The Company’s revenue for the three months ended March 31, 2024 was $3,909,893 and its gross profit was $18,854. The Company’s revenue for the three months ended March 31, 2023 was $3,014,887 and its gross profit was $649,002. The $895,006 increase in revenue for the three months ended March 31, 2024 versus for the three months ended March 31, 2023 was primarily driven by new business generated in the Range Reclaim segment, including abandoned mine land services acquired through the Collins acquisition in August 2023. Revenue growth in the Range Security segment was generally offset by a decrease in mining revenues in the Range Minerals segment. Increased depreciation of $256,500 on equipment acquired in August 2023 heavily impacted the gross margin results for the three months ended March 31, 2024.

For the three months ended March 31, 2024, general and administrative expenses were $943,901, compared to $726,048 incurred for the three months ended March 31, 2023 (an increase of $217,853). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, insurance, marketing, consulting costs and travel expenses. The largest increase related to the general and administrative expenses was accounting, auditing and legal fees of $79,825, labor and benefit costs of $25,857, and insurance costs of $6,739 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

In addition, for the three months ended March 31, 2024, the Company incurred research and development costs of $131,640, compared to $106,177 for the three months ended March 31, 2023 (an increase of $25,463). This increase resulted from an increase in legal and consulting fees incurred in connection with Graphium’s capital raise process.

For the three months ended March 31, 2024, the Company incurred net other expense in the amount of $157,153, compared to total net other expense of $43,637 recorded for the three months ended March 31, 2023 (an increase of $113,516). This increase was attributable to higher interest expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The net loss during the three months ended March 31, 2024 was $1,213,840 compared to a net loss of $226,860 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had total current assets of $7,388,656, comprised of: (i) cash in the amount of $667,698; (ii) accounts receivable of $6,003,777; (iii) contract assets of $626,425; and (iv) prepaid expenses of $90,756. As of March 31, 2024, the Company had total current liabilities of $7,359,902, consisting of: (v) outstanding amounts on our lines of credit of $2,400,000; (w) accounts payable of $1,706,394; (x) contract liabilities of $205,327; (y) accrued expenses of $534,361, and (z) the current portion of long-term debt of $2,513,820. As a result, as of March 31, 2024, the Company had working capital of $28,754. As of December 31, 2023, the Company had working capital of $753,756.

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

Net Cash Used in Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $1,113,045. This decrease was a result of a reduction in accounts payable of $2,007,621 and an increase in contract assets of $379,115, partially offset by an increase in contract liabilities of $205,327 as well as a loss for the quarter of $1,213,840, offset by a decrease in accounts receivable of $1,181,634, increase in accrued expenses of $433,077, depreciation and non-cash expenses of $642,925 and a decrease in prepaid expenses of $24,568. Net cash provided by operating activities in the three months ended March 31, 2023 consisted of a net loss of $226,860 and an increase in accounts receivable of $252,147, offset by an increase in accounts payable of $800,619 and depreciation expense of $354,184.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our Disclosure Controls and Procedures (“DCPs”) as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on such evaluation at the time our Original Form 10-Q was filed, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our DCPs were effective at a reasonable assurance level. Subsequent to that evaluation and as a result of the material weakness in our ICFR discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of financial information and presentation which, due to its material impact on our financial statements, we determined to be a material weakness.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

We did not maintain effective controls over expense recording and accruals. Specifically, we did not maintain effective controls to timely identify and account for period cutoff and accruals to the proper period. This material weakness resulted in the restatement of our financial statements for the three months ended March 31, 2024.

Remediation Plan

Upon identification of the material weakness, our management developed a remediation plan to address the material weakness, which includes updating our procedures regarding the review of expenses and accruals of expenses to the proper period.

Our management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. However, the material weakness will not be considered remediated until there has been appropriate time for us to conclude through testing that the controls are operating effectively.

As our management continues to evaluate and improve our ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain remediation measures identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000*

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000*

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 *

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000*

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000*

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 *

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000*

31.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

