Form 10-Q
period 2024-06-30
RANGE IMPACT, INC.
filed 2024-08-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 13, 2024, there were 104,727,189 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF JUNE 30, 2024 AND DECEMBER 31, 2023	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$123,713	$2,176,800
Accounts receivable	4,388,785	7,185,411
Contract assets	1,374,962	247,310
Inventory	725,429	-
Prepaid expenses	42,204	115,324
Total current assets	6,655,093	9,724,845
Long-term Assets
Property and equipment, net of accumulated depreciation	12,025,030	13,301,902
Goodwill	751,421	751,421
Deposits	9,976	9,976
Total long-term assets	12,786,427	14,063,299
Total Assets	$19,441,520	$23,788,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$2,036,868	$3,714,014
Line of credit	2,200,000	2,400,000
Current portion of long-term debt	2,617,444	2,755,792
Deposits	150,000	-
Accrued expenses	54,402	101,283
Total current liabilities	7,058,714	8,971,089
Long-term Liabilities
Long-term debt, net of current portion	4,198,819	5,250,027
Total long-term debt	4,198,819	5,250,027
Total liabilities	11,257,533	14,221,116

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 104,727,189 and 101,023,485 shares issued and outstanding, respectively	104,727	101,023
Additional paid-in-capital	57,600,580	56,547,804
Accumulated deficit	(49,521,320)	(47,081,799)
Total stockholders’ equity	8,183,987	9,567,028
Total Liabilities and Stockholders’ Equity	$19,441,520	$23,788,144

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$2,349,738	$3,998,267	$6,259,631	$7,013,154
Cost of services	2,498,667	3,153,166	6,389,706	5,519,051
Gross profit (loss)	(148,929)	845,101	(130,075)	1,494,103

Operating expenses:
General and administrative	697,699	635,898	1,641,600	1,361,946
Research and development	157,278	107,444	288,918	213,621
Total operating expenses	854,977	743,342	1,930,518	1,575,567

Profit (loss) from operations	(1,003,906)	101,759	(2,060,593)	(81,464)

Other income (expense):
Other income	485	-	18,590
Interest expense	(165,660)	(64,997)	(340,918)	(108,634)
Total other income (expense)	(165,175)	(64,997)	(322,328)	(108,634)

Income tax expense	56,600		56,600
Net loss	$(1,225,681)	$36,762	$(2,439,521)	$(190,098)

Net loss per share – basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	101,552,586	80,519,745	101,288,035	79,324,917

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2024	101,023,485	$101,023	$56,552,294	$(48,295,639)	$8,357,678
Shares issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	51,990	-	51,990
Net loss	-	-	-	(1,225,681)	(1,225,681)
Balance as of June 30, 2024	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987

	Three Months Ended June 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2023	78,116,814	$78,117	$53,074,180	$(50,439,714)	$2,712,583
Shares issued for cash	2,733,334	2,733	407,267	-	410,000
Fair value of vested stock options	-	-	35,920	-	35,920
Net income	-	-	-	36,762	36,762
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265

	Six Months Ended June 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Shares issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	56,480	-	56,480
Net loss	-	-	-	(2,439,521)	(2,439,521)
Balance as of June 30, 2024	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987

	Six Months Ended June 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443
Shares issued for cash	2,733,334	2,733	407,267	-	410,000
Fair value of vested stock options	-	-	35,920	-	35,920
Net loss	-	-	-	(190,098)	(190,098)
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,439,521)	$(190,098)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Fair value of vested stock options	56,480	35,920
Depreciation	1,276,872	695,910
Changes in operating assets and liabilities:
Accounts receivable	2,796,626	(1,421,296)
Contract assets	(1,127,652)	-
Inventory	(725,429)	-
Prepaid expenses and other current assets	73,121	(46,835)
Accounts payable	(1,677,147)	539,084
Deposits	150,000
Accrued expenses	(46,881)	-
Deposits	-	(11,084)
Net cash (used in) operating activities	(1,663,531)	(398,399)

Cash flows from investing activities:
Equipment purchases	-	(784,515)
Net cash provided by (used in) investing activities	-	(784,515)

Cash flows from financing activities:
Issuance of shares for cash	1,000,000	410,000
Proceeds from long-term debt	-	383,202
Repayment of long-term debt	(1,189,556)	(893,093)
Proceeds from (repayment of) line of credit	(200,000)	1,200,000
Net cash provided by (used in) financing activities	(389,556)	1,100,109

Net decrease in cash and cash equivalents	(2,053,087)	(82,805)

Cash and cash equivalents - beginning of period	2,176,800	442,369
Cash and cash equivalents - end of period	$123,713	$359,564

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$251,348	$108,634

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

In May 2022, Daedalus acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation and water restoration services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve the water quality in rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. Range Natural also engages subcontractors who control and are responsible for the mining and selling of coal to third-party customers incidental to the reclamation and repurposing of mine sites.

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

Revenue earned over time compared to a point in time is as follows for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023

Earned over time	$1,179,341	$-
Point in time	1,170,397	3,998,267
Total revenue	2,349,738	3,998,267

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Earned over time	$2,049,835	$-
Point in time	4,209,796	7,013,154
Total revenue	6,259,631	7,013,154

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $0 at June 30, 2024 and $2,100,255 as of December 31, 2023. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of June 30, 2024 or December 31, 2023 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the six months ended June 31, 2024 or the six months ended June 30, 2023. Accounts receivable, including contract receivables, were $4,388,785 and $7,185,411 at June 30, 2024 and December 31, 2023, respectively. No credit loss expense was accrued in either the six months ended June 30, 2024 or the six months ended June 30, 2023 and there is no allowance for doubtful accounts as of June 30, 2024 or December 31, 2023.

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

Details of contract assets arising from reclamation contracts in process as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Costs incurred on contracts in progress	$1,623,680	$425,634
Estimated earnings	1,192,317	340,528
Revenue earned on contracts in progress	2,815,997	766,162
Less: Billings to date	(1,441,035)	(518,852)
Total contract assets	$1,374,962	$247,310

Inventory

On May 1, 2024, Range Minerals (“Range Minerals”) contracted with a mining contractor (“Contractor”) at the Fola mining site in West Virginia. Contractor subcontracted the mining work to a subcontractor (“Subcontractor”). As of June 30, 2024, Contractor failed to perform. On June 30, 2024, Range Minerals agreed to assume the liability of $725,429 due from the Contractor to the Subcontractor in exchange for the ownership of the coal that had been mined by the Subcontractor. The inventory value of $725,429 is the cost of the inventory to the Contractor.

	June 30, 2024	December 31, 2023
Saleable coal inventory	$725,429	$-
Total coal inventory	$725,429	$-

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	June 30, 2024	December 31, 2023

Equipment	$13,835,929	$13,835,929
Land	1,563,797	1,563,797
Buildings	199,500	199,500

Accumulated depreciation	(3,574,196)	(2,297,324)
Net book value	12,025,030	13,301,902
Depreciation expense	$1,276,872	$1,781,573

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

The Company performed its quarterly impairment test for goodwill on June 30, 2024. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. The qualitative analysis indicated that a quantitative impairment test was not necessary.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of June 30, 2024, the Company had no material lease commitments for longer than one year.

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

	June 30, 2024	December 31, 2023
Options	11,619,210	11,392,544
Warrants	3,313,335	3,313,335
Total	14,932,545	14,705,879

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

Segments

As of June 30, 2024, the Company has six operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; (v) Range Land; and (vi) Graphium Biosciences. Previously, beginning in October 2021, the Company began operating under two segments: (A) the Drug Development segment, which reports the operating results of the Company’s broad portfolio of glycosylated cannabinoid prodrugs operating under the name Graphium Biosciences, and (B) the Range Reclaim segment, which provides land reclamation, water restoration and incidental coal mining to customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023. Beginning in January 2024, Range Minerals, which was previously reported within the Range Reclaim operating business segment, was separately reported as its own operating business segment focused on coal mining, using subcontractors, and related reclamation activities, and the Drug Development segment was renamed Graphium Biosciences.

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

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired are set forth below. Because the fair values exceeded the purchase price, a gain on the purchase of $1,875,150 was recognized. The allocation of the purchase price is based on management’s estimates and a third-party assessment of the fair value of the equipment purchased.

Fair value of assets acquired:
Equipment	$6,156,000
Land	554,900
Buildings	199,500
Total assets acquired	6,910,400
Less: Gain on bargain purchase price	(1,875,150)
Purchase price	$5,035,250
Cash consideration	1,000,000
Long-term notes issued to the seller	4,035,250
Total purchase price	$5,035,250
Acquisition transaction costs incurred	$167,212

Collins Building’s operations contributed revenues of $0 and net loss of $274,081 to the Company’s consolidated revenues and net loss for the three months ended June 30, 2024. For the six months ended June 30, 2024, Collins Building’s operations contributed no revenue and a net loss of $544,836. The losses stem primarily from depreciation of equipment and buildings purchased as part of the Collins Building acquisition. Collins Building did not contribute any revenue or net income to the Company’s consolidated revenues and net income for the three months and six months ended June 30, 2023. All of the Company’s revenue generated by providing reclamation services on abandoned mine land, which was historically the core business of Collins Building, has been recorded in the books and records of Range Environmental.

3. GOODWILL

Goodwill is $751,421 at June 30, 2024 and at December 31, 2023. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	June 30, 2024	December 31, 2023
Environmental Services:
Beginning Balance	$751,421	$751,421
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$751,421	$751,421

4. STOCK OPTIONS

Stock options issued during the three months ended June 30, 2024 and the three months ended June 30, 2023

During the three months ended June 30, 2024, the Company granted options to an officer to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.38 per share that expire ten years from the date of grant. Options to 125,000 shares vested upon grant and options to purchase 125,000 vest in one year. The fair value of the option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 267.24%, (ii) discount rate of 4.70%, (iii) zero expected dividend yield, and (iv) expected life of 10 years, which is the term of the options. The total fair value of the option grants at their grant dates was approximately $95,000, $47,500 of which was allocated to general and administrative expenses during the three months ended June 30, 2024.

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

During the three months ended June 30, 2024, the Company recorded $51,990 in stock-based compensation expense. For the three months ended June 30, 2023, the Company recorded $35,920 stock-based compensation expense related to vested stock options. At June 30, 2024, there was $60,970 of unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the six months ended June 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2023	11,392,544	$0.47
Granted	250,000	0.38
Exchanged	-	-
Exercised	-	-
Expired	(23,334)	4.09
Forfeited	-	-
Balance outstanding at June 30, 2024	11,619,210	$0.45
Balance exercisable at June 30, 2024	11,394,210	$0.46

At June 30, 2024, the 11,619,210 outstanding stock options had $875,480 of intrinsic value.

A summary of the Company’s stock options outstanding as of June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, June 30, 2024	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	28,334	$3.10 - 3.50	$3.10 - 3.50
	11,619,210

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, June 30, 2024	100,000	$0.1337	$0.1337
	2,950,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	125,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	28,334	$3.10 - 3.50	$3.10 - 3.50
	11,394,210

5. WARRANTS

A summary of warrants to purchase common stock issued during the six months ended June 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding and exercisable at December 31, 2023	3,313,335	$0.66
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at June 30, 2024	3,313,335	$0.66

At June 30, 2024, the 3,313,335 outstanding stock warrants had $15,000 of intrinsic value.

6. NOTES PAYABLE

The Company had no notes payable outstanding as of June 30, 2024, or December 31, 2023.

7. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit, as amended, has a maturity date of November 30, 2024, and bears interest at one percent (1%) above the bank’s prime rate (prime rate plus one percent margin equaled 9.50% at June 30, 2024). As of June 30, 2024, the balance due under the line of credit was $1,000,000. As of December 31, 2023, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000 pursuant to which principal and accrued interest payments are required in March, June, September and December 2024. The loan has a maturity date of December 31, 2024, and bears interest at the bank’s prime rate (prime rate equaled 8.50% at June 30, 2024). As of June 30, 2024, the balance due under the loan was $1,200,000. As of December 31, 2023, the balance due under the loan was $1,400,000.

8. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral, and debt issued as part of the acquisition of Collins Building.

Interest rates on the equipment financings range from 3.69% to 9.95% for 2024 and mature between 2025 through 2029.

The Collins Building debt consists of a five-year secured promissory note with an original principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note with an original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Promissory Notes”). The First Promissory Note is secured by the acquired real property and quarry infrastructure and the Second Promissory Note is secured by the acquired equipment. At June 30, 2024, the First Promissory Note had an outstanding balance of $1,713,505 and the Second Promissory Note had an outstanding balance of $1,227,331.

A summary of payments due under the long-term debt by year is as follows:

	Equipment Financing	Collins Promissory Notes

2024 – due between July 1, 2024 and June 30, 2025	$1,206,455	$1,410,989
2025 – due between July 1, 2025 and June 30, 2026	869,454	576,105
2026 – due between July 1, 2026 and June 30, 2027	791,242	422,587
2027 – due between July 1, 2027 and June 30, 2028	644,147	452,644
2028 and later – due on July 1, 2028 and thereafter	364,129	78,511
Total long-term debt	$3,875,427	$2,940,836

9. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers constituted 92% and 89% of total sales for the three months ended June 30, 2024 and the six months ended June 30, 2024, respectively. Sales to the Company’s largest customer were 94% and 92% of total sales for the three months ended June 30, 2023 and the six months ended June 30, 2023, respectively.

Accounts receivable from the same customers were 99% of total accounts receivable as of June 30, 2024 and 70% as of December 31, 2023.

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings Per Share - Basic
Net (loss)/income	$(1,225,681)	$36,762	$(2,439,521)	$(190,098)
Weighted average shares of common stock outstanding - Basic	101,552,586	80,519,745	101,288,035	79,324,917
Earnings Per Share - Basic	$(0.01)	$0.00	$(0.02)	$(0.00)

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	101,552,586	80,519,745	101,288,035	79,324,917
Unvested Restricted Stock Awards	-	-	-	-
Weighted average shares of common stock - Diluted	101,552,586	80,519,745	101,288,035	79,324,917
Earnings Per Share - Diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

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

The six reportable segments that result from applying the aggregation criteria are as follows:

●	Range Reclaim – land reclamation, water restoration and land repurposing

●	Range Minerals – subcontracted mining and reclamation activities

●	Range Water – biochar product development and water solutions business

●	Range Security – security services on mine land being reclaimed and repurposed for non-fossil fuel uses

●	Range Land – mine land being acquired, reclaimed and repurposed for non-fossil fuel uses

●	Graphium Biosciences – glycosylated cannabinoid drug development program

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the Three Months Ended June 30, 2024
	Range Reclaim	Range Minerals		Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$2,050,958		$138,118	$-	160,662	$-	$-	$-	$2,349,738
Gross profit	(252,848)		20,842	-	83,077	-	-	-	(148,929)
Net income (loss)	(579,928)		(84,121)	(5,154)	57,302	-	(157,275)	(456,505)	(1,225,681)

Total assets	12,966,495		4,453,028	12,579	226,846	1,008,940	9,147	764,485	19,441,520
Depreciation	634,906		-	639	2,892	-	-	-	638,437
Interest expense	61,195		-	-	-	-	-	104,465	165,660
Tax expense	-			-	-	-	-	56,600	56,600
Capital expenditures for long-lived assets	$-	$		$-	-	$-	$-	$-	$-

	For the Three Months Ended June 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$3,882,492	$-	$115,775	$-	$-	$-	$3,998,267
Gross profit	789,687	-	55,414	-	-	-	845,101
Net income (loss)	433,922	(19,116)	37,550	-	(107,444)	(308,150)	36,762

Total assets	9,440,020	15,138	94,610	-	8,784	156,928	9,715,480
Depreciation	338,409	426	2,891	-	-	-	341,726
Interest expense	63,061	-	224	-	-	1,712	64,997
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$38,289	$-	$-	$-	$-	$-	$38,289

	For the Six Months Ended June 30, 2024
	Range Reclaim	Range Minerals		Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$3,556,941		$2,120,233	$-	$582,457	$-	$-	$-	$6,259,631
Gross profit	(832,531)		357,654	-	344,802	-	-	-	(130,075)
Net income (loss)	(1,626,300)		152,455	(38,736)	289,542	-	(288,915)	(927,567)	(2,439,521)

Total assets	12,966,495		4,453,028	12,579	226,846	1,008,940	9,147	764,485	19,441,520
Depreciation	1,269,811		-	1,279	5,782	-	-	-	1,276,872
Interest expense	154,173		-	-	-	-	-	186,745	340,918
Tax expense	-			-	-	-	-	56,600	56,600
Capital expenditures for long-lived assets	$-	$		$-	$-	$-	$-	$-	$-

	For the Six Months Ended June 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Graphium Biosciences	Corporate	Total

Sales	$6,870,979	$-	$142,175	$-	$-	$-	$7,013,154
Gross profit	1,428,266	-	65,837	-	-	-	1,494,103
Net income (loss)	620,565	(38,280)	20,445	-	(213,621)	(579,207)	(190,098)

Total assets	9,440,020	15,138	94,610	-	8,784	156,928	9,715,480
Depreciation	691,165	426	4,319	-	-	-	695,910
Interest expense	105,811	-	224	-	-	2,599	108,634
Tax expense	-	-	-	-	-	-	-
Capital expenditures for long-lived assets	$716,491	$15,350	$52,674	$-	$-	$-	$784,515

13. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K/A for the year ended December 31, 2023 filed on August 8, 2024, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business or; results of our research and development activities that are less positive than we expect; our ability to bring our intended products to market; market demand for our intended products; shifts in industry capacity; product development or other initiatives by our competitors; fluctuations in the availability and costs of raw materials required in our drug development process; other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on August 8, 2024.

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

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Flatwoods, West Virginia, Fola, West Virginia and Rocklin, California. As of August 13, 2024, we employed 44 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Range Reclaim

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”). Range Environmental provides land reclamation and water restoration services to customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. Range Environmental’s water restoration services seek to improve the water quality of rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements.

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

Range Minerals

In May 2022, the Company acquired Range Natural Resources, Inc., a West Virginia corporation (“Range Natural”). During the six months ended June 30, 2024, Range Natural had no mining employees or equipment and engaged an independent, third-party contractor responsible for all aspects of providing coal mining and reclamation services on a surface coal mine at the Fola Mine Complex in Fola, West Virginia (“Fola Mine”). In January 2024, the Company separated Range Natural’s results from the “Range Reclaim” reporting segment and has included Range Natural’s results in a new “Range Minerals” reporting segment. The Company believes reporting the results of Range Minerals separately from Range Reclaim will provide better insight and transparency into the overall operational performance of both operating business segments. On June 30, 2024, Range Natural terminated its agreement with the independent, third-party contractor that performed coal mining and reclamation services at the Fola Mine due to a failure to perform.

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

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. As of August 13, 2024, Range Security employed 7 security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business to additional mine sites, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

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

We are working closely with a third-party contract research organization to develop a detailed drug development plan to advance our leading drug candidate, VBX-100, through Phase II clinical trials by the end of 2027, subject to receipt of sufficient funding, which is currently estimated to be approximately $20 million. Graphium has engaged a registered broker-dealer to assist with the capital raise, which remains in process.

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

Results of Operations

Three Months Ended June 30, 2024 and June 30, 2023

The Company’s revenue for the three months ended June 30, 2024 was $2,349,738, its gross loss was $148,929 and net loss was $1,225,681. The Company’s revenue for the three months ended June 30, 2023 was $3,998,267, its gross profit was $845,101 and net income was $36,762. The $1,648,529 reduction in quarterly revenue was due to a $1,693,416 reduction in revenue from the Range Reclaim and Range Minerals business segments primarily due to a failure of performance by a mining subcontractor, which was partially offset by a $44,887 increase in revenue from the Range Security business segment primarily due to the performance of a new security services contract at a second mine site.

For the three months ended June 30, 2024, general and administrative expenses were $697,699 compared to $583,964 incurred for the three months ended June 30, 2023. This $113,735 increase in general and administrative expenses are primarily due to the costs of additional employees and consultants hired in anticipation of the projected long-term growth of the Range Reclaim and Range Minerals business segments, offset by the partial re-allocation to the Graphium Biosciences business segment of the salaries and benefits of a corporate executive.

For the three months ended June 30, 2024, the Company incurred research and development costs of $157,278 compared to $107,444 for the three months ended June 30, 2023. This $49,834 increase in research and development costs was due to the full allocation of employment costs of a corporate executive who was transitioned from the Company to the Graphium Biosciences business segment effective March 31, 2024.

For the three months ended June 30, 2024, the Company incurred net other expenses in the amount of $221,775 compared to net other expenses of $116,931 for the three months ended June 30, 2023. This $104,844 increase was primarily attributable to increased interest expense of $48,729 and state income taxes of $56,600 for the three months ended June 30, 2024. There was no state tax expense incurred during the three months ended June 30, 2023.

The net loss during the three months ended June 30, 2024 was $1,225,681 compared to net income of $36,762 for the three months ended June 30, 2023. This $1,262,443 decrease in net income was due to lower revenue of $1,648,529, lower gross profit of $994,030, higher operating expenses of $163,569 and higher other expense of $104,844.

Six Months Ended June 30, 2024 and June 30, 2023

The Company’s revenue for the six months ended June 30, 2024 was $6,259,631, its gross loss was $130,075 and net loss was $2,439,521. The Company’s revenue for the three months ended June 30, 2023 was $7,013,154, its gross profit was $1,494,103 and net loss was $190,098. The $753,523 reduction in revenue for the six months ended June 30, 2024 was related to a $1,193,805 reduction in revenue from the Range Reclaim and Range Minerals business segments primarily due to a failure of performance by a mining subcontractor, which decline was partially offset by a $440,282 increase in revenue from the Range Security business segment primarily due to its growth with its first customer and the performance of a new security services contract at a second mine site for the six months ended June 30, 2024.

For the six months ended June 30, 2024, general and administrative expenses were $1,641,600 compared to $1,310,012 incurred for the six months ended June 30, 2023. This $331,588 increase in general and administrative expenses are primarily due to the costs of additional employees and consultants hired in anticipation of the projected long-term growth of the Range Reclaim and Range Minerals business segments, offset by the partial re-allocation to the Graphium Biosciences business segment of the salaries and benefit of a corporate executive during the second quarter of 2024.

For the six months ended June 30, 2024, the Company incurred research and development costs of $288,918 compared to $213,621 for the six months ended June 30, 2023. This $75,297 increase in research and development costs was due to the full allocation of employment costs of a corporate executive who was transitioned from the Corporate business segment to the Graphium Biosciences business segment effective March 31, 2024, and costs associated with the capital raise process to advance its drug development program.

For the six months ended June 30, 2024, the Company incurred net other expenses in the amount of $378,928 compared to net other expenses of $160,568 for the six months ended June 30, 2023. This $218,360 increase was primarily attributable to increased interest expense of $180,350 and state income taxes of $56,600 for the six months ended June 30, 2024. There was no state tax expense incurred during the six months ended June 30, 2023.

The net loss during the six months ended June 30, 2024 was $2,439,521 compared to a net loss of $190,098 for the six months ended June 30, 2023. This $2,249,423 decrease in net income was due to lower revenue of $753,523, lower gross profit of $1,624,178, higher operating expenses of $406,885 and higher other expense of $218,360.

Liquidity and Capital Resources

As of June 30, 2024, the Company had total current assets of $6,655,093, comprised of: (i) cash of $123,713; (ii) accounts receivable of $4,388,785; (iii) contract assets of $1,374,962; (iv) inventory of $725,429 and (v) prepaid expenses of $42,204. As of June 30, 2024, the Company had total current liabilities of $7,058,714, comprised of: (v) outstanding amounts on the lines of credit of $2,200,000; (w) accounts payable of $2,036,868; (x) accrued expenses of $54,402, (y) deposit of $150,000 and (z) the current portion of long-term debt of $2,617,444. As a result, as of June 30, 2024, the Company had negative working capital of $403,621. As of December 31, 2023, the Company had positive working capital of $753,756. This $1,157, 377 decrease in working capital is the result of lower sales in the amount of $1,648,529 during the six months ended June 30, 2024, which has translated into lower non-cash current assets of $1,016,655 and lower non-debt current liabilities of $1,574,027, for a net decrease of non-cash and non-debt working capital of $557,362 during the six months ended June 30, 2024. Also, during the six months ended June 30, 2024, $2,053,087 of cash was used to fund the aforementioned $557,362 decrease of non-cash and non-debt working capital, repayment of $338,348 of the current portion of long-term debt, and the repayment of $1,051,208 of long-term debt.

As of June 30, 2024, the Company had long-term assets of $12,786,427, comprised of: (i) net equipment assets of $10,289,443; (ii) land of $1,563,797; (iii) buildings of $171,790; (iv) goodwill of $751,421; and (v) deposits of $9,976. As of June 30, 2024, the Company had long-term liabilities of $4,198,819, entirely comprised of long-term debt, net of current portion. As of December 31, 2023, the Company had long-term assets of $14,063,299, comprised of: (v) net equipment assets of $11,549,689; (w) land of $1,563,797; (x) building of $188,416; (y) goodwill of $751,421; and (z) deposits of $9,976. As of December 31, 2023, the Company had long-term liabilities of $5,250,027, entirely comprised of long-term debt, net of current portion.

Based on the Company’s current corporate strategy, we expect our general operating expenses to be substantially offset by revenue generated by the Range Reclaim and Range Security business segments, and the collection of significant outstanding accounts receivables from the Company’s largest customer. While we expect the Company’s operating businesses to generate operating losses over the 12 months following June 30, 2024, based on the Company’s current cash balance and the anticipated collection of significant outstanding accounts receivable, the Company expects to have sufficient funds to operate its business over the next 12 months. If additional capital is needed in excess of our current capital resources, we will explore financing options to accelerate the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total expenditures for the 12-month period ending June 30, 2025 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $1,663,531, compared to net cash used in operating activities of $398,399 for the six months ended June 30, 2023. This $1,265,132 increase was primarily due to a $2,249,423 increase in loss from continued operations that was primarily driven by reduced sales and profitability in our Range Reclaim and Range Minerals business segments, and higher costs of additional employees and consultants hired in anticipation of the projected long-term growth of those business segments, offset by higher non-cash depreciation expense of $580,962 due to the Company’s larger investment in equipment and a $382,769 reduction in cash used to fund the Company’s working capital.

Net Cash Used in Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $0, compared to net cash provided by investing activities of $784,515 for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2023 consisted of equipment purchases and capital expenditures. Based on the Company’s current corporate strategy, no additional equipment purchases are required to execute its near-term strategic plan; however, if additional equipment is required in the future, the Company anticipates securing such equipment through third-party equipment leases or equipment financings. Future capital expenditures required to maintain the Company’s existing equipment are anticipated to be funded with cash on hand.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2024, the most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the six months ended June 30, 2024 and 2023 are summarized below:

●	During the six months ended June 30, 2024, we received aggregate proceeds of $1,410,000 from the sale of our common stock in privately-negotiated transactions.
●	During the six months ended June 30, 2024, we repaid $1,389,556 of our indebtedness.
●	During the six months ended June 30, 2023, we received proceeds of $383,202 from the issuance of long-term debt and $1,200,000 from a line of credit, offset by the repayment of long-term debt of $893,093.

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

Based on such evaluation at the time our Form 10-Q for the three months ended March 31, 2024 was filed, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our DCPs were effective at a reasonable assurance level. Subsequent to that evaluation and as a result of the material weakness in our ICFR discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that during the three-month period ended March 31, 2024, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of financial information and presentation which, due to its material impact on our financial statements, we determined to be a material weakness. Therefore, on August 8, 2024, the Company filed a Form 10-Q/A for the three months ended March 31, 2024, which corrected the accounting error of a vendor invoice that was inadvertently recorded in April 2024 rather than the proper period of March 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on August 8, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2024, the Company entered into a securities purchase agreement with Continental Heritage Holding Company LLC, a Florida limited liability company, providing for the issuance and sale of 3,703,704 shares of the Company’s common stock. The aggregate gross proceeds from the sale of these shares was approximately $1,000,000. The sale proceeds were used for general operating purposes.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250. (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024

By:	/s/ Patricia Missal
Patricia Missal
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 14, 2024

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

