Form 10-Q/A
period 2024-03-31
RANGE IMPACT, INC.
filed 2024-10-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53832

RANGE IMPACT, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-3268988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, Suite 400
Cleveland, OH	44122
(Address of principal executive offices)	(Zip Code)

(216) 304-6556

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	RNGE	OTCQB

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

EXPLANATORY NOTE

Range Impact, Inc. (the “Company”) is filing this Amendment No. 2 to Form 10-Q (“Amendment No. 2”) amending the Company’s Form 10-Q/A for the quarter ended March 31, 2024 (“Amendment No. 1”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024, which amended the original Form 10-Q filed by the Company with the SEC on May 15, 2024 (the “Original Form 10-Q”) to add Mine Safety Disclosures as required by Item 104 of Regulation S-K and set forth below in Part II, Item 4 (Mine Safety Disclosures).

Although this Amendment No. 2 amends and restates Amendment No. 1, which amended and restated the Original Form 10-Q in its entirety, except for the information described above, this Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1 or the Original Form 10-Q, and unless otherwise stated herein, the information contained in this Amendment No. 2 is current only as of the date of the Original Form 10-Q. Except as described above, no other changes have been made to the Amendment No. 1 or the Original Form 10-Q. Accordingly, this form should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of Amendment No. 1 and the Original Form 10-Q.

Background of Amendment

In its Amendment No. 1 to Form 10-K filed on August 8, 2024, the Company disclosed that no disclosures under Item 104 (Mine Safety Disclosures) would be required in filings for periods after such date. On October 3, 2024, the Company received a letter from the staff of the SEC’s Division of Corporation Finance stating that disclosures in the Company’s Form 10-Q for the period ended June 30, 2024 indicated that the Company was continuing to conduct mining activities. This Amendment No. 2 is being filed to add Mine Safety Disclosures as required by Item 104 of Regulation S-K and set forth below in Part II, Item 4 (Mine Safety Disclosures).

In accordance with applicable SEC rules, this Amendment No. 2 includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures:

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Amendment No. 2 pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2024

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

