Form 10-Q/A
period 2024-06-30
RANGE IMPACT, INC.
filed 2024-10-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Range Impact, Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to the Company’s Quarterly Report for the quarter ended June 30, 2024 (the “Form 10-Q”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2024, in order to add Mine Safety Disclosures as required by Item 104 of Regulation S-K and set forth below in Part II, Item 4 (Mine Safety Disclosures).

Although this Form 10-Q/A amends and restates the original Form 10-Q in its entirety, except for the information described above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q and unless otherwise stated herein, the information contained in the Form 10-Q/A is current only as of the date of the original filing. Except as described above, no other changes have been made to the original Form 10-Q. Accordingly, this form should be read in conjunction with the Company’s filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

Background of Amendment

In its Amendment No. 1 to Form 10-K filed on August 8, 2024, the Company disclosed that no disclosures under Item 104 (Mine Safety Disclosures) would be required in filings for periods after such date. On October 3, 2024, the Company received a letter from the staff of the SEC’s Division of Corporation Finance stating that disclosures in the Company’s Form 10-Q indicated that the Company was continuing to conduct mining activities. This Form 10-Q/A is being filed to add Mine Safety Disclosures as required by Item 104 of Regulation S-K and set forth below in Part II, Item 4 (Mine Safety Disclosures).

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures:

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-Q/A pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

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

