Form 10-Q
period 2024-09-30
RANGE IMPACT, INC.
filed 2024-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 13, 2024, there were 104,727,189 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2024

INDEX

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements (unaudited)	3
Consolidated Unaudited Balance Sheets as of September 30, 2024 and December 31, 2023	4
Consolidated Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	5
Consolidated Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	6
Consolidated Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023	7
Notes to the Consolidated Unaudited Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 4. Mine Safety Disclosures	38
Item 6. Exhibits	38

SIGNATURES	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED UNAUDITED BALANCE SHEETS AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$244,586	$2,176,581
Accounts receivable	4,133,776	7,185,411
Contract assets	697,039	247,310
Prepaid expenses	29,975	115,324
Current assets of discontinued operations	-	219
Total current assets	5,105,376	9,724,845
Long-term Assets
Property and equipment, net of accumulated depreciation	4,585,235	13,301,902
Goodwill	751,421	751,421
Deposits	-	1,442
Long term assets of discontinued operations	-	8,534
Total long-term assets	5,336,656	14,063,299
Total Assets	$10,442,032	$23,788,144

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,099,753	$3,714,014
Line of credit	2,100,000	2,400,000
Current portion of long-term debt	1,458,215	2,755,792
Accrued expenses	112,101	101,283
Total current liabilities	4,770,069	8,971,089
Long-term Liabilities
Long-term debt, net of current portion	2,403,824	5,250,027
Total long-term debt	2,403,824	5,250,027
Total liabilities	7,173,893	14,221,116

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 104,727,189 and 101,023,485 shares issued and outstanding, respectively	104,727	101,023
Additional paid-in-capital	57,605,070	56,547,804
Accumulated deficit	(54,441,658)	(47,081,799)
Total stockholders’ equity	3,268,139	9,567,028
Total Liabilities and Stockholders’ Equity	$10,442,032	$23,788,144

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$2,171,655	$5,455,633	$8,431,286	$12,468,787
Cost of services	2,564,583	2,597,867	8,954,289	8,116,918
Gross profit (loss)	(392,928)	2,857,766	(523,003)	4,351,869

Operating expenses:
General and administrative	473,942	1,057,055	2,115,542	2,419,001
Total operating expenses	473,942	1,057,055	2,115,542	2,419,001

Income (loss) from operations	(866,870)	1,800,711	(2,638,545)	1,932,868

Other income (expense):
Gain on bargain purchase	-	1,875,150	-	1,875,150
Other income	33,586	4,621	52,176	4,621
Loss on sale of fixed assets	(3,751,680)	-	(3,751,680)	-
Interest expense	(155,404)	(135,467)	(496,322)	(244,101)
Total other income (expense)	(3,873,498)	1,744,304	(4,195,826)	1,635,670

Income (loss) from continuing operations before income taxes	(4,740,368)	3,545,015	(6,834,371)	3,568,538
Income tax expense attributable to continuing operations	2,955	-	59,555	-
Income (loss) from continuing operations	(4,743,323)	3,545,015	(6,893,926)	3,568,538
Loss from discontinued operations	(177,015)	(140,840)	(465,933)	(354,461)

Net income (loss)	$(4,920,338)	$3,404,175	$(7,359,859)	$3,214,077

Net income (loss) per share – basic and diluted from continuing operations	$(0.05)	$0.04	$(0.07)	$0.04
Weighted average number of common shares outstanding – basic and diluted	103,148,561	83,531,308	102,442,788	80,742,455

Net income (loss) per share – basic and diluted from discontinued operations	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding – basic and diluted	103,148,561	83,531,308	102,442,788	80,742,455

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2024	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987
Shares issued for cash	-	-	-	-	-
Stock based compensation	-	-	4,490	-	4,490
Net loss	-	-	-	(4,920,338)	(4,920,338)
Balance as of September 30, 2024	104,727,189	$104,727	$57,605,070	$(54,441,658)	$3,268,139

	Three Months Ended September 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2023	80,850,148	$80,850	$53,517,367	$(50,402,952)	$3,195,265
Shares issued for cash	6,666,667	6,667	993,333	-	1,000,000
Fair value of vested stock options	-	-	17,830	-	17,830
Net income	-	-	-	3,404,175	3,404,175
Balance as of September 30, 2023	87,516,815	$87,517	$54,528,530	$(46,998,777)	$7,617,270

	Nine Months Ended September 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Shares issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	60,970	-	60,970
Net loss	-	-	-	(7,359,859)	(7,359,859)
Balance as of September 30, 2024	104,727,189	$104,727	$57,605,070	$(54,441,658)	$3,268,139

	Nine Months Ended September 30, 2023
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443

Shares issued for cash	9,400,001	9,400	1,400,600	-	1,410,000
Fair value of vested stock options	-	-	53,750	-	53,750
Net income	-	-	-	3,214,077	3,214,077

Balance as of September 30, 2023	87,516,815	$87,517	$54,528,530	$(46,998,777)	$7,617,270

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(7,359,859)	$3,214,077

Adjustments to reconcile net loss to net cash (used in) operating activities:
Gain on bargain purchase	-	(1,875,150)
Net loss on Collins Building asset disposal	3,043,799	-
Net loss on sale of assets	707,881	-
Gain on disposition of business	(100)	-
Fair value of vested stock options	60,970	53,750
Depreciation	1,594,152	1,069,845
Changes in operating assets and liabilities:
Accounts receivable	3,024,835	(1,915,848)
Unbilled receivables	26,800	(49,148)
Contract assets	(449,729)	-
Prepaid expenses and other current assets	85,349	(102,198)
Accounts payable	(2,614,262)	690,475
Accrued expenses	10,818	-
Deposits	1,442	(11,084)
Deposits from discontinued operations	8,534	-
Net cash (used in) operating activities	(1,859,370)	1,074,719

Cash flows from investing activities:
Equipment purchases	-	(1,134,417)
Cash paid in consideration for Collins Building acquisition	-	(1,000,000)
Long-term debt issued for Collins Building acquisition	-	(4,035,250)
Net proceeds from sale of assets	270,000	-
Net insurance proceeds from casualty loss	160,000	-
Net proceeds from disposition of Graphium Biosciences	100	-
Cash paid for acquisition of land	-	(976,858)
Net cash provided by (used in) investing activities	430,100	(7,146,525)

Cash flows from financing activities:
Issuance of shares for cash	1,000,000	1,410,000
Proceeds from notes issued in acquisition of Collins Building	-	4,035,250
Proceeds from long-term debt	-	383,202
Repayment of long-term debt	(1,202,944)	(1,072,729)
Proceeds from (repayment of) line of credit	(300,000)	1,900,000
Net cash provided by (used in) financing activities	(502,944)	6,655,723

Net increase (decrease) in cash and cash equivalents	(1,932,214)	583,917

Cash and cash equivalents - beginning of period	2,176,800	442,369
Cash and cash equivalents - end of period	$244,586	$1,026,286

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$43,303	$244,101

Supplemental schedule of Non-Cash Investing and Financing Activities:
Debt forgiveness related to Collins Building asset disposal	$2,940,836	$-

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation and water restoration services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve the water quality in rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. From May 2022 to June 2024, Range Natural engaged subcontractors who controlled and were responsible for mining and selling coal to third-party customers incidental to the reclamation and repurposing of mine sites.

In August 2023, the Company acquired Collins Building & Contracting, Inc., a West Virginia corporation (“Collins Building”), an environmental services business primarily focusing on the reclamation of abandoned mine land sites in West Virginia, as described in more detail in Note 3.

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

In August 2024, the Company sold substantially all of the assets of Collins Building to the previous shareholder of Collins Building in exchange for the cancellation of all remaining debt owed to the previous shareholder, as described in more detail in Note 2.

In September 2024, the Company sold Graphium and all of its drug development assets. The Company is no longer in the cannabinoid drug development business, as described in more detail in Note 2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2024, the Company incurred a net loss of $7,359,859 and $1,859,370 of cash was used by the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, collecting outstanding accounts receivable, and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of September 30, 2024, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $244,568 and expected revenues to be generated by the Range Reclamation Entities. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CLV Azurite Land LLC, Collins Building & Contracting, Inc., Graphium Biosciences, Inc. (sold in September 2024), Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Security, LLC, Range Security Resources, LLC, Range Water, LLC, Terra Preta, LLC, Aether Credit Ventures, Inc. (dissolved in November 2023), Pristine Stream Ventures, Inc. (dissolved in November 2023), NextGen AgriTech, Inc. (dissolved in November 2023), and Daedalus Ecosciences, Inc. (merged into Range Impact, Inc. in December 2022), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

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

Discontinued Operations

During the third quarter of 2024, the Company sold its wholly-owned subsidiary Graphium Biosciences, Inc. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net loss in the Consolidated Statements of Operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts.

Refer to Note 2 for additional discussion of discontinued operations and disposition of assets. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

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

The Company recognizes a portion of its revenue from contracts for financial reporting purposes over time. Progress toward completion of the Company’s contracts is measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change significantly over the course of the contract’s performance.

Revenue earned over time compared to a point in time is as follows for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Earned over time	$13,572	$-
Point in time	2,158,083	5,455,633
Total revenue	2,171,655	5,455,633

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Earned over time	$2,063,407	$-
Point in time	6,367,879	12,468,787
Total revenue	8,431,286	12,468,787

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $209,656 at September 30, 2024 and $2,100,255 as of December 31, 2023. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of September 30, 2024 or December 31, 2023 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the nine months ended September 30, 2024 or the nine months ended September 30, 2023. Accounts receivable, including contract receivables, were $4,133,776 and $7,185,411 at September 30, 2024 and December 31, 2023, respectively. No credit loss expense was accrued in either the nine months ended September 30, 2024 or the nine months ended September 30, 2023 and there is no allowance for doubtful accounts as of September 30, 2024 or December 31, 2023.

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

Details of contract assets arising from reclamation contracts in process as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Costs incurred on contracts in progress	$2,208,920	$425,634
Estimated earnings	620,649	340,528
Revenue earned on contracts in progress	2,829,569	766,162
Less: Billings to date	(2,132,530)	(518,852)
Total contract assets	$697,039	$247,310

Inventory

On May 1, 2024, Range Natural Resources, Inc. (“Range Natural”) contracted with a mining contractor (the “Contractor”) at the Fola mining site in West Virginia. Contractor subcontracted the mining work to a subcontractor (“Subcontractor”). As of June 30, 2024, Contractor failed to perform. On June 30, 2024, Range Natural agreed to assume the liability of $725,429 due from the Contractor to the Subcontractor in exchange for the ownership of the coal that had been mined by the Subcontractor. The inventory value of $725,429 at June 30, 2024 was the cost of the inventory to the Contractor. During the quarter ended September 30, 2024, that inventory was sold in the normal course and no inventory remains as of September 30, 2024.

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	September 30, 2024	December 31, 2023

Equipment	$6,294,100	$13,835,929
Land	1,008,897	1,563,797
Buildings	-	199,500

Accumulated depreciation	(2,717,762)	(2,297,324)
Net book value	4,585,235	13,301,902
Depreciation expense	$1,594,152	$1,781,573

See Note 2 for more details on the change in buildings, property and equipment.

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

The Company performed its quarterly impairment test for goodwill on September 30, 2024. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. The qualitative analysis indicated that a quantitative impairment test was not necessary.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of September 30, 2024, the Company had no material lease commitments for longer than one year.

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

	September 30, 2024	December 31, 2023
Options	11,599,210	11,392,544
Warrants	3,166,667	3,313,335
Total	14,765,877	14,705,879

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts receivable, accounts payable , line of credit and long-term debt. The carrying amounts reported in the balance sheets for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Segments

As of September 30, 2024, the Company has five operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land. Previously, beginning in October 2021, the Company began operating under two segments: (A) the Drug Development segment, which reports the operating results of the Company’s broad portfolio of glycosylated cannabinoid prodrugs operating under the name Graphium Biosciences, and (B) the Range Reclaim segment, which reports the operating results of our land reclamation, water restoration and incidental coal mining services to customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023. Beginning in January 2024, Range Minerals, which was previously reported within the Range Reclaim operating business segment, was separately reported as its own operating business segment focused on coal mining, using subcontractors, and related reclamation activities, and the Drug Development segment was renamed Graphium Biosciences. Graphium Biosciences was sold in September 2024 and therefore the drug development business segment named Graphium Biosciences is no longer reported as an operating business segment of the Company.

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

2. DISPOSALS AND DISCONTINUED OPERATIONS

On August 22, 2024, substantially all assets of Collins Building were sold to its previous owner in exchange for the cancellation of all remaining debt owed by the Company to the previous owner arising from the Company’s acquisition of Collins Building in August 2023. Any projects related to Collins Building will be completed either by subcontractors or with equipment and resources of Range Environmental. The Company recognized a net loss on the Collins Building sale of $3,043,799. This sale did not constitute a discontinued operation as the Company has ongoing business and is still operating with active contracts and completion of work in progress. Only certain assets were sold and debts forgiven.

On September 30, 2024, the Company sold all of its common stock of Graphium Biosciences to a newly-formed entity, Placer Biosciences, Inc. (“Placer”) owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $.01 par value per share and cash proceeds of $100, with the cash proceeds reflected within “Net proceeds from disposition of Graphium Biosciences” in the investing activities of the Consolidated Statements of Cash Flows, and recognized a gain on sale of $100, included within “Loss from discontinued operations” on the Consolidated Statements of Operations. The warrant to purchase Placer’s shares expires September 30, 2034.

During the quarter ended September 30, 2024, Range Environmental suffered a casualty loss on a piece of equipment. Insurance proceeds of $160,000 were received for this loss. In addition, several pieces of equipment no longer needed for current or foreseeable operations were sold for a net price of $270,000. The proceeds from these transactions are shown within “Cash flows from investing activities” and the losses from these transactions are shown within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows.

During the quarter ended September 30, 2024, the biochar ovens owned by our wholly-owned subsidiary, Terra Preta, LLC, were dismantled since they were no longer being used for small batch biochar production. The resulting loss is included within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows.

Assets and Liabilities of Discontinued Operations

As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. At September 30, 2024 and December 31, 2023, these balances consisted of current and long-term assets.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current and long-term assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	September 30, 2024 (unaudited)	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$-	$219
Current assets of discontinued operations	$-	$219

Long-term Assets
Long term assets of discontinued operations	$-	$8,534

Loss from Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2024 and three and nine months September 30, 2023 consists of results from Graphium Biosciences operations.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating expenses:
Research and development	177,015	140,840	465,933	354,461
Total operating expenses	177,015	140,840	465,933	354,461

Loss from discontinued operations	(177,015)	(140,840)	(465,933)	(354,461)

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

As discussed in Note 2, on August 22, 2024, almost all of the equipment, as well as the land and buildings acquired on August 31, 2023, were sold to the previous owner of Collins Building in consideration of the full and complete cancellation of the First Promissory Note and the Second Promissory Note.

Collins Building’s operations contributed revenues of $0 and net loss of $8,136 to the Company’s consolidated revenues and net operating loss for the three months ended September 30, 2024. For the nine months ended September 30, 2024, Collins Building’s operations contributed no revenue and a net operating loss of $552,972. The losses stem primarily from depreciation of equipment and buildings purchased as part of the Collins Building acquisition. Collins Building contributed no revenue to the Company’s consolidated revenues for the three months and nine months ended September 30, 2023. The Company recorded the revenue generated from reclamation services on abandoned mine land, which was historically the core business of Collins Building, as revenue of Range Environmental. A gain on bargain purchase of $1,875,150 offset by $88,271 of depreciation expense was recorded for Collins Building for the three and nine months ended September 30, 2023.

4. GOODWILL

Goodwill is $751,421 at September 30, 2024 and at December 31, 2023. The goodwill as of both dates represents the value of the Range Reclamation Entities’ employee relations. Goodwill by reportable segment is as follows:

	September 30, 2024	December 31, 2023
Environmental Services:
Beginning Balance	$751,421	$751,421
Acquisitions	-	-
Adjustments	-	-
Ending Balance	$751,421	$751,421

5. STOCK OPTIONS

Stock options issued during the three months ended September 30, 2024 and the three months ended September 30, 2023

No stock options were granted to directors, advisors, and employees during the three months ended September 30, 2024.

During the three months ended September 30, 2023, the Company granted options to an outside advisor to purchase 100,000 shares of the Company’s common stock with exercise prices of $0.1337 per share that expire five years from the date of grant. Options to purchase all 100,000 shares vested upon grant. The fair value of that option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 273.24%, (ii) discount rate of 4.27%, (iii) zero expected dividend yield, and (iv) expected life of 5 years, which is the term of the options. The total fair value of the option grants at their grant dates was approximately $13,340 which was allocated to general and administrative expenses for the three months ended September 30, 2023.

During the three months ended September 30, 2024, the Company recorded $4,490 in stock-based compensation expense. During the three months ended September 30, 2023, total stock-based compensation expense related to vested stock options was $17,830. At September 30, 2024, there was $56,480 of unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the nine months ended September 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2023	11,392,544	$0.47
Granted	250,000	0.38
Exchanged	-	-
Exercised	-	-
Expired	(43,334)	3.63
Forfeited	-	-
Balance outstanding at September 30, 2024	11,599,210	$0.45
Balance exercisable at September 30, 2024	11,374,210	$0.45

At September 30, 2024, the 11,599,210 outstanding stock options had $677,480 of intrinsic value.

A summary of the Company’s stock options outstanding as of September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, September 30, 2024	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	8,334	$3.30 - 3.50	$3.30 - 3.50
	11,599,210

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, September 30, 2024	100,000	$0.1337	$0.1337
	2,950,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	125,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	8,334	$3.30 - 3.50	$3.30 - 3.50
	11,374,210

6. WARRANTS

A summary of warrants to purchase common stock issued during the nine months ended September 30, 2024 is as follows:

	Shares	Weighted Average Exercise Price
Balance outstanding and exercisable at December 31, 2023	3,313,335	$0.66
Granted	-	-
Exercised	-	-
Expired	(146,668)	3.00
Balance outstanding and exercisable at September 30, 2024	3,166,667	$0.56

At September 30, 2024, the 3,166,667 outstanding stock warrants had no intrinsic value.

7. NOTES PAYABLE

The Company had no notes payable outstanding as of September 30, 2024, or December 31, 2023.

8. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit, as amended, has a maturity date of November 30, 2024, and bears interest at one percent (1%) above the bank’s prime rate (prime rate plus one percent margin equaled 9.00% at September 30, 2024). The Company is currently in discussions to extend the maturity date. As of September 30, 2024, the balance due under the line of credit was $1,000,000. As of December 31, 2023, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000 pursuant to which principal and accrued interest payments are required in March, June, September and December 2024. The loan has a maturity date of December 31, 2024, and bears interest at the bank’s prime rate (prime rate equaled 8.00% at September 30, 2024). The Company is currently in discussions to extend the maturity date. As of September 30, 2024, the balance due under the loan was $1,100,000. As of December 31, 2023, the balance due under the loan was $1,400,000.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral.

Interest rates on the equipment financings range from 3.69% to 9.95% for 2024 and mature between 2025 through 2029.

A summary of payments due under the long-term debt by year is as follows:

	Equipment Financing	Collins Promissory Notes

2024 – due between October 1, 2024 and September 30, 2025	$1,458,215	$-
2025 – due between October 1, 2025 and September 30, 2026	802,723	-
2026 – due between October 1, 2026 and September 30, 2027	789,266	-
2027 – due between October 1, 2027 and September 30, 2028	583,844	-
2028 and later – due on October 1, 2028 and thereafter	227,991	-
Total long-term debt	$3,862,039	$-

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers constituted 31% and 75% of total sales for the three months ended September 30, 2024 and the nine months ended September 30, 2024, respectively. Sales to the Company’s largest customer were 95% and 93% of total sales for the three months ended September 30, 2023 and the nine months ended September 30, 2023, respectively.

Accounts receivable from the same customers were 92% of total accounts receivable as of September 30, 2024 and 70% as of December 31, 2023.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings Per Share - Basic
Net (loss)/income	$(4,920,338)	$3,404,175	$(7,359,859)	$3,214,077
Weighted average shares of common stock outstanding - Basic	103,148,561	83,531,308	102,442,788	80,742,455
Earnings Per Share - Basic	$(0.05)	$0.04	$(0.07)	$0.04

Earnings Per Share - Diluted
Weighted average shares of common stock outstanding - Basic	103,148,561	83,531,308	102,442,788	80,742,455
Weighted average shares of common stock - Diluted	103,148,561	83,531,308	102,442,788	80,742,455
Earnings Per Share - Diluted	$(0.05)	$0.04	$(0.07)	$0.04

12. COMMITMENTS AND CONTINGENCIES

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

13. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has five reportable segments that are based on the following business units: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land. As described in Note 2, the Company’s Graphium Biosciences segment was reported as discontinued operations during the third quarter of 2024. As such, results of this segment are excluded from the table below, which only reflects continuing operations for all periods presented. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in (i) economic characteristics, (ii) nature of products and services, and (iii) procurement, manufacturing and distribution processes.

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

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the Three Months Ended September 30, 2024
	Range Reclaim	Range Minerals	Range Water	Range Security	Range Land	Corporate	Total

Sales	$723,932	$1,295,848	$-	151,875	$-	$-	$2,171,655
Gross profit	(865,643)	392,453	-	80,262	-	-	(392,928)
Net income (loss)	(4,964,461)	331,899	3,364	68,167	-	(182,292)	(4,743,323)

Total assets	5,317,911	3,055,640	-	302,374	1,008,897	757,210	10,442,032
Depreciation	314,389	-	-	2,891	-	-	317,280
Interest expense	131,827	-	-	-	-	23,577	155,404
Tax expense	-		-	-	-	2,955	2,955
Capital expenditures for long-lived assets	$-		$-	-	$-	$-	$-

	For the Three Months Ended September 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Corporate	Total

Sales	$5,299,415	$-	$156,218	$-	$-	$5,455,633
Gross profit	2,784,912	-	72,854	-	-	2,857,766
Net income (loss)	4,048,527	(15,376)	50,555	-	(538,691)	3,545,015

Total assets	17,227,868	14,498	136,835	1,009,988	443,441	18,832,630
Depreciation	370,404	640	2,891	-	-	373,935
Interest expense	93,933	-	-	-	41,534	135,467
Tax expense	-	-	-	-	-	-
Capital expenditures for long-lived assets	$349,898	$-	$-	$976,858	$-	$1,326,756

	For the Nine Months Ended September 30, 2024
	Range Reclaim	Range Minerals		Range Water	Range Security	Range Land	Corporate	Total
Sales	$4,280,872		$3,416,081	$-	$734,333	$-	$-	$8,431,286
Gross profit	(1,698,174)		750,107	-	425,064	-	-	(523,003)
Net income (loss)	(6,590,761)		484,354	(35,372)	357,709	-	(1,109,856)	(6,893,926)

Total assets	5,317,911		3,055,640	-	302,374	1,008,897	757,210	10,442,032
Depreciation	1,584,200		-	1,279	8,673	-	-	1,594,152
Interest expense	286,000		-	-	-	-	210,322	496,322
Tax expense	-			-	-	-	59,555	59,555
Capital expenditures for long-lived assets	$-	$		$-	$-	$-	$-	$-

	For the Nine Months Ended September 30, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Corporate	Total

Sales	$12,170,394	$-	$298,393	$-	$-	$12,468,787
Gross profit	4,213,178	-	138,691	-	-	4,351,869
Net income (loss)	4,669,092	(53,656)	71,000	-	(1,117,898)	3,568,538

Total assets	17,227,868	14,498	136,835	1,009,988	443,441	18,832,630
Depreciation	1,061,569	1,066	7,210	-	-	1,069,845
Interest expense	199,744	-	224	-	44,133	244,101
Tax expense	-	-	-	-	-	-
Capital expenditures for long-lived assets	$1,066,389	$15,350	$52,674	$976,858	$-	$2,111,271

14. SUBSEQUENT EVENTS

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

Our corporate headquarters is located in Cleveland, Ohio with an additional office location in Fola, West Virginia. As of November 13, 2024, we employed 24 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Operating Business Segments

Our five operating business segments are: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land.

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

Range Environmental currently provides reclamation and water treatment services to one customer at one large mining complex located in Fola, West Virginia (the “Fola Mine”). Range Environmental employs 15 full-time workers and owns over 50 pieces of equipment, trucks and accessories that are used in its business operations. Occasionally, Range Environmental will also rent or lease specific pieces of equipment for certain tasks. Range Environmental operates in a highly-competitive market environment with high price sensitivity of customers and inflationary pressures on labor, material and supply costs, therefore operating efficiency and asset utilization are key drivers of profitability and performance. Range Environmental uses minimal raw materials in connection with its reclamation services at the Fola Mine, other than grass seed, trees, water treatment solutions and other related reclamation and water treatment supplies, which are reimbursed by its customer. Range Environmental does not own any intellectual property and does not require any government approvals to provide reclamation services at the Fola Mine, other than standard business licenses and safety training for workers.

In August 2023, the Company acquired Collins Building & Contracting, Inc. (“Collins Building”), a West Virginia-based environmental services business focused on performing reclamation services on AML sites throughout West Virginia. After the acquisition, the Company used Range Environmental employees to perform reclamation services on AML sites using Range Environmental equipment and Collins Building equipment. The Company subsequently determined that AML reclamation work was more administratively and operationally challenging than anticipated, and that the Company was devoting a disproportionate amount of time, capital and human resources allocated to these AML projects, particularly when compared to alternative opportunities in the marketplace. In August 2024, the Company sold substantially all of the assets of Collins Building back to its previous owner in exchange for discharge of the outstanding indebtedness incurred in connection with the August 2023 acquisition. The Company completed its final AML jobs in early November 2024, and subcontracted its remaining three active AML jobs to the previous owner of Collins Building as part of the August 2024 transaction. As of the date of this filing, the Company is no longer involved in the AML reclamation business. Collins Building, along with Range Environmental, are classified within the Range Reclaim operating business segment.

Range Minerals

In May 2022, the Company acquired Range Natural Resources, Inc., a West Virginia corporation (“Range Natural”). Range Natural provided mining and reclamation services using six of its own employees and two third-party mining subcontractors for its one customer at the Fola Mine until December 2023. Range Natural operates in a highly-competitive market environment with high price sensitivity of customers and inflationary pressures on labor, material and supply costs, therefore operating efficiency and asset utilization are key drivers of profitability and performance. Range Natural uses minimal raw materials in connection with its mining and reclamation services at the Fola Mine, other than grass seed and other related reclamation supplies, which are reimbursed by its customer. Range Natural does not own any intellectual property and does not require any government approvals to provide mining and reclamation services at the Fola Mine, other than standard business licenses, mining operator permits, and safety training for workers. Range Natural billed its sole customer using a “rates and hours” method for its own employees and a “cost plus margin” method for its subcontractors. Range Natural employees used Range Natural equipment and Range Natural subcontractors used their own equipment in performing the mining and reclamation services. In December 2023, all of the Range Natural employees were terminated and the mining equipment subsequently sold since Range Natural was no longer directly providing mining and reclamation services at the Fola Mine. Beginning in January 2024, Range Natural had no employees, equipment or operations, other than contracts with third-party subcontractors.

In January 2024, the Company separated Range Natural’s results from the “Range Reclaim” reporting segment and included Range Natural’s results in a separate “Range Minerals” reporting segment. The Company believes reporting the results of Range Minerals separately from Range Reclaim will provide better insight and transparency into the overall operational performance of both operating business segments.

From January 2024 to May 2024, Range Natural engaged two subcontractors to perform mining and reclamation services for its one customer at the Fola Mine. Range Natural was responsible for paying both subcontractors on a bi-monthly basis and then charged its customer using a “cost plus margin” method.

On May 2024, Range Natural engaged a primary contractor to fund the bi-monthly payments due to the same two subcontractors performing mining and reclamation services for its one customer at the Fola Mine. As of June 30, 2024, the primary contractor failed to perform and therefore the contract was terminated.

On June 30, 2024, as part of the contract termination, Range Natural agreed to assume the liability due to the subcontractors in exchange for the ownership of the coal that had been mined by the subcontractor, and all contractual relationships with third-party contractors and subcontractors were terminated. In August 2024, Range Natural sold all of the coal that it had acquired as part of the contract termination and subsequently paid in full all amounts due to the subcontractors. Range Natural currently has no, and has no future plans to have any, employees, equipment, contractual relationships, or operations, and therefore intends to discontinue the Range Minerals operating business segment beginning in 2025.

Range Water

Terra Preta, LLC, an Ohio limited liability company (“Terra Preta”), is a biochar product development and environmental solutions business started by the Company in December 2022. Terra Preta is developing a novel and innovative combination of biochar, proprietary materials and structural designs intended to create several first-of-its-kind agricultural and water filtration products and solutions. Terra Preta’s research and development efforts have been put on hold until the Company has raised additional capital to fund the advancement of its biochar-based agricultural and water filtration products.

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

Greenhouse gases, comprised of carbon dioxide, methane, nitrous oxide and fluorinated gases, are gases that trap heat in the atmosphere, and are generally believed to result in warmer temperatures and climate change, including changing weather patterns, rising sea levels, and more extreme weather events. Carbon dioxide enters the atmosphere through, among other things, the burning of fossil fuels, solid waste and other biomass materials, and is removed from the atmosphere when absorbed by plants during the photosynthesis process. Terra Preta would seek to lease or acquire former mine land for the planting, growth and harvesting of crops to serve as the primary feedstock for our biochar production operations. The newly planted crops would then act as a “carbon sink”, drawing substantial amounts of carbon dioxide from the atmosphere into the plants through the photosynthesis process. When the plants are harvested, biochar is produced through the carbonization pyrolysis process and the captured carbon dioxide is permanently preserved as carbon in the biochar product for use in water treatment and agricultural end uses.

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

Sustainable agriculture plays a critical role in the stability, growth, and diversification of our future food supply chain and the growth of plants intended to serve as a carbon sink to reduce greenhouse gases. High-quality soil, a key condition for sustainable agriculture, requires organic matter, microorganisms, nutrients, and optimal compaction. Subsoils with a sufficient number of air-filled pores have little restriction to drainage and aeration, and typically are able to decompose and cycle organic matter and nutrients more efficiently. Alternatively, soil with poor aeration leads to the build-up of carbon dioxide, reduces the ability of plants to absorb water and nutrients, and leads to increased plant stress and root disease. To help address the ill effects of soil compaction, Terra Preta plans to develop a proprietary, fortified biochar soil amendment that provides unique soil structuring characteristics that will allow plants to grow strong roots that optimize the absorption of water and nutrients, thereby reducing root stress and disease.

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications. In March 2023, Terra Preta filed provisional patents related to novel and innovative agricultural and water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens with the capacity to produce one ton of biochar per day to advance our research and development activities. In July 2024, the biochar ovens were dismantled since they were no longer being used for small batch biochar production. We are currently evaluating the purchase of a large continuous-process pyrolysis oven to increase the scale of our biochar production to commercial levels once adequate funding is secured to advance this initiative.

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

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. As of November 13, 2024, Range Security employed 8 security professionals, and is focusing its recruitment efforts on military veterans, police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business to additional mine sites, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next generation industry opportunities.

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

Results of Operations

Three Months Ended September 30, 2024 and September 30, 2023

The Company’s revenue for the three months ended September 30, 2024 was $2,171,655, its gross loss was $392,928 and net loss from continuing operations was $4,743,323. The Company’s revenue for the three months ended September 30, 2023 was $5,455,633, its gross profit was $2,857,766 and net income from continuing operations was $3,545,015. The $3,283,978 reduction in quarterly revenue was due to a $3,279,635 reduction in revenue from the Range Reclaim and Range Minerals business segments. A significant portion of that reduction is attributable to a one-time project that contributed $2,355,000 of revenue to Range Reclaim in the quarter ended September 30, 2023. Range Minerals’ revenue for the quarter ended September 30, 2024 was lower by $984,790 due the termination of its subcontractor mining arrangement on June 30, 2024, with the only sales in the Range Minerals segment related to the sale of coal inventory that was acquired as part of a settlement with its mining subcontractor on June 30, 2024. Range Security revenue was lower by $4,343 due to a slight variation in hours worked in the quarter during September 30, 2024.

For the three months ended September 30, 2024, general and administrative expenses were $473,942 compared to $1,057,055 incurred for the three months ended September 30, 2023. This $583,113 decrease in general and administrative expenses is primarily due to reduced employees, consultants, and legal fees related to the Range Reclaim and Range Minerals business segments.

For the three months ended September 30, 2024, the Company incurred net other expenses in the amount of $3,873,498 compared to net other income of $1,744,304 for the three months ended September 30, 2023. The loss in the quarter ended September 30, 2024 is primarily attributable to the $3,043,799 loss on the sale of the Collins Building assets, and the $707,881 loss on other asset disposals. The net other income for the three months ended September 30, 2023, is primarily the result of the $1,875,150 gain on the bargain purchase recognized when the Collins Building acquisition was closed in August 2023. State income tax expense for the quarter ended September 30, 2024 was $2,955. There was no state tax expense incurred during the three months ended September 30, 2023.

The net loss during the three months ended September 30, 2024 was $4,920,338 compared to net income of $3,404,175 for the three months ended September 30, 2023. This $8,324,513 decrease in net income was due primarily to a decrease in revenues of $3,283,978, the $3,043,799 loss on the sale of the Collins Building assets, the $707,881 loss on other asset disposals, and the $1,875,150 gain on bargain purchase recognized when the Collins Building acquisition was closed in August 2023 offset by lower operating expenses of $583,113.

Nine Months Ended September 30, 2024 and September 30, 2023

The Company’s revenue for the nine months ended September 30, 2024 was $8,431,286, its gross loss was $523,003 and net loss was $7,359,859. The Company’s revenue for the nine months ended September 30, 2023 was $12,468,787, its gross profit was $4,351,869 and net profit was $3,214,077. The $4,037,501 reduction in revenue for the nine months ended September 30, 2024 was related to a $4,473,440 reduction in revenue from the Range Reclaim and Range Minerals business segments primarily due to a failure of performance by a mining subcontractor and termination of that subcontractor arrangement on June 30, 2024, which decline was partially offset by a $435,940 increase in revenue from the Range Security business segment primarily due to its growth with its first customer and the performance of a new security services contract at a second mine site for the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, general and administrative expenses were $2,115,542 compared to $2,419,001 incurred for the nine months ended September 30, 2023. This $303,459 decrease in general and administrative expenses are primarily due to reduced employees, consultants, and legal fees of the Range Reclaim and Range Minerals business segments.

For the nine months ended September 30, 2024, the Company incurred net other expenses in the amount of $4,195,826 compared to net other income of $1,635,670 for the nine months ended September 30, 2023. This $5,831,496 increase was primarily attributable to $3,043,799 loss on sale of the Collins Building assets, loss on sale of other asset dispositions of $707,881, the one-time gain of $1,875,150 recognized in September 30, 2023 for the bargain purchase of the Collins Building acquisition, as well as increased interest expense of $252,221 offset by miscellaneous income of $47,555 for the nine months ended September 30, 2024.

The net loss during the nine months ended September 30, 2024 was $7,359,859 compared to a net profit of $3,214,077 for the nine months ended September 30, 2023. This $10,573,936 decrease in net income was due primarily to (i) a decrease in revenues of $4,037,501, (ii) the $3,043,799 loss on the sale of the Collins Building assets, and the $707,881 loss on other asset disposals, (iii) the $1,875,150 gain on the bargain purchase recognized when the Collins Building acquisition was closed in August 2023, (iv) the increase in state income tax of $59,555, and (v) increased costs from discontinued operations of $111,472 offset by lower operating expenses of $303,459.

Liquidity and Capital Resources

As of September 30, 2024, the Company had total current assets of $5,105,376, comprised of: (i) cash of $244,586; (ii) accounts receivable of $4,133,776; (iii) contract assets of $697,039; and (iv) prepaid expenses of $29,975. As of September 30, 2024, the Company had total current liabilities of $4,770,069, comprised of: (v) outstanding amounts on the lines of credit of $2,100,000; (x) accounts payable of $1,099,753; (y) accrued expenses of $112,101, and (z) the current portion of long-term debt of $1,458,215. As a result, as of September 30, 2024, the Company had working capital of $335,307. As of December 31, 2023, the Company had working capital of $753,756. This $418,449 decrease in working capital is the result of lower sales in the amount of $4,037,501 during the nine months ended September 30, 2024, which has resulted in a reduction of current assets of $4,619,469, and a similar reduction in current liabilities of $4,201,020.

As of September 30, 2024, the Company had long-term assets of $5,336,656, comprised of: (i) net equipment assets of $3,576,338; (ii) land of $1,008,897; and (iii) goodwill of $751,421. As of September 30, 2024, the Company had long-term liabilities of $2,403,824, entirely comprised of long-term debt, net of current portion. As of December 31, 2023, the Company had long-term assets of $14,063,299, comprised of: (v) net equipment assets of $11,549,689; (w) land of $1,563,797; (x) building of $188,416; (y) goodwill of $751,421; and (z) deposits of $9,976. As of December 31, 2023, the Company had long-term liabilities of $5,250,027, entirely comprised of long-term debt, net of current portion.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future, collecting outstanding accounts receivable, and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of September 30, 2024, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $244,586 and revenues being generated by the Range Reclamation Entities. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Our estimated total expenditures for the 12-month period ending September 30, 2025 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Used in Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $1,859,370, compared to net cash provided by operating activities of $1,074,719 for the nine months ended September 30, 2023. This $2,934,089 decrease was primarily due to: (a) $10,573,936 increase in net loss that was primarily driven by reduced gross profit of $5,161,245 in our Range Reclaim and Range Minerals business segments and increase in other expenses of $5,891,051, which was offset by (b) $6,158,257 of non-cash adjustments that was primarily comprised of $3,751,680 non-cash loss on the sale of assets that had been purchased to support the Range Reclaim and Range Minerals business segments, the elimination of the $1,875,150 non-cash gain on bargain purchase, and higher non-cash depreciation expense of $524,307 due to the Company’s larger investment in equipment, and (c) $1,481,590 increase in cash generated from changes in the Company’s working capital.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $430,100, compared to net cash used in investing activities of $7,146,525 for the nine months ended September 30, 2023. Net cash provided by investing activities for the nine months ended September 30, 2024 consisted of $270,000 from the disposition of assets no longer used in the business, $160,000 from a casualty loss from a destroyed piece of equipment, and $100 from the disposition of the Graphium Biosciences business segment. Net cash used in investing activities for the nine months ended September 30, 2023 consisted of land, equipment purchases and capital expenditures. Based on the Company’s current corporate strategy, no additional equipment purchases are required to execute its near-term strategic plan; however, if additional equipment is required in the future, the Company anticipates securing such equipment through third-party equipment leases or equipment financings. Future capital expenditures required to maintain the Company’s existing equipment are anticipated to be funded with cash on hand.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2024, the most significant items affecting the comparison of our cash flows (used in) provided by financing activities for the nine months ended September 30, 2024 and 2023 are summarized below:

●	During the nine months ended September 30, 2024, the Company received aggregate proceeds of $1,000,000 from the sale of our common stock in a privately-negotiated transaction.
●	During the nine months ended September 30, 2023, the Company received aggregate proceeds of $1,410,000 from the sale of our common stock in privately-negotiated transactions.
●	During the nine months ended September 30, 2024, the Company repaid $1,502,944 of our indebtedness.
●	During the nine months ended September 30, 2023, the Company received proceeds of $4,035,250 from long-term debt issued in connection with the acquisition of Collins Building, $383,202 from the issuance of long-term debt and $1,900,000 from a line of credit, offset by the repayment of long-term debt of $1,072,729.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, under “Risk Factors” in our most recent Annual Report on Form 10-K/A filed with the SEC on August 8, 2024, as amended, or in any updates in our Quarterly Reports on Form 10-Q, together with all of the other information appearing in or incorporated by reference into this prospectus, before deciding whether to purchase any of the Common Stock being offered in this prospectus. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The occurrence of any of these risks might cause you to lose all or part of your investment in the offered securities.

The risks described in the documents incorporated by reference in this prospectus are not the only ones we face. Additional risks not presently known or that we currently deem immaterial could also materially and adversely affect us. You should consult your own financial and legal advisors as to the risks entailed by an investment in our Shares and the suitability of investing in our shares in light of your particular circumstances. If any of the risks contained in or incorporated by reference in this prospectus develop into actual events, our assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, long-term performance goals, prospects, or results of operations could be materially and adversely affected, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Some statements in this prospectus, including such statements in the following risk factors, constitute forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

The Company may not be able to continue as a going concern.

During the nine months ended September 30, 2024, the Company incurred a net loss of $7,359,859, and $1,859,370 of cash was used by the Company’s operating activities. The Company estimates that it may not have sufficient funds to operate its business for 12 months given its cash balance, as of November 1, 2024, of approximately $334,800 and revenues being generated by the Range Reclamation Entities. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders or through the sale of its securities or through development of its operations. Due to these and other factors, there is substantial doubt of the Company’s ability to continue as a going concern.

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

As of November 13, 2024, we had 24 full-time employees. Attracting and retaining personnel will be critical to our success. We may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

We currently have one customer in West Virginia that accounts for all of our land reclamation and water treatment business. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our common stock is quoted on the OTCQB trading and the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to the Company, including general market conditions. An active market for our common stock may never develop, in which case it could be difficult for stockholders to sell their common stock. The market price of our common stock could continue to fluctuate substantially.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of November 1, 2024, 104,727,189 shares were outstanding and 18,855,879 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of November 1, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 53.8% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

37

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures:

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-Q pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

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

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2024

By:	/s/ Patricia Missal
Patricia Missal
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 14, 2024

39

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith

40