Form 10-K
period 2024-12-31
RANGE IMPACT, INC.
filed 2025-03-31
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $19,824,116, based on the closing price of $0.37 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 28, 2025, there were 108,616,078 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

Unless the context requires otherwise, “Range,” the “Company,” “RNGE,” “we,” “us,” and “our,” refer to Range Impact, Inc. and its subsidiaries.

PART I

Item 1. Business

Our Company History

We are a Nevada corporation, initially formed in June 2007 under the name “Legend Mining Inc.” for the purpose of engaging in mineral property exploration. The Company, however, was unable to keep its sole mineral claim in good standing due to insufficient funding, and its interest in that property terminated. Whereupon, in October 2011, the Company completed a merger with its wholly-owned subsidiary, Stevia First Corp., whereby the Company changed its name from “Legend Mining Inc.” to “Stevia First Corp.” and began focusing its business on the cultivation and harvest of stevia leaf and development of stevia products. As an outgrowth of its stevia leaf research, the Company commenced researching the development of cannabinoid pharmaceutical candidates known as cannabosides principally for the treatment of serious neurological and inflammatory disorders, a research activity we continued until the sale of our Graphium subsidiary. See Note 2 for more details. In July 2016, our Board of Directors and shareholders approved a corporate name change from “Stevia First Corp.” to “Vitality Biopharma, Inc.” and in October 2021, as part of a rebranding effort, we completed a merger with a newly-formed wholly-owned subsidiary, Malachite Innovations, Inc., pursuant to which we changed our corporate name from “Vitality Biopharma, Inc.” to “Malachite Innovations, Inc.” and expanded our business to include impact investing with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. This business is the sole source of our revenues. In December 2023, the Company completed a statutory merger under Delaware law into Range Impact, Inc., a newly-formed wholly-owned subsidiary, and adopted the corporate name of “Range Impact Inc.” to create consist branding throughout the entire Company as a result of the two acquisitions described in the following paragraph.

In May 2022, we acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural” and together with Range Environmental, the “Range Reclamation Entities”). The Range Reclamation Entities provide land reclamation and water restoration services to mining and non-mining customers throughout the Appalachian region with the goal of returning land to pre-mining conditions or repurposing the land for natural, commercial, agricultural or recreational use. The Range Reclamation Entities’ water restoration services seek to improve the water quality in rivers, streams and discharges through novel and innovative treatment applications to help customers meet their various regulatory standards and requirements. Range Natural is no longer an active operating business, but had previously engaged subcontractors to mine and transport coal on behalf of third-party customers incidental to the reclamation and repurposing of mine sites.

In August 2023, the Company acquired Collins Building & Contracting, Inc., a West Virginia corporation (“Collins Building”), an environmental services business primarily focusing on the reclamation of abandoned mine land sites in West Virginia.

In August 2024, the Company sold substantially all of the assets of Collins Building to its previous owner in exchange for the cancellation of all remaining debt owed to him.

In September 2024, the Company sold all of its drug development assets to a newly-formed entity owned by our former Chief Science Officer and former Chief Financial Officer. The Company is no longer in the cannabinoid drug development business.

Our Business

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

We have a particular interest in providing environmental and social solutions in economically-disadvantaged regions of the United States. Initially, the Company is targeting the Appalachian region, which is home to communities with some of the most disadvantaged income, education and employment demographics in the United States. Our ambitious strategy is to allocate investment capital and build operating businesses that provide positive environmental and social impact in the disadvantaged coal communities of Appalachia.

Our corporate headquarters is located in Cleveland, Ohio, with an additional office location in Fola, West Virginia. As of March 28, 2025, we employed 18 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

We have the following five operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land.

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

Range Environmental currently provides reclamation and water treatment services to one customer at one large mining complex located in Fola, West Virginia (the “Fola Mine”). Range Environmental employs 8 full-time workers and owns over 30 pieces of equipment, trucks and accessories that are used in its business operations. Occasionally, Range Environmental will also rent or lease specific pieces of equipment for certain tasks. Range Environmental operates in a highly-competitive market environment with high price sensitivity of customers and inflationary pressures on labor, material and supply costs, therefore operating efficiency and asset utilization are key drivers of profitability and performance. Range Environmental uses minimal raw materials in connection with its reclamation services at the Fola Mine, other than grass seed, trees, water treatment solutions and other related reclamation and water treatment supplies, which are reimbursed by its customer. Range Environmental does not own any intellectual property and does not require any government approvals to provide reclamation services at the Fola Mine, other than standard business licenses and safety training for workers.

In August 2023, the Company acquired Collins Building & Contracting, Inc. (“Collins Building”), a West Virginia-based environmental services business focused on performing reclamation services on AML sites throughout West Virginia. After the acquisition, the Company used Range Environmental employees to perform reclamation services on AML sites using Range Environmental equipment and Collins Building equipment. The Company subsequently determined that AML reclamation work was more administratively and operationally challenging than anticipated, and that the Company was devoting a disproportionate amount of time, capital and human resources allocated to these AML projects, particularly when compared to alternative opportunities in the marketplace. In August 2024, the Company sold substantially all of the assets of Collins Building back to its previous owner in exchange for the discharge of the outstanding indebtedness then owed by the Company in connection with the August 2023 acquisition. The Company completed its final AML jobs in early November 2024, and subcontracted its remaining three active AML jobs to the previous owner of Collins Building as part of the August 2024 transaction. As of the date of this filing, the Company is no longer engaged in the AML reclamation business but continues with other reclamation activities.

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

Terra Preta has been launched to build a full-cycle, carbon-negative business that reduces greenhouse gases from the atmosphere, passively filters contaminated water without the use of harsh chemicals, and provides a fortified, nutrient-rich soil amendment to improve the growth of agricultural products. Terra Preta would seek to lease or acquire former mine lands for the planting, growth and harvesting of crops to serve as the primary feedstock for our biochar production operations. The newly planted crops would then act as a “carbon sink”, drawing substantial amounts of carbon dioxide from the atmosphere into the plants through the photosynthesis process. When the plants are harvested, biochar is produced through the carbonization pyrolysis process and the captured carbon dioxide is permanently preserved as carbon in the biochar product for use in water treatment and agricultural end uses.

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

In December 2022, Terra Preta filed trademarks for biochar goods and services related to agricultural and water treatment applications. In March 2023, Terra Preta filed provisional patents related to novel and innovative agricultural and   water treatment solutions and designs. Additionally, in March 2023, Terra Preta purchased two pyrolysis ovens that each produce one ton of biochar per day to advance our research and development activities. In July 2024, the biochar ovens owned by Terra Preta were scrapped by the Company since they were no longer being used for small batch biochar production. There were no insurance proceeds received for these losses. We are currently evaluating the purchase of a large continuous-process pyrolysis oven to increase the scale of our biochar production to commercial levels once adequate funding is secured to advance this initiative.

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

Mine sites in the Appalachian region frequently comprise thousands of acres of natural habitat with valuable infrastructure and operating assets disbursed across large tracts of land. However, many of these mine sites lack adequate broadband access or cellular service, and therefore traditional technology-based security solutions are not available. Also, due to the large land areas and often challenging access roads and mountainous terrain, consistent visual confirmation of the safety and security of high value assets is often difficult, and significant amounts of carbon dioxide are emitted from heavy-duty trucks used to perform frequent visual security checks. Furthermore, due to the remoteness and lack of technological options, most security services in the market fail to provide an independent verification of the security status of a mine site and confirmation of visual security checks, resulting in a customer’s uncertainty regarding the actual security services being provided.

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

In March 2023, Range Security was engaged by its first customer for environmental security services covering a 13,000-acre coal mine site in West Virginia. Range Security currently employs 8 security professionals, and is focusing its recruitment efforts on military veterans, former and current police officers, and other professionals with security experience. Range Security has purchased two fuel-efficient utility task vehicles for ground surveillance and a thermal-imaging drone for aerial surveillance, all of which use significantly less fuel and electricity to operate than traditional security vehicles and provide a much broader coverage range with a substantially lower carbon footprint. Range Security is also in the process of establishing satellite-based wireless service to support video surveillance and enable a mobile technology solution used by our security professionals to provide real-time evidence of visual security checks. Range Security plans to expand its security service business onto additional mine sites, with a particular focus on locations with valuable infrastructure being repurposed into non-coal multi-use complexes with attractive job growth prospects and next-generation industry opportunities.

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

According to industry estimates, Appalachia contains approximately one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these troubled mine sites are subject to mining permits and associated reclamation bonds which prevents the land from being repurposed for non-mining uses until the land has been reclaimed and the permits and bonds have been released by the applicable state’s environmental protection department. Water quality is a particularly challenging issue since a permit can only be released if the site has at least 12 consecutive months of compliant water samples without active chemical treatment, which heightens the need for water restoration solutions to help transition former mine land to economically viable non-mining uses.

The Company, through its several operating businesses, has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure the mine site to protect the significant historical investment in infrastructure. In addition to these in-house capabilities, the Company and its operating businesses also possess deep knowledge and expertise in the permit and bond release process, which is a critical step necessary to unlock the underlying value of the former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose in order to improve the land and create non-fossil fuel economic development opportunities for disadvantaged local coal communities.

In September 2023, Range Land, through its wholly-owned subsidiary CLV Azurite Land, LLC, an Ohio limited liability company (“CLV Azurite”), acquired over 1,900 acres of surface interest at an idled mine complex in West Virginia. CLV Azurite is in active discussions with the holder of the permits and bonds associated with the acquired land to ensure that the acquired surface acreage can be repurposed for alternative non-fossil fuel uses. Concurrently, CLV Azurite is in active discussions with two experienced and well-capitalized solar energy developers to convert the former mine land into a large solar energy facility on a majority of the acquired surface acreage, as well as additional acreage for commercial, industrial, recreational and residential development. Under the solar arrangements, CLV Azurite would be the landlord and the solar developer-operator would be the tenant required to pay CLV Azurite a negotiated lease payment on a per acre basis.

Competition

We are focused on a large and growing marketplace for impact investing initiatives, and therefore, anticipate facing competition from a variety of operating businesses and investment funds who are developing similar business plans and operating strategies to satisfy the increasing demands for these types of investments in the marketplace. In many cases, these competitors are larger and better capitalized than the Company.

We compete on the basis of a number of factors, including our geographic focus on Appalachia, access to mission-driven energy-transition capital, access to impact investing opportunities, strategic relationships with reclamation bond insurance companies, recruitment and retention of key personnel, market share with key customers, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Information Systems

Foundation Software, LLC (“Foundation”) serves as the Company’s third-party accounting software provider. Foundation’s software is specifically designed for service companies, particularly those in the construction, contracting and reclamation industries. Foundation’s software offers the Company several enhanced features critical to the successful execution of its shareholder value creation plan, including (i) general ledger accounting, including accounts payable, accounts receivable, inventory and customer billing, (ii) equipment tracking on job sites, maintenance, utilization and depreciation, (iii) employee tracking on job sites, time and materials, utilization, and billing, (iv) job costing and profitability reporting segmented by customers, job types and location, and (v) numerous real-time management dashboard and key performance indicator reports that allow management to closely monitor financial and operational performance and quickly react to business opportunities and issues. Furthermore, Foundation’s software allows the Company to more readily scale operations and efficiently and cost-effectively support the anticipated growth of each of our business lines, thereby reducing the risk that our accounting and management systems become a limiting factor to our growth initiatives.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $9,798,083 and used $1,591,426 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2024, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $167,286 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

During the year ended December 31, 2024, the Company incurred a net loss of $9,798,083, and $1,591,426 of cash was used by the Company’s operating activities. The Company estimates that it may not have sufficient funds to operate its business for 12 months given its cash balance as of December 31, 2024 of approximately $167,286 and revenues being generated by the Company’s operating business segments. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders or through the sale of its securities or through development of its operations. Due to these and other factors, there is substantial doubt of the Company’s ability to continue as a going concern.

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

As of March 27, 2025, we employed 18 full-time employees. Attracting and retaining personnel will be critical to our success. As a small company with an uncertain future, we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

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

Certain of our officers, directors and employees devote substantial portions of their time to businesses of other companies. Our CEO, Michael Cavanaugh, currently serves as Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries, as Managing Partner and Co-Founder of Atlas Resolution Partners LLC, an advisory firm focused on resolving complex private capital fund issues, and as the manager of several non-affiliated investment partnerships, pursuant to which he devotes a significant portion of his time. The commitments of our officers, directors and employees to these other businesses may cause them to devote less time to the Company than would otherwise be the case.

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

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

●	changes in regulatory landscape reducing the demand for, and incentives relating to, alternative energy developments, such as solar energy projects, our land reclamation, water treatment and related environmental services;

●	receiving or maintaining necessary regulatory permits, licenses or approvals;

●	downturns in economic or population growth and development in our service areas, particularly in the coal mining industry and in those agricultural and commercial businesses and real estate developments which benefit from our land reclamation and water treatment services;

●	risks related to planning and commencing new operations, including inaccurate assessment of the demand for alternative energy developments, such as solar projects, our land reclamation, water treatment and related environmental services and products and inability to begin operations as scheduled; and

●	our potential inability to identify suitable acquisition opportunities or to form relationships with coal mining operators or other landowners necessary to form strategic partnerships.

Operating costs, construction costs and costs of providing services may rise faster than revenue.

Our ability to increase the rates at which we provide our land reclamation, water treatment and related environmental services may be limited by a variety of factors. However, our costs are subject to market conditions and other factors, and may increase significantly. The second largest component of our operating costs is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to our revenues and service rate increases and may have a material adverse effect on our financial condition and results of operations.

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

Our customers may seek performance guarantees as to our services. Failure to meet specifications of our customers or our failure to meet our performance guarantees may increase our costs by requiring us to provide additional resources and services, monetary reimbursement to a customer or could otherwise result in liability to our customers. To the extent that we incur substantial performance guarantee claims, our reputation, earnings and ability to obtain future business could be materially adversely affected.

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

Although we maintain general and product liability, property and commercial insurance coverage in amounts which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the performance of our services and on our financial condition and results of operations.

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

Within the coal mining remediation market, demand for our services will be limited to a specific customer base and highly correlated to the coal mining industry. The coal mining industry’s demand for our services is affected by a number of factors including the volatile nature of the coal mining industry’s business, increased use of alternative types of energy and technological developments in the coal mining extraction process. A significant reduction in the target market’s demand for coal mining would reduce the demand for our services, which would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

We intend to acquire additional businesses and assets that will generate revenue related to our impact investing strategy. There can no assurance that we will be able to do so, or to do so on terms that are acceptable to us, or in a manner that will provide us with the revenue we expect.

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

Our impact investing strategy is qualitative and subjective by nature, and there is no guarantee that the factors we utilize in making capital and other resource allocation decisions or any judgment exercised by our management or board will reflect the opinions of any particular shareholder, and the investment criteria utilized by the Company may differ from the investment criteria that any particular shareholder considers relevant in evaluating a company’s sustainability or impact investing practices. In making allocation and investment decisions, Company management will be dependent upon information and data obtained through voluntary or third-party reporting, if available, that may be incomplete, inaccurate or present conflicting information and data with respect to a particular opportunity, which in each case could cause the Company to incorrectly assess a potential target’s business practices. In implementing its impact investing strategy, management will seek to exclude businesses deemed to be fundamentally misaligned with the Company’s sustainability principles. In addition, as a result of the Company’s engagement activities, the Company may make an investment in activities or companies that do not currently engage in sustainability or impact investing practices that meet criteria established by the Company in an effort to improve such target’s impact investing practices. Successful application of the Company’s impact investing strategy and management’s engagement efforts will depend on management’s skill in properly identifying and analyzing material sustainability issues, and there can be no assurance that the strategy or techniques employed will be successful.

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

Our impact investing strategy may include expanding our scope of services organically or through selective acquisitions, investments or creating partnerships and joint ventures. We may selectively acquire other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms, or we may be unable to integrate existing or future acquisitions effectively and efficiently and may need to divest those acquisitions. We expect to continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of March 28, 2025, 108,616,078 shares were outstanding and 15,494,210 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of March 28, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47.1% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

The Company has established a cybersecurity policy (i) designed with a comprehensive framework for identifying, assessing, mitigating, and responding to cybersecurity risks across the organization and (ii) which includes protocols to evaluate, recognize, and address significant risks, including those posed by cybersecurity threats. This strategy encompasses the utilization of standard traffic monitoring tools, educating personnel to identify and report abnormal activities, and partnering with reputable service providers capable of upholding security standards equivalent to or exceeding our own in order to minimize exposure to unnecessary risks across our operations. For cybersecurity, we collaborate with expert consultants and third-party service providers to provide industry-standard strategies aimed at identifying and mitigating potential threats or vulnerabilities within our systems. Additionally, the policy strategy has a comprehensive cyber crisis response plan to manage high severity security incidents, ensuring efficient coordination across the organization.

There have been no cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See Item 1A. Risk Factors — “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.”

The Chief Executive Officer oversees our information security programs, including cybersecurity initiatives and cybersecurity incident response process. The Audit Committee of the Board of Directors oversees cybersecurity risk management activities, supported by Company management, the Board of Directors, and external consultants. We assess and prioritize risks based on potential impact, implement technical controls, and monitor third-party vendors’ security practices.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-K pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted through various over-the-counter quotation systems at various times since 2009. Our common stock currently trades on the OTCQB Markets under the symbol “RNGE.”

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported by OTCQB Markets Group. Common stock price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2023
First Quarter ended March 31, 2023	$0.20	$0.15
Second Quarter ended June 30, 2023	0.20	0.15
Third Quarter ended September 30, 2023	0.20	0.10
Fourth Quarter ended December 31, 2023	0.37	0.12

Fiscal Year Ended December 31, 2024
First Quarter ended March 31, 2024	$0.41	$0.37
Second Quarter ended June 30, 2024	0.37	0.36
Third Quarter ended September 30, 2024	0.32	0.26
Fourth Quarter ended December 31, 2024	0.21	0.18

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of March 28, 2025, there were 72 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the year ended December 31, 2024, we issued options to purchase 250,000 shares of the Company’s common stock under the Range Impact, Inc. 2021 Stock Incentive Plan. Except as listed in the table below, as of December 31, 2024, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of December 31, 2024 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,594,210	$0.45	3,900,000
Total	11,594,210	$0.45	3,900,000

Item 6. Selected Financial Data

[Reserved].

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

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the periods ended December 31, 2024 and December 31, 2023 appearing elsewhere in this Annual Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Items Affecting Comparability of Financial Results

During the year ended December 31, 2023, the Company purchased Collins Building, as described in Note 2 to the Consolidated Financial Statements. During the year ended December 31, 2024, the Company sold substantially all of the assets of Collins Building to its previous owner in exchange for the cancellation of all remaining debt owed to him, as described in more detail in Note 2.

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

Critical Accounting Policies

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions which affect amounts reported in our consolidated financial statements. On an ongoing basis, we evaluate the accounting policies and estimates that are used to prepare financial statements. Management has made their best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Bargain purchases occur if the acquisition date amounts of the identifiable net assets acquired, excluding goodwill, exceed the sum of (1) the value of consideration transferred, (2) the value of any noncontrolling interest in the acquiree, and (3) the fair value of any previously held equity interest in the acquiree. ASC 805 requires the recognition of a gain for a bargain purchase. The FASB believes that a bargain purchase represents an economic gain, which should be immediately recognized by the acquirer in earnings. When a bargain purchase gain is recognized in a business combination, no goodwill is recognized.

Goodwill

As referenced by ASC 350 “Intangibles- Goodwill and other” (“ASC 350”), management performs its annual test for goodwill at least annually or more frequently, if impairment indicators arise. At December 31, 2024, it was determined that the goodwill was fully impaired and resulted in a charge against earnings in the full amount of $751,421.

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

Income Taxes

In accordance with ASC 740, “Income Taxes” (“ASC 740”), we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion. Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2024 and December 31, 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues	$9,011,081	$19,346,306
Cost of services	9,895,209	13,111,497
Gross profit/(loss)	(884,128)	6,234,809

Operating Expenses:
General and administrative	2,655,970	4,021,556
Total operating expenses	2,655,970	4,021,556

Income (loss) from operations	(3,540,098)	2,213,253

Other Income/(Expense):
Gain on bargain purchase	-	1,875,150
Other income	63,170	-
Goodwill impairment	(751,421)	-
Fixed asset impairment	(738,913)	-
Loss on sale of fixed assets	(3,677,500)	-
Interest expense	(617,422)	(505,917)
Interest income	7,405	7,458
Total other income (expense)	(5,714,681)	1,376,691

Income (loss) from continuing operations before income tax	(9,254,779)	3,589,944
Income tax expense attributable to continuing operations	(77,368)	-
Income (loss) from continuing operations	(9,332,147)	3,589,944
Loss from discontinued operations	(465,936)	(458,889)
Net income (loss)	$(9,798,083)	$3,131,055

The Company’s revenue during the year ended December 31, 2024 was $9,011,081 compared to $19,346,306 for the year ended December 31, 2023 (a decrease of $10,335,225). During the year ended December 31, 2024, the gross loss was $(884,128) compared to gross profit of $6,234,809 during the year ended December 31, 2023 (a decrease of $7,118,937). The significant reduction in revenue is attributable to a decrease in revenues at Range Natural of $8,230,685 in 2024 compared to 2023 due to reduced mining activity resulting from the failure of the Company’s mining subcontractor that reduced the amount of coal mined and sold during the year and that Range Environmental had a large non-recurring project in 2023 that contributed $2,902,088 in revenue.

During the year ended December 31, 2024, we incurred general and administrative expenses in the aggregate amount of $2,655,970 compared to $4,021,556 incurred during the year ended December 31, 2023 (a decrease of $1,365,586). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The largest decreases related to (i) the general and administrative expenses incurred by our Range Reclaim segment (not including Range Natural) of $1,072,984 during the year ended December 31, 2024, compared to $1,646,627 incurred during the year ended December 31, 2023 (a decrease of $573,643), which was due to the sale of Collins Building property and equipment in 2024 and significantly decreased activity in the Range Reclaim segment during the year ended December 31, 2024; and (ii) the general and administrative expenses recorded for the Corporate segment decreased $621,005 during the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily due to a decrease of $321,070 in stock option compensation, a $102,601 decrease in insurance and employee benefit costs, and a decrease of $94,676 in legal and accounting fees.

During the year ended December 31, 2024, we incurred research and development expenses of $465,936 compared to $458,889 incurred during the year ended December 31, 2023 (an increase of $7,047). All of these expenses were incurred by the Company’s (discontinued) Drug Development business segment. The Company’s research and development personnel expenses were $295,300 during the year ended December 31, 2024, compared to $274,912 for the year ended December 31, 2023 (an increase of $20,388). These expenses are presented as discontinued operations.

During the year ended December 31, 2024, the Company recorded other expense of $(5,714,681), consisting of a loss on sale of assets of $3,677,500 in connection with the disposition of the Collins Building assets, goodwill impairment of $751,421, fixed asset impairment of $738,913 and interest expense of $617,422, offset by other income of $63,170 and interest income of $7,405, compared to other income of $1,376,691 during the year ended December 31, 2023, consisting of a gain on bargain purchase of $1,875,150 and interest income of $7,458, offset by interest expense of $505,917 during the year ended December 31, 2023 (a decrease of $7,091,372). $3,043,799 of the loss on sale of assets in the year ended December 31, 2024 was the same group of assets which recorded a $1,875,150 gain on bargain purchase in year ended December 31, 2023. Based on the overall condition of the resale market for large scale equipment in 2024, the Company incurred larger-than-expected losses on disposal of its equipment. These market conditions also contributed to management’s assessment and impairment of a group of assets that were held for sale as of December 31, 2024. Based on the past two years of accumulated losses, changes in customers and workstreams coupled with issues hiring and retaining qualified operations management and crews at Range Environmental, management’s analysis supports a full impairment of the goodwill that was associated with the 2022 purchase of Range Environmental in the amount of $751,421.

The net loss during the year ended December 31, 2024 was $(9,798,083) compared to net income of $3,131,055 for the year ended December 31, 2023 (a worsening of $12,929,138). The decline in year over year net income is primarily due to the year over year decrease in gross profit of $7,118,937 which was primarily derived from losses incurred in the operations of the Range Reclaim segment coupled with the loss on sale of assets, goodwill impairment, and fixed asset impairment (combined $5,167,834).

Liquidity and Capital Resources

As of December 31, 2024, we had an accumulated deficit of $56,879,882.

As of December 31, 2024, we had total current assets of $4,293,046, primarily comprised of cash of $167,286, accounts receivable of $3,209,070, and equipment held for sale of $733,613. As of December 31, 2024, we had total current liabilities of $3,543,609, primarily consisting of the current portion of long-term debt in the amount of $789,719, accounts payable and accrued expenses of $753,890, and lines of credit of $2,000,000. As a result, on December 31, 2024, the Company had working capital of $749,437. At December 31, 2023, the Company had working capital of $753,756.

As of December 31, 2024, the Company had long-term assets of $1,899,669, comprised of net equipment assets. As of December 31, 2024, the Company had long-term liabilities of $1,814,701, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating losses for the 12 months following December 31, 2024 are expected to be approximately $500,000, which is comprised of general operating expenses partially offset by revenue generated by the Range Reclaim and Range Security business segments. Based on the Company’s cash balance of $167,286, and its estimated net operating losses of approximately $500,000 for the 12-month period ending December 31, 2025, the Company estimates that it may not have sufficient funds to operate its business over the next 12 months. The Company is actively managing its working capital to generate additional cash flow and is actively seeking additional financing to fund its currently estimated level of operations.

Our estimated total expenditures for the 12-month period ending December 31, 2025 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Provided By (Used in) Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $1,591,426 compared to net cash provided by operating activities of $438,637 for the year ended December 31, 2023 (a decrease of $2,030,063). This decline was primarily attributable to (i) our net loss of $9,798,083 for the year ended December 31, 2024 compared to a net profit of $3,131,055 for the year ended December 31, 2023, (ii) a decrease in accounts receivable (including unbilled receivables) of $3,976,341, (iii) an increase in the cash adjustment for asset disposals of $3,677,400, (iv) an increase in the cash adjustment for goodwill impairment of $751,421, (v) an increase in the cash adjustment for equipment impairment of $738,913, and (vi) depreciation expense of $1,868,997 offset by a decrease in accounts payable of $3,157,453. Net cash provided by operating activities during the year ended December 31, 2023, consisted primarily of a net profit of $3,131,055, an increase in accounts payable of $3,480,206 and depreciation of $1,781,573 offset by an increase in accounts receivable of $6,204,026 and stock-based compensation of $386,530.

Net Cash Used in Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $430,100, which consisted of $270,000 received from sale of equipment, $160,000 in insurance policy proceeds from a casualty loss, and $100 received from the sale of the Graphium subsidiary. For the year ended December 31, 2023, net cash used in investing activities was $7,162,811, which consisted primarily of $4,035,250 of long-term debt issued and $1,000,000 paid for the Collins Building acquisition, $1,118,664 for equipment purchased primarily by the Range Reclaim segment, and $1,008,897 for land purchases by the Range Land segment.

Net Cash Provided By Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $848,188 compared to net cash provided by financing activities of $8,458,605 for the year ended December 31, 2023. Net cash used in financing activities for the year ended December 31, 2024 consisted of $1,848,188 of long-term equipment debt and bank credit line pay-downs offset by $1,000,000 received from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2023 consisted of $3,110,000 received from the issuance of common stock and warrants, proceeds of $4,035,250 from long-term debt issued for the Collins Building acquisition and proceeds of $2,400,000 from lines of credit, offset by the repayment of long-term debt of $1,650,659.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 and have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	77	November 2018
Richard Celeste (1)(2)(3)	Director	87	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	50	November 2018 / May 2019
Patricia Missal	Chief Financial Officer	55	April 2024

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

Richard Celeste, Director, is a consultant and Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs, CO).,. In addition, Mr. Celeste serves on the Boards of Battelle for Kids (Columbus, OH), Global Communities (Silver Springs, MD), Organic India USA (Boulder, CO), and Fabindia Ltd. (India). Mr. Celeste served as the Director of the Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1997 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience provides the Company a critical voice and perspective as the Company continues to develop its business and grow its operations.

Michael Cavanaugh, Chief Executive Officer and Director, is currently the Chief Investment Officer of Tower 1 Partnership, LLC, an investment firm focused on private and public investments in a variety of industries, Managing Partner and Co-Founder of Atlas Resolution Partners LLC, an advisory firm focused on resolving complex private capital fund issues, and manager of several affiliated investment partnerships. In 2018, Mr. Cavanaugh was Managing Director and Chief Financial Officer of Kaulig Companies, a single-member family office with interests in private equity, real estate and wealth management. From 2016 to 2018, Mr. Cavanaugh was Managing Director of Conway MacKenzie, a national turnaround consulting firm, where he established and managed the firm’s Cleveland, Ohio office and provided interim management and restructuring services to distressed and underperforming businesses. From 2006 to 2009 and 2011 to 2015, Mr. Cavanaugh was an executive with Resilience Capital Partners, a private equity firm focused on special situation control equity investments, where he served in several capacities, including as a Partner and member of the firm’s Investment Committee and as an officer and director of numerous portfolio companies. Mr. Cavanaugh received a B.A. from Columbia University in 1996, an M.B.A. from the University of Michigan Business School in 2003, and a J.D. from the University of Michigan Law School in 2003. The Board believes Mr. Cavanaugh’s extensive executive management experience and financial, legal and capital raising expertise is valuable to the Company as it continues to develop its business and grow its operations.

Patricia Missal, Chief Financial Officer, joined the Company in January 2023 as Controller. She has previously served as Chief Financial Officer of Lux Global Label Company, Thirty-One Gifts, LLC, and Aero Communications, Inc. Ms. Missal earned her MBA from Cleveland State University and her undergraduate degree in Accountancy from Ashland University. She is a member of the AICPA and the Ohio Society of CPAs.

Term of Office

In accordance with our Bylaws, our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Director Independence

Pursuant to its charter, the Nomination and Corporate Governance Committee reviews the independence of each director annually and makes recommendations to the Board based on its findings. During these reviews, the Nomination and Corporate Governance Committee is to consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management in order to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent under the independence standards established by the Board from time to time and under the applicable rules of any applicable stock exchange, except to the extent permitted by such rules. While the Nomination and Corporate Governance Committee did not conduct its annual review of director independence in 2024, the Board has determined that all of our directors are independent other than Mr. Cavanaugh, our Chief Executive Officer. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held six meetings during the year ended December 31, 2024. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the year ended December 31, 2024 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding one meeting, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, 100% of the meetings of the Board and any committee of which he or she was a member.

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

c/o Michael Cavanaugh

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2024, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

Code of Business Conduct and Ethics/Insider Trading Policy

The Company’s Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company’s website at https://rangeimpact.com/investors/. In addition, the Company has adopted a Policy on Insider Trading and Confidentiality that applies to all officers, directors, employees, contractors and consultants to the Company and its subsidiaries, prohibiting any of them, or members of their immediate family or household, from, among other things, engaging in transactions in transactions involving a purchase or sale of the Company’s securities while in possession of Material Nonpublic Information (as defined in such Policy) until the public disclosure of such Material Nonpublic Information or at such time as such nonpublic information is no longer material.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during the year ended December 31, 2024.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us during the years ended December 31, 2024 and December 31, 2023, for (i) our current principal executive officer and principal financial officer, and (ii) our next most highly compensated executive officer other than our principal executive officer and principal financial officer serving as an executive officer at the end of our 2024 fiscal year and whose total compensation exceeded $100,000 during the year ended December 31, 2024.

Summary Compensation Table

Name	Period Ending	Salary ($)	Option Awards (non-cash) (1)	Total ($)

Michael Cavanaugh, Chief Executive Officer (principal executive officer) (2)	Year Ended 12/31/24	236,000	-	236,000
	Year Ended 12/31/23	236,000	211,800	447,800

Patricia Missal, Chief Financial Officer (principal financial officer) (3)	Year Ended 12/31/24	267,750	95,000	362,750
	Year Ended 12/31/23	156,750	-	156,750

Richard McKilligan, Former Chief Financial Officer (former principal financial officer) (4)	Year Ended 12/31/24	45,000	-	45,000
	Year Ended 12/31/23	180,000	-	180,000

Dr. Brandon Zipp, Former Chief Science Officer (5)	Year Ended 12/31/24	45,000	-	45,000
	Year Ended 12/31/23	180,000	-	180,000

(1) The method used and the assumptions made to calculate the fair value of option awards included in this table are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2024 and December 31, 2023 appearing elsewhere in this Annual Report.

(2) Based on the fair value of an option to purchase 1,000,000 shares of common stock with an exercise price of $0.212 per share, granted in December 2023.

(3) Ms. Missal was appointed to the CFO role on April 25, 2024. Previously she served as Controller. The value of the option award is based on the fair value of an option to purchase 250,000 shares of common stock with an exercise price of $0.38 per share, granted in April 2024.

(4) Mr. McKilligan moved to serve as CFO of Graphium Biosciences effective April 25, 2024 and remained with that entity until it was spun off in September 2024.

(5) Dr. Zipp moved to serve as Chief Science Officer of Graphium Biosciences effective April 25, 2024 and remained with that entity until it was spun off in September 2024.

Outstanding Equity Awards at December 31, 2024

	Option Awards
		Number of securities underlying unexercised option		Option Exercise	Option Expiration
	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Michael Cavanaugh (1)	5/8/2019	500,000	-	0.35	5/8/2029
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	350,000	-	0.277	12/10/2031
	11/30/2022	750,000		0.18	11/30/2032
	12/21/2023	1,000,000		0.212	12/21/2033

Patricia Missal (2)	4/25/2024	125,000	125,000	0.38	4/25/2034

Richard McKilligan (3)	7/18/2016	370,234	-	0.50	7/18/2026
	6/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

Brandon Zipp (4)	7/18/2016	370,234	-	0.50	7/18/2026
	5/8/2019	500,000	-	0.35	5/8/2029
	12/10/2021	150,000	-	0.277	12/10/2031
	11/30/2022	250,000		0.18	11/30/2032

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

(2)	Granted under the Company’s Equity Incentive Plan, the award consists of an option to purchase 250,000 shares of common stock, half which became fully exercisable in April 2024.

(3)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which became fully exercisable in July 2018, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in November 2022.

(4)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 370,234 shares of common stock, all of which were became fully exercisable in July 2018, (ii) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020, and 250,000 of which became fully exercisable in May 2021, (iii) an option to purchase 150,000 shares of common stock, all of which became fully exercisable in December 2021, and (iv) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in November 2022.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the year ended December 31, 2024:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$36,000	$-	$-	$36,000

Edward Feighan (1)	$136,000	$-	-	$136,000

(1)	As of December 31, 2024, the aggregate number of stock and option awards held by each of our non-employee directors was as follows: (i) Mr. Celeste held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, all of which are fully vested, and (ii) Mr. Feighan held an option award to purchase 500,000 shares of our common stock with an exercise price of $0.35 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.30 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.277 per share, an option to purchase 250,000 shares of our common stock with an exercise price of $0.18 per share, and an option to purchase 250,000 shares of our common stock with an exercise price of $0.212 per share, all of which are fully vested. The method used and the assumptions made to calculate the fair value of the options are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2024 and December 31, 2023 appearing elsewhere in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Range Impact, Inc., 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after December 31, 2024, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	5,250,917	4.8
Michael Cavanaugh (3)	4,729,791	4.4
Richard Celeste (4)	1,250,000	1.2
Patricia Missal (5)	125,000	0.1

All Directors and Executive Officers as a Group (4 persons)	11,355,708	10.6
Joseph E. LoConti (6)	24,189,456	22.3
Indemnity National Insurance Company (7)	21,333,333	19.6

(1)	Based on 108,616,078 shares of our common stock issued and outstanding as of March 30, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes (i) 3,065,689 shares of the Company’s common stock held directly by Mr. Feighan, (ii) currently exercisable options to purchase 1,500,000 shares of common stock, and (iii) 685,228 shares of the Company’s common stock held by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan.

(3)	Consists of (i) 1,879,791 shares of common stock and (ii) currently exercisable options to purchase 2,850,000 shares of common stock.

(4)	Represents currently exercisable options to purchase 1,250,000 shares of common stock.

(5)	Consists of currently exercisable options to purchase 125,000 shares of common stock.

(6)	This information is based solely on the Form 4 filed on Mr. LoConti on January 23, 2025. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

(7)	This information is based solely on the Schedule 13G filed by Indemnity National Insurance Company on November 7, 2023. Indemnity National Insurance Company’s address is 238 Bedford Way, Franklin, Tennessee 37064.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended December 31, 2024, the Company sold all of its common stock of Graphium Biosciences to a newly-formed entity, Placer Biosciences, Inc. (“Placer”), owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $0.01 per share and cash proceeds of $100. The warrant to purchase Placer’s shares expires September 30, 2034.

On January 21, 2025, the Company entered into a securities purchase agreement with Tower IV, LLC, an Ohio limited liability company (“Tower IV”), providing for the issuance and sale by the Company to Tower IV of an aggregate of 3,333,333 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share. The aggregate gross proceeds from the sale of the Shares are approximately $500,000. Mr. Joseph E. LoConti is the beneficial owner of Tower IV.

During the year ended December 31, 2023, and through the filing of this Annual Report, except for the Graphium sale and investment by Tower IV, LLC listed above, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Meaden & Moore, Ltd., our independent registered public accounting firms, for services rendered in the years ended December 31, 2024 and 2023. All   fees described below were approved by our Board of Directors:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Audit Fees	$124,935	$183,350
Tax Fees	33,000	32,800
All Other Fees	41,685	-
Total Fees	$199,620	$216,150

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

RANGE IMPACT, INC.

Date: March 28, 2025	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	March 28, 2025
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	March 28, 2025
Edward Feighan

/s/ Richard Celeste	Director	March 28, 2025
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 2.1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
10.12*	Second Amended and Restated Revolving Promissory Note, dated as of December 20, 2024, made by the Company, in favor of Independence Bank in the amount of $1,000,000
10.13*	Second Amended and Restated Revolving Promissory Note, dated as December 20, 2024, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000.
10.14	Securities Purchase Agreement, dated as of January 21, 2025, between the Company and Tower IV, LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 23, 2025.)
10.15	Stock Purchase Agreement between the Company and Placer Biosciences Inc., dated as of September 30, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 2, 2024.)
10.16

Asset Purchase Agreement by and among Haney’s Equipment, LLC, Collins Reclamation, LLC, R L Collins, LLC, Braxton Materials, LLC and Collins Building & Contracting, Inc., dated as August 22, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on August 29, 2024.)

10.17

Securities Purchase Agreement between the Company and Continental Heritage Holding Company, LLC, dated as of June 17, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 20, 2024.)

19*	Policy on Insider Trading and Confidentiality
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosures

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Range Impact, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Range Impact, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: 1) related to accounts or disclosures that are material to the consolidated financial statements and 2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, LTD.

We have served as the Company’s auditor since 2021.

Cleveland, Ohio

March 28, 2025

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2024	2023
Assets

Current Assets
Cash and cash equivalents	$167,286	$2,176,581
Accounts receivable	3,209,070	7,185,411
Contract assets	154,354	247,310
Prepaid expenses	28,723	115,324
Equipment held for sale	733,613	-
Current assets of discontinued operations	-	219
Total current assets	4,293,046	9,724,845
Long-term Assets
Property and equipment, net of accumulated depreciation	1,899,669	13,301,902
Goodwill	-	751,421
Deposits	-	1,442
Long term assets of discontinued operations	-	8,534
Total long-term assets	1,899,669	14,063,299
Total Assets	$6,192,715	$23,788,144

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$2,000,000	$2,400,000
Current portion of long-term debt	789,719	2,755,792
Accounts payable	556,562	3,714,014
Accrued expenses	197,328	101,283
Total current liabilities	3,543,609	8,971,089
Long-term Liabilities
Long-term debt, net of current portion	1,814,701	5,250,027
Total long-term debt	1,814,701	5,250,027
Total liabilities	5,358,310	14,221,116

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 104,727,189 and 101,023,485 shares issued and outstanding, respectively	104,727	101,023
Additional paid-in-capital	57,609,560	56,547,804
Accumulated deficit	(56,879,882)	(47,081,799)
Total stockholders’ equity	834,405	9,567,028
Total Liabilities and Stockholders’ Equity	$6,192,715	$23,788,144

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenues	$9,011,081	$19,346,306
Cost of services	9,895,209	13,111,497
Gross profit/(loss)	(884,128)	6,234,809

Operating Expenses:
General and administrative	2,655,970	4,021,556
Total operating expenses	2,655,970	4,021,556

Income (loss) from operations	(3,540,098)	2,213,253

Other Income:
Gain on bargain purchase	-	1,875,150
Other income	63,170	-
Goodwill impairment	(751,421)	-
Fixed asset impairment	(738,913)	-
Loss on sale of fixed assets	(3,677,500)	-
Interest expense	(617,422)	(505,917)
Interest income	7,405	7,458
Total other income (expense)	(5,714,681)	1,376,691

Income (loss) from continuing operations before income tax	(9,254,779)	3,589,944
Income tax expense attributable to continuing operations	(77,368)	-
Income (loss) from continuing operations	(9,332,147)	3,589,944
Loss from discontinued operations	(465,936)	(458,889)
Net income (loss)	$(9,798,083)	$3,131,055

Net income (loss) per share – basic and diluted	$(0.09)	$0.03
Weighted average number of common shares outstanding – basic and diluted	104,727,189	83,129,637

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	78,116,814	$78,117	$53,074,180	$(50,212,854)	$2,939,443

Shares and warrants issued for cash	20,733,337	20,733	3,089,267	-	3,110,000
Shares issued in exchange for warrants	2,173,334	2,173	(2,173)	-	-
Stock based compensation			386,530	-	386,530
Net income	-	-	-	3,131,055	3,131,055

Balance, December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028

Shares and warrants issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	65,460	-	65,460
Net loss	-	-	-	(9,798,083)	(9,798,083)

Balance, December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(9,798,083)	$3,131,055

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	-	(1,875,150)
Net loss on asset disposals	3,677,500	-
Gain on disposition of business	(100)	-
Fair value of vested stock options	65,460	386,530
Goodwill impairment	751,421	-
Fixed asset impairment	738,913	-
Depreciation	1,868,997	1,781,573
Changes in operating assets and liabilities:
Accounts receivable	3,970,553	(6,204,026)
Unbilled receivables	5,788	-
Contract assets	92,956	(247,310)
Prepaid expenses and other current assets	86,601	(114,440)
Accounts payable	(3,157,453)	3,480,206
Accrued expenses	96,045	101,283
Deposits	1,442	(1,084)
Deposits from discontinued operations	8,534	-
Net cash provided by (used in) operating activities	(1,591,426)	438,637

Cash flows from investing activities:
Equipment purchases	-	(1,118,664)
Cash paid in consideration for Collins Building acquisition	-	(1,000,000)
Long-term debt issued for Collins Building acquisition	-	(4,035,250)
Cash paid for acquisition of land	-	(1,008,897)
Net proceeds from sale of assets	270,000	-
Net insurance proceeds from casualty loss	160,000	-
Net proceeds from disposition of Graphium Biosciences	100	-
Net cash provided by/(used in) investing activities	430,100	(7,162,811)

Cash provided by financing activities:
Issuance of shares for cash	1,000,000	3,110,000
Proceeds from notes issued in acquisition of Collins Building	-	4,035,250
Proceeds from long-term debt	-	564,014
Repayment of long-term debt	(1,448,188)	(1,650,659)
Proceeds from (repayment of) line of credit	(400,000)	2,400,000
Net cash provided by/ (used in) financing activities	(848,188)	8,458,605

Net increase (decrease) in cash and cash equivalents	(2,009,514)	1,734,431
Cash and cash equivalents - beginning of period	2,176,800	442,369

Cash and cash equivalents - end of period	$167,286	$2,176,800

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$486,515	$506,424
Income taxes	$77,368	$-

Supplemental schedule of non-cash investing and financing activities:
Debt forgiveness related to asset surrender to CNH Capital	$1,012,375	$-
Debt forgiveness related to Collins Building asset disposal	$2,940,836	$-

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS

ENDED DECEMBER 31, 2024 AND 2023

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

In January 2024, the Company added Range Minerals as a new operating business segment. Range Minerals was previously reported within the Range Reclaim operating business segment. The Drug Development segment was also renamed Graphium Biosciences.

In August 2024, the Company sold substantially all of the assets of Collins Building to its previous owner in exchange for the cancellation of all remaining debt owed to him, as described in more detail in Note 2.

In September 2024, the Company sold Graphium and all of its drug development assets. The Company is no longer in the cannabinoid drug development business, as described in more detail in Note 2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $9,798,083 and used $1,591,426 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2024, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $167,286 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CLV Azurite Land LLC, Collins Building & Contracting, Inc., Graphium Biosciences, Inc. (sold in September 2024  and included in discontinued operations in 2024 and retroactively for 2023), Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Security, LLC, Range Security Resources, LLC, Range Water, LLC, Terra Preta, LLC, Aether Credit Ventures, Inc. (dissolved in November 2023), Pristine Stream Ventures, Inc. (dissolved in November 2023), and NextGen AgriTech, Inc. (dissolved in November 2023), and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

During the third quarter of 2024, the Company sold its wholly-owned subsidiary Graphium Biosciences, Inc. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net loss or net income in the Consolidated Statements of Operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts.

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

The net effect of the changes in estimates of contract profits on current year closed jobs was to decrease “net income” by approximately ($279,970) for the 13 months ended December 31, 2024, which is included in net income in the statement of operations. The effect to “net income” is based on that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding year.

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

Revenue earned over time compared to a point in time is as follows for the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024	Year ended December 31, 2023

Earned over time	$2,059,401	$2,824,387
Point in time	6,951,680	16,521,919
Total revenue	$9,011,081	$19,346,306

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $154,354 as of December 31, 2024 and $247,310 as of December 31, 2023.

The Company recognizes an allowance for losses on accounts and contract receivables in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging and management’s assessment of current conditions and reasonable and supportable expectations of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Based on management’s assessment, it has concluded that losses on balances outstanding as of December 31, 2024 and 2023 will be immaterial and, therefore, no allowances were recorded for the years ended December 31, 2024 or 2023. No bad debt expense was accrued in either of the years ended December 31, 2024 or 2023.

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

Details of contract assets arising from reclamation contracts in process as of December 31, 2024 and 2023 are as follows:

December 31, 2024

Costs incurred on contracts in progress	$1,513,306
Estimated earnings	1,168
Revenue earned on contracts in progress	1,514,474
Less: Billings to date	(1,360,120)
Total contract assets	$154,354

December 31, 2023

Costs incurred on contracts in progress	$425,634
Estimated earnings	340,528
Revenue earned on contracts in progress	766,162
Less: Billings to date	(518,852)
Total contract assets	$247,310

Property and Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	December 31, 2024	December 31, 2023

Equipment	$3,433,543	$13,835,929
Land	1,008,897	1,563,797
Buildings	-	199,500
Accumulated depreciation	(2,542,771)	(2,297,324)
Net book value	1,899,669	13,301,902
Depreciation expense	$1,868,997	$1,781,573

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

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There was a group of five assets identified for impairment. See Equipment Held for Sale below.

Land

Land is carried at cost. The Company assesses the recoverability of its land by determining whether the cost of the land can be recovered through projected future cash flows generated by the land. No land was identified for impairment.

Equipment Held for Sale

Following the completion of specific projects in the fourth quarter of 2024, Management concluded that certain pieces of equipment would no longer be required for future projects. Consequently, these items were separated and prepared for sale. The company is expecting to sell these assets to a private party within six months of the filing date of this report. It is not yet known whether there will be a gain or loss on the disposal, but Management believes the assets are currently held at fair value. The Company recorded an impairment loss of $738,913 as of December 31, 2024. These assets are reported within the Range Reclaim segment.

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

The Company performed its annual impairment test for goodwill on December 31, 2024 which was the annual assessment date. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. At December 31, 2024, it was determined that a quantitative impairment test was required. The Company performed a discounted cash flow analysis and determined the value of the goodwill had lapsed. As a result, the goodwill was fully impaired and resulted in a charge against earnings in the full amount of $751,421.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of December 31, 2024 or 2023. The laboratory space lease in Rocklin, California was renewed in March 2022 and ended on March 31, 2023. The space was leased on a month-to-month basis through September 2024.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Diluted loss per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31, 2024	December 31, 2023
Options	11,594,210	11,392,544
Warrants	3,166,667	3,313,335
Total	14,760,877	14,705,879

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. Financial instruments held by the Company include, among others, accounts receivable, accounts payable, line of credit, and long -term debt. The carrying amounts reported in the balance sheets for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair Value Measurements

As defined in FASB ASC 280 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the examination of inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories.

●	Level 1:	Quoted market prices in active markets for identical assets or liabilities
●	Level 2:	Inputs to the valuation methodology include:
	○	Quoted prices for similar assets or liabilities in active markets;
	○	Quoted prices for identical assets or similar assets or liabilities in inactive markets;
	○	Inputs other than quoted prices that are observable for the asset or liability;
	○	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3:	Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

The equipment held for sale is carried at the lower of carrying amount or fair value, and is considered level 2 as it is based on market prices for similar assets.

Segments

As of December 31, 2024, the Company has five operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land. Previously, beginning in October 2021, the Company began operating under two segments: (A) the Drug Development segment, which reported the operating results of the Company’s broad portfolio of glycosylated cannabinoid prodrugs operating under the name Graphium Biosciences, and (B) the Range Reclaim segment, which reported the operating results of our land reclamation, water restoration and incidental coal mining services to customers throughout Appalachia. The Range Water, Range Security and Range Land business segments began operations in 2023. Beginning in January 2024, Range Minerals, which was previously reported within the Range Reclaim operating business segment, was separately reported as its own operating business segment focused on coal mining using subcontractors and related reclamation activities, and the Drug Development segment was renamed Graphium Biosciences. Graphium Biosciences was sold in September 2024 and therefore the drug development business segment named Graphium Biosciences is no longer reported as an operating business segment of the Company.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and to provide additional qualitative and quantitative disclosures regarding how segments are managed. The Company adopted ASU 2023-07 as of December 31, 2024, in accordance with the required adoption timeline for public entities. The adoption of this ASU did not materially impact its financial statement disclosures, as the Company’s existing segment reporting practices were already in alignment with the new requirements. The Company will continue to evaluate its segment disclosures in future reporting periods to ensure compliance with evolving accounting guidance and disclosure best practices.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company continues to evaluate the impact of adopting this ASU.

2. DISPOSALS AND DISCONTINUED OPERATIONS

On August 22, 2024, substantially all assets of Collins Building were sold to its previous owner in exchange for the cancellation of all remaining debt owed to him by the Company arising from the Company’s acquisition of Collins Building in August 2023. Any projects related to Collins Building will be completed either by subcontractors or with equipment and resources of Range Environmental. The Company recognized a net loss on the Collins Building sale of $3,043,799. This sale did not constitute a discontinued operation as the Company has ongoing business and is still operating with active contracts and completion of work in progress. Only certain assets were sold and debts forgiven.

On September 30, 2024, the Company sold all of its common stock of Graphium Biosciences to a newly-formed entity, Placer Biosciences, Inc. (“Placer”) owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $.01 per share and cash proceeds of $100, with the cash proceeds reflected within “Net proceeds from disposition of Graphium Biosciences” in the investing activities of the Consolidated Statements of Cash Flows, and recognized a gain on sale of $100, included within “Loss from discontinued operations” on the Consolidated Statements of Operations. The warrant to purchase Placer’s shares expires September 30, 2034.

During the quarter ended September 30, 2024, Range Environmental suffered a casualty loss on a piece of equipment. Insurance proceeds of $160,000 were received for this loss. In addition, several pieces of equipment no longer needed for current or foreseeable operations were sold for net proceeds of $270,000. The proceeds from these transactions are shown within “Cash flows from investing activities” and the losses from these transactions are shown within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows.

During the quarter ended September 30, 2024, the biochar ovens owned by our wholly-owned subsidiary, Terra Preta, LLC, were dismantled since they were no longer being used for small batch biochar production. The resulting loss of $12,365 is included within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows.

Assets and Liabilities of Discontinued Operations

As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. At December 31, 2024 and 2023, these balances consisted of current and long-term assets.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current and long-term assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	December 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$-	$219
Current assets of discontinued operations	$-	$219

Long-term Assets
Long term assets of discontinued operations	$-	$8,534

Loss from Discontinued Operations

Discontinued operations for years ended December 31, 2024 and 2023 consists of results from Graphium Biosciences operations.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

	December 31
	2024	2023

Operating expenses:
Research and development	$465,936	$458,889
Total operating expenses	465,936	458,889

Loss from discontinued operations	$(465,936)	$(458,889)

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

As discussed in Note 2, on August 22, 2024, nearly all of the equipment, as well as the land and buildings acquired on August 31, 2023, were sold to the previous owner of Collins Building in consideration of the full and complete cancellation of the First Promissory Note and the Second Promissory Note.

For the year ended December 31, 2024, the Company recorded the revenue generated from reclamation services on abandoned mine land, which was historically the core business of Collins Building, as revenue of Range Environmental. Collins Building contributed revenues of $2,833,068 and net income of $437,554 to the Company’s consolidated revenues and net income for the year ended December 31, 2023.

4. GOODWILL

The decrease in goodwill in the year ended December 31, 2024, was driven by the impairment of the Range Reclamation Entities goodwill that was assessed at the time of its acquisition in 2022. See note 1 for further discussion.

	December 31, 2024	December 31, 2023
Range Reclaim Segment:
Beginning Balance	$751,421	$751,421
Impairment	(751,421)	-
Ending Balance	$-	$751,421

5. EQUITY

Issuance of Common Stock and Warrants

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

In June 2024, the Company entered into securities purchase agreement providing for the issuance and sale by the Company of 3,703,704 shares of the Company’s common stock (the “June 2024 Shares”) at a price of $0.27 per share. The aggregate proceeds from the sale of the June 2024 Shares were approximately $1,000,000.

6. STOCK OPTIONS

Stock options issued during the year ended December 31, 2024

During the year ended December 31, 2024, the Company granted to its Chief Financial Officer options to purchase an aggregate of 250,000 shares of the Company’s common stock with exercise prices of $0.38 per share that expire ten years from the date of grant. Half of the options granted vested upon grant and the other half vests in one year. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of 267.24%, (ii) a discount rate of 4.7%, (iii) zero expected dividend yield, and (iv) an expected life of 5 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to Ms. Missal at its grant date was approximately $95,000, $47,500 of which was allocated to general and administrative expenses during the year ended December 31, 2024, and $47,500 of which will be amortized one year from the date of grant. As of December 31, 2024, there is approximately $65,500 of unrecognized compensation cost that will be recognized in 2025.

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

A summary of the Company’s stock option activity during the years ended December 31, 2024 and 2023 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	9,392,544	$0.54
Granted	2,050,000	0.20
Exercised	-	-
Expired	(50,000)	3.62
Forfeited	-	-
Balance outstanding at December 31, 2023	11,392,544	$0.47
Granted	250,000	0.38
Exercised	-	-
Expired	(48,334)	3.63
Forfeited	-	-
Balance outstanding at December 31, 2024	11,594,210	$0.45
Balance exercisable at December 31, 2024	11,369,210	$0.45

At December 31, 2024, the 11,594,210 outstanding stock options had aggregate intrinsic value of $99,130.

A summary of the Company’s stock options outstanding as of December 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, December 31, 2024	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	3,334	$3.50	$3.50
	11,594,210

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, December 31, 2023	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	33,334	$3.10 - 3.80	$3.10 - 3.80
	18,334	$4.00 - 4.70	$4.00 - 4.70
	11,392,544

7. WARRANTS

A summary of warrants to purchase common stock issued during the years ended December 31, 2024 and 2023 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	22,313,335	$0.61
Granted	2,733,334	0.60
Exchanged for shares of common stock	(21,733,334)	0.60
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable at December 31, 2023	3,313,335	$0.66
Granted	-	-
Exercised	-	-
Expired	(146,668)	3.00
Balance outstanding and exercisable at December 31, 2024	3,166,667	$0.56

In October 2023, the Company entered into warrant exchange agreements with certain holders of warrants to exchange warrants to purchase a total of 21,733,334 shares of the Company’s common stock for an aggregate of 2,173,334 shares of the Company’s common stock. At December 31, 2024 and 2023, the outstanding stock warrants had no intrinsic value.

8. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit, as amended, has a maturity date of December 31, 2025, and bears interest at the fixed rate of eight and three-quarters percent (8.75%). As of December 31, 2024 and 2023, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000 pursuant to which principal and accrued interest payments are required in March, June, September and December. The loan has a maturity date of December 31, 2025, and bears interest at the fixed rate of seven and three-quarters per cent (7.75%). As of December 31, 2024, the balance due under the loan was $1,000,000. As of December 31, 2023, the balance due under the loan was $1,400,000.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on vehicles and equipment, which serves as the collateral.

Interest rates on the equipment financings range from 5.71% to 7.2% for 2024 and mature between 2025 through 2029.

As described in Note 2, in August 2024, the Collins Building debt was cancelled in exchange for the property and substantially all the equipment acquired in the original transaction. The Collins Building debt consisted of a five-year secured promissory note with an original principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note with an original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Promissory Notes”). The First Promissory Note was secured by the acquired real property and quarry infrastructure and the Second Promissory Note was secured by the acquired equipment. At December 31, 2023, the First Promissory Note had an outstanding balance of $1,887,395 and the Second Promissory Note had an outstanding balance of $1,798,633.

In November 2024, certain equipment items no longer required by the Company were surrendered to the financing company which held liens on the equipment in exchange for a release of debt. The result of this transaction was a reduction of the net equipment values on the balance sheet and a reduction in the long-term debt of $1,012,375. The difference in the equipment value and the debt is captured in the statement of operations and cash flow in the line item for the loss on sale of fixed assets.

A summary of payments due under the long-term debt as of December 31, 2024 by year is as follows:

Equipment Financing

2025	$789,719
2026	512,172
2027	503,314
2028	514,940
2029	284,275
Total long-term debt	$2,604,420

10. INCOME TAXES

The Company had no federal income tax expense for the year ended December 31, 2024 and 2023 due to its history of operating losses. They Company did have income and franchise taxes paid to the states of West Virginia and California for 2024. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year-Ended December 31, 2024	Year-Ended December 31, 2023
Federal statutory tax rate	-21%	-21%
State tax rate, net of federal benefit	-7%	-7%
Total federal and state tax rate	-28%	-28%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	December 31, 2024	December 31, 2023

Net deferred tax assets:
Net operating loss carryforwards	$5,358,900	$4,718,000
Stock-based compensation	3,525,900	3,506,000
Goodwill	-	187,000
Research credits	-	342,000
Other Capitalized Costs	-	208,000
Operating lease liability	-	-
Gross deferred tax assets	8,884,800	8,961,000
Less: valuation allowance	(7,710,300)	(6,944,000)
Total deferred tax assets	1,174,500	2,017,000
Deferred tax liabilities:
Derivative income	1,108,000	1,108,000
Fixed Assets	66,500	909,000
Operating lease right-of-use asset	-	-
Total deferred tax liabilities	1,174,500	2,017,000

Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended December 31, 2024 and the year ended December 31, 2023, the valuation allowance changed by $0.8 million and $2.2 million, respectively.

At December 31, 2024 and December 31, 2023, the Company had available federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. For Federal purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $19.2 million and $16.9 million as of December 31, 2024 and December 31, 2023, respectively. For state purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $16.5 million as of December 31, 2024 and $16.6 million as of December 31, 2023. NOLs incurred subsequent to the latest change in control are not subject to the Section 382 limitation. The Federal carryforwards generated prior to December 31, 2017 expire on various dates through 2037, and Federal carryforwards generated after December 31, 2017 do not expire but are limited to 80% utilization in a given period.

11. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s two largest customers were 53% and 23%, respectively, of total sales for the year ended December 31, 2024, and 70% and 24%, respectively, of total sales for the year ended December 31, 2023.

Accounts receivable from the same customers were 83% and 17%, respectively, of total accounts receivable and unbilled receivables as of December 31, 2024, and 70% and 29%, respectively, of total accounts receivable and unbilled receivables as of December 31, 2023.

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

The five reportable segments that result from applying the aggregation criteria are as follows:

●	Range Reclaim – land reclamation, water restoration, and land repurposing

●	Range Minerals – subcontracted mining and reclamation activities

●	Range Water – biochar product development and water solutions business

●	Range Security – security services on mine land being reclaimed and repurposed for non-fossil fuel uses

●	Range Land – mine land being acquired, reclaimed and repurposed for non-fossil fuel uses

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the year ended December 31, 2024
	Range Reclaim	Range Minerals	Range Water	Range Security	Range Land	Corporate	Total

Sales	$4,676,643	$3,416,081	$-	$918,357	$-	$-	$9,011,081
Cost of services	6,832,406	2,665,974	-	396,829	-	-	9,895,209
Gross profit (loss)	(2,155,763)	750,107	-	521,528	-	-	(884,128)
Operating income (loss)	(3,228,747)	459,979	(38,357)	432,352	(28,341)	(1,136,984)	(3,540,098)
Net income (loss)	(7,970,303)	444,629	(36,651)	432,352	(28,341)	(2,173,833)	(9,332,147)

Total assets	2,979,185	1,714,210	-	483,279	1,008,898	7,143	6,192,715

Depreciation	1,857,433	-	-	11,564	-	-	1,868,997
Interest expense	361,450	-	-	-	-	255,972	617,422
Goodwill Impairment	751,421	-	-	-	-	-	751,421
Capital expenditures for long-lived assets	$-	$-	$-	$-	$-	$-	$-

	For the year ended December 31, 2023
	Range Reclaim	Range Water	Range Security	Range Land	Corporate	Total

Sales	$18,662,111	$-	$684,195	$-	$-	$19,346,306
Cost of services	12,808,990	-	302,507	-	-	13,111,497
Gross profit	5,853,121	-	381,688	-	-	6,234,809
Operating income (loss)	3,784,444	(69,840)	269,772	(13,134)	(1,757,989)	2,213,253
Net income (loss)	3,407,546	(69,840)	269,548	(13,134)	(4,176)	3,589,944

Total assets	21,079,343	13,859	155,783	1,009,794	1,520,612	23,799,391

Depreciation	1,769,766	1,706	10,101	-	-	1,781,573
Interest expense	376,898	-	224	-	128,795	505,917
Capital expenditures for long-lived assets	$1,050,640	$15,350	$52,674	$1,008,897	$-	$2,127,561

14. QUARTERLY DATA (UNAUDITED)

Quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the quarters presented and are not necessarily indicative of the operating results of any future period. Summarized financial information for each quarter during the years ended December 31, 2024 and 2023 is below:

	Quarter ended March 31, 2024	Quarter ended June 30, 2024	Quarter ended September 30, 2024	Quarter ended December 31, 2024

Revenues	$3,909,893	$2,349,738	$2,171,655	$579,795
Gross profit (loss)	18,854	(148,929)	(392,928)	(361,125)
Income (loss) from continuing operations	(925,047)	(846,628)	(866,867)	(901,556)
Loss from discontinued operations	(131,640)	(157,278)	(177,018)	-
Net income (loss)	(1,213,840)	(1,225,681)	(4,920,338)	(2,438,224)
Net (loss) per share – basic and diluted	(0.01)	(0.01)	(0.05)	(0.02)

	Quarter ended March 31, 2023	Quarter ended June 30, 2023	Quarter ended September 30, 2023	Quarter ended December 31, 2023

Revenues	$3,014,887	$3,998,267	$5,455,633	$6,877,519
Gross profit	649,002	845,101	2,857,766	1,882,940
Income (loss) from operations	(183,223)	153,693	1,659,871	124,023
Net income (loss)	(226,860)	36,762	3,404,175	(83,022)
Net income per share – basic and diluted	-	-	0.04	-

15. PRO FORMA DATA (UNAUDITED)

The pro forma sales and net income data gives effect to the acquisition of Collins Building as if it had occurred on January 1, 2023, the beginning of the Company’s 2023 fiscal year.

	For the year ended December 31, 2023
	Sales	Net income

Acquired companies
Collins Building	$4,005,645	$324,882
All other companies	16,561,233	2,812,244
Total	$20,566,878	$3,137,126

