Form 10-Q
period 2025-03-31
RANGE IMPACT, INC.
filed 2025-05-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 15, 2025, there were 108,616,078 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$252,695	$167,286
Accounts receivable	153,938	3,209,070
Contract assets	-	154,354
Prepaid expenses	67,822	28,723
Equipment held for sale	733,613	733,613
Total current assets	1,208,068	4,293,046
Long-term Assets
Land	52,648,968	1,008,897
Property and equipment, net of accumulated depreciation	585,669	890,772
Deposits	5,614	-
Total long-term assets	53,240,251	1,899,669
Total Assets	$54,448,319	$6,192,715

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$2,000,000	$2,000,000
Current portion of long-term debt	474,781	789,719
Accounts payable	444,419	556,562
Accrued expenses	148,377	197,328
Total current liabilities	3,067,577	3,543,609
Long-term Liabilities
Long-term debt, net of current portion	1,763,149	1,814,701
Asset retirement obligation	43,079,071	-
Total long-term debt	44,842,220	1,814,701
Total liabilities	47,909,797	5,358,310

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 108,616,078 and 104,727,189 shares issued and outstanding, respectively	108,616	104,727
Additional paid-in-capital	58,210,161	57,609,560
Accumulated deficit	(51,780,255)	(56,879,882)
Total stockholders’ equity	6,538,522	834,405
Total Liabilities and Stockholders’ Equity	$54,448,319	$6,192,715

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues	$695,701	$3,909,893
Cost of services	691,850	3,891,039
Gross profit	3,851	18,854

Operating expenses:
General and administrative	559,147	943,901
Total operating expenses	559,147	943,901

Loss from operations	(555,296)	(925,047)

Other income (expense):
Other income	83,627	18,105
Gain on bargain purchase	5,602,484	-
Gain on sale of fixed assets	59,680	-
Interest expense	(90,868)	(175,258)
Total other income (expense)	5,654,923	(157,153)

Income (loss) from continuing operations	5,099,627	(1,082,200)
Loss from discontinued operations	-	(131,640)
Net income (loss)	$5,099,627	$(1,213,840)

Net income (loss) per share – basic and diluted	$0.05	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	104,732,848	101,023,485

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405
Shares issued	3,888,889	3,889	596,111	-	600,000
Stock based compensation	-	-	4,490	-	4,490
Net income	-	-	-	5,099,627	5,099,627
Balance as of March 31, 2025 (Unaudited)	108,616,078	$108,616	$58,210,161	$(51,780,255)	$6,538,522

	Three Months Ended March 31, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Stock based compensation	-	-	4,490	-	4,490
Net loss	-	-	-	(1,213,840)	(1,213,840)
Balance as of March 31, 2024 (Unaudited)	101,023,485	$101,023	$56,552,294	$(48,295,639)	$8,357,678

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5,099,627	$(1,213,840)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	(5,602,484)	-
Net gain on asset disposals	(59,680)	-
Fair value of vested stock options	4,490	4,490
Depreciation	84,783	638,435
Changes in operating assets and liabilities:
Accounts receivable	96,615	1,181,634
Contract assets	154,354	(379,115)
Prepaid expenses and other current assets	(39,099)	24,568
Deposits	(5,614)	-
Accounts payable	(112,142)	(2,007,621)
Contract liabilities	-	205,327
Accrued expenses	(48,951)	433,077
Net cash (used in) operating activities	(428,101)	(1,113,045)

Cash flows from investing activities:
Equipment purchases	(100,000)	-
Proceeds from asset sales	380,000	-
Net cash provided by investing activities	280,000	-

Cash flows from financing activities:
Proceeds from stock issuance	600,000	-
Repayment of long-term debt	(366,490)	(396,057)
Net cash provided by (used in) financing activities	233,510	(396,057)

Net increase (decrease) in cash and cash equivalents	85,409	(1,509,102)

Cash and cash equivalents - beginning of period	167,286	2,176,800
Cash and cash equivalents - end of period	$252,695	$667,698

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,851	$89,570

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Originally founded in 2007 as Legend Mining Inc., the Company began operations as a mineral extraction exploration business. In 2011, the Company changed its name to Stevia First Corp. and pursued a new strategy focused on developing stevia-based additives for the food and beverage industry. In 2015, the Company changed its name to Vitality Biopharma, Inc. and pursued a new strategy focused on developing cannabinoid-based prodrugs anticipated to treat inflammatory conditions of the gastrointestinal tract. In October 2021, the Company changed its name to Malachite Innovations, Inc. and expanded its corporate strategy to include impact investing.

In May 2022, the Company acquired Range Environmental Resources, Inc., a West Virginia corporation (“Range Environmental”) and Range Natural Resources, Inc., a West Virginia corporation (“Range Natural”) to provide land reclamation and water restoration services to mining and non-mining customers throughout the Appalachian region. In August 2023, the Company acquired Collins Building & Contracting, Inc., a West Virginia corporation (“Collins Building”), an environmental services business primarily focusing on the reclamation of abandoned mine land sites in West Virginia, as described in more detail in Note 2.

In September 2023, the Company, through its wholly-owned subsidiary CLV Azurite Land, LLC, acquired 1,745 acres of surface land and mineral interests at the Hobet mine complex (“Hobet Mine”) located in Lincoln and Boone Counties, West Virginia, from three private landowners in three separate transactions for a total cash purchase price of $948,376 (“Hobet Acquisition”).

In December 2023, the Company changed its name to Range Impact, Inc., and reorganized into five operating business segments: (i) Range Reclaim, (ii) Range Water, (iii) Range Security, (iv) Range Land, and (v) Drug Development. In January 2024, the Company added Range Minerals as a sixth operating business segment. Range Minerals was previously reported within the Range Reclaim operating business segment. The Drug Development segment was also renamed Graphium Biosciences.

In August 2024, the Company sold substantially all of the assets of Collins Building to its previous owner in exchange for the cancellation of all remaining debt owed to him (“Collins Sale”). In September 2024, the Company sold Graphium Biosciences, Inc. and all of its drug development assets (“Graphium Sale”). The Collins Sale and Graphium Sale are described in more detail in Note 4.

In March 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia (“Fola Acquisition”). As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29.3 million and assumed an obligation to manage an additional 16 mining permits at the Fola Mine with an estimated reclamation obligation of $13.8 million. The Company also assumed two coal royalty contracts and one 25-year solar lease with a multi-national corporation for the development of a large-scale solar project located on more than 1,000 acres at the Fola Mine. The Fola Acquisition is described in more detail in Note 3.

As a result of the various transactions referenced in this Note 1, the Company has reorganized its operations into two operating business segments: (i) Range Land and (ii) Range Services.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2025, the Company incurred a net loss of $502,857 (net of the gain on bargain purchase of $5,602,484 related to the Fola Acquisition) and used $428,101 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of March 31, 2025, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $252,695 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CLV Azurite Land LLC, Collins Building & Contracting, Inc., Graphium Biosciences, Inc. (sold in September 2024  and included in discontinued operations in 2024), Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Rock Creek Land, LLC, Range Security, LLC, Range Security Resources, LLC, Range Sky View Land, LLC, Range Water, LLC, and Terra Preta, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Refer to Note 4 for additional discussion of discontinued operations and disposition of assets. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

Business Combinations

Business combinations are accounted for using the purchase method of accounting under ASC 805, “Business Combinations”. This method requires the Company to record assets and liabilities of the businesses acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill. Any excess of the fair value of the net assets acquired over the cost of the acquisition is accounted for as a bargain purchase gain. Determining the fair value requires management to make estimates and assumptions including discount rates, rates of return on assets, and long-term sales growth rates.

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

Revenue earned over time compared to a point in time is as follows for the quarters ended March 31, 2025 and 2024.

	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024

Earned over time	$-	$870,494
Point in time	695,701	3,039,399
Total revenue	695,701	3,909,893

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. There were no contract receivables at March 31, 2025 or at December 31, 2024. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of March 31, 2025 or December 31, 2024 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the three months ended March 31, 2025 or the three months ended March 31, 2024. Accounts receivable were $153,938 and $3,209,070 at March 31, 2025 and December 31, 2024, respectively. No credit loss expense was accrued in either the three months ended March 31, 2025 or the three months ended March 31, 2024 and there is no allowance for expected credit losses as of March 31, 2025 or December 31, 2024.

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

Details of contract assets arising from reclamation contracts in process as of March 31, 2025 and December 31, 2024 are as follows. The Company did not have any active abandoned mine land projects as of March 31, 2025 therefore no contract assets were recognized on that date.

December 31, 2024
Costs incurred on contracts in progress	$1,513,306
Estimated earnings	1,168
Revenue earned on contracts in progress	1,514,474
Less: Billings to date	(1,360,120)
Total contract assets	$154,354

December 31, 2024
Costs and estimated earnings in excess of billings on contracts in progress	$154,354
Billings in excess of costs and estimated earnings on contracts in progress	-
Net contract assets	$154,354

Equipment Held for Sale

Following the completion of specific projects in the fourth quarter of 2024, management concluded that certain pieces of equipment would no longer be required for future projects. Consequently, these items were separated and prepared for sale. The Company is expecting to sell these assets to a private party by September 30, 2025. It is not yet known whether there will be a gain or loss on the disposal of the equipment held for sale, but management believes the assets are currently held at fair value. The Company recorded an impairment loss of $738,913 as of December 31, 2024. These assets are reported within the Range Services operating business segment.

Land

Land is carried at cost, which includes an amount of asset retirement costs equal to the amount of asset retirement obligations recognized in connection with the Fola Acquisition. The Company assesses the recoverability of its land by determining whether the cost of the land can be recovered through projected future cash flows generated by the land. No land was identified for impairment. Land is reported within the Range Land operating business segment. Refer to Note 3 for more details.

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	March 31, 2025	December 31, 2024

Equipment	$2,795,858	$3,433,543
Accumulated depreciation	(2,210,189)	(2,542,771)
Net book value	585,669	890,772
Depreciation expense	$84,783	$1,868,997

The Company provides for depreciation of its property and equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the assets.

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment. These assets are reported within the Range Services operating business segment.

Asset Retirement Obligations

The Company recognizes asset retirement obligations (“AROs”) in accordance with ASC 410, “Asset Retirement and Environmental Obligations.” These obligations relate primarily to the Company’s legal and regulatory requirements to perform reclamation, closure, and environmental remediation activities at coal mining sites currently under management by the Company.

Under federal and state mining laws, including the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”), the Company is required to restore land and water resources disturbed by coal mining activities to their original or approved alternative condition. AROs are recognized when the legal obligation is incurred, generally at the time mining activity commences or when the Company assumes responsibility for a previously disturbed mine site.

The Company records the fair value of a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon initial recognition, the Company capitalizes the cost as part of the carrying amount of the related long-lived asset. The liability is subsequently accreted over time through charges to operating expense, and the capitalized asset is depreciated over its useful life.

As of March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition, which closed on that date. Refer to Note 3 for more details.

The total undiscounted amount of estimated future cash flows required to satisfy the Company’s AROs over a 25-year projection period was approximately $60,617,039 as of March 31, 2025. The Company uses an annual inflation rate of 2.72% to forecast these estimated future cash flows and a credit-adjusted risk-free rate of 7.18% to discount these future inflation-adjusted obligations to a present value.

The Company periodically reviews the estimated reclamation costs and timing assumptions used in calculating AROs. Changes in estimates are reflected in the period in which they occur. Actual costs may differ from those estimated due to changes in applicable laws and regulation, inflation, post-mine land use changes, and the final scope of the reclamation and water restoration activities.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of March 31, 2025, the Company had no material lease commitments for longer than one year.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on ASC 718, “Compensation-Stock Compensation”, whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Consolidated Statements of Operations with classification depending on the nature of the services rendered.

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

	March 31, 2025	December 31, 2024
Options	11,590,876	11,594,210
Warrants	3,166,667	3,166,667
Total	14,757,543	14,760,877

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

As defined in FASB ASC 280 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable firm inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the examination of inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories.

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

Segments

As of March 31, 2025, the Company has two operating business segments: (i) Range Land and (ii) Range Services. The Fola Mine, including the royalty and lease agreements assigned in connection with the Fola Acquisition, and the Hobet Mine are reported in the Range Land operating business segment. Effective January 1, 2025, the business activities of the Range Reclaim, Range Security and Range Water operating business segments, which had been previously-reported as separate operating business segments, are now captured as part of the Range Services operating business segment. This change was implemented as each of these business segments now serve to support the reclamation and improvement of the land holdings of Range Land and not as businesses serving other customers. The change in the segment reporting is shown retrospectively in this filing. Graphium Biosciences was sold in September 2024 and therefore the drug development business segment named Graphium Biosciences is no longer reported as an operating business segment of the Company.

In accordance with the “Segment Reporting” Topic of the ASC 280, the Company’s chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing, and distribution processes.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of segment profit or loss. In addition, this ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. This ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, and the method used to allocate overhead for significant segment expenses. All current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this ASU. The Company will continue to evaluate its segment disclosures in future reporting periods to ensure continued compliance with evolving accounting guidance and disclosure best practices.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, this ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the period ending December 31, 2025.

2. ACQUISITION OF COLLINS BUILDING & CONTRACTING

On August 31, 2023, the Company entered into a stock purchase agreement with the owner of Collins Building & Contracting, Inc. (“Collins Building”) pursuant to which the owner agreed to sell all of the outstanding common stock of Collins Building to the Company in exchange for (a) cash consideration of $1,000,000, (b) a five-year secured promissory note in the principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and (c) a two-year secured promissory note in the principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”). The First Promissory Note was secured by the acquired real property and quarry infrastructure, and the Second Promissory Note was secured by the acquired equipment.

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired in that transaction are set forth below. Because the fair values exceeded the purchase price, we recognized a gain on the purchase of $1,875,150. The allocation of the purchase price is based on management’s estimates and a third-party assessment of the fair value of the equipment purchased.

Fair value of assets acquired:
Equipment	$6,156,000
Land	554,900
Buildings	199,500
Total assets acquired	6,910,400
Less: Gain on bargain purchase price	(1,875,150)
Purchase price	$5,035,250
Cash consideration	1,000,000
Long-term notes issued to the seller	4,035,250
Total purchase price	$5,035,250
Acquisition transaction costs incurred	$167,212

As discussed in Note 4, on August 22, 2024, nearly all of the equipment, as well as the land and buildings were sold to the previous owner of Collins Building in consideration of the full and complete cancellation of the First Promissory Note and the Second Promissory Note.

Collins Building contributed revenues of $173,788 and a net loss of $96,967 to the Company’s consolidated revenues and net loss, respectively, for the three months ended March 31, 2024. Collins Building did not contribute any revenue or net income to the Company’s consolidated revenues and net income for the three months ended March 31, 2025.

3. ACQUISITION OF FOLA MINE SITE

On March 31, 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia. As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits at the Fola Mine with an estimated reclamation obligation of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition, and capitalized an equal amount onto the fair value of the acquired land on that same date. The Company also assumed two coal royalty contracts and one 25-year solar lease for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

Estimated asset retirement obligation on 15 acquired permits	$29,282,126
Contingent reclamation obligation on 21 permits	13,796,945
Total asset retirement obligation capitalized to land	$43,079,071
Fair value of Fola Mine land acquired	8,561,000
Total land value of Fola Mine property	$51,640,071
Beginning land value as of December 31, 2024	1,008,897
Land value as of March 31, 2025	$52,648,968

The fair value of the land acquired by the Company in connection with the Fola Acquisition was $8,561,000, and the Company agreed to credit an outstanding receivable of $2,958,516 due from one of the sellers to the Company, as consideration provided in lieu of cash. Because the fair value of the land acquired exceeded the amount of the accounts receivable credited in connection with the Fola Acquisition, the Company recognized a bargain purchase gain of $5,602,484 during the three months ended March 31, 2025.

Fair value of Fola Mine land acquired	$8,561,000
Accounts receivable credited in lieu of cash	(2,958,516)
Bargain purchase gain recognized	$5,602,484

4. DISPOSALS AND DISCONTINUED OPERATIONS

On August 22, 2024, substantially all of the assets of Collins Building were sold to its previous owner in exchange for the cancellation of all remaining debt owed to him arising from the Company’s acquisition of Collins Building in August 2023. Any projects related to Collins Building will be completed either by subcontractors or with equipment and resources of Range Environmental. The Company recognized a net loss on the Collins Building sale of $3,043,799. This sale did not constitute a discontinued operation as the Company has ongoing activities related to its acquisition of Collins Building, and only certain assets were sold and debts forgiven. As of March 31, 2025, any remaining active projects related to Collins Building will be completed by the previous owner or his subcontractors at the previous owner’s expense.

On September 30, 2024, the Company sold all of its common stock of Graphium Biosciences to a newly-formed entity, Placer Biosciences, Inc. (“Placer”), owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $0.01 per share and cash proceeds of $100. The warrant to purchase shares of Placer’s common stock expires on September 30, 2034.

Loss from Discontinued Operations

Discontinued operations for the three months ended March 31, 2024 consists of results from Graphium Biosciences operations. The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

March 31, 2024

Operating expenses:
Research and development	$131,640
Total operating expenses	131,640

Loss from discontinued operations	$(131,640)

5. EQUITY

Issuance of Common Stock

On January 21, 2025, the Company entered into a securities purchase agreement for the issuance and sale of 3,333,333 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds to the Company were approximately $500,000.

On February 6, 2025, the Company entered into a securities purchase agreement for the issuance and sale of 555,556 shares of the Company’s common stock at a price of $0.18 per share. The aggregate proceeds to the Company were approximately $100,000.

6. STOCK OPTIONS

Stock options issued during the three months ended March 31, 2025 and the three months ended March 31, 2024

No stock options were granted to directors, advisors, and employees during the three months ended March 31, 2025 or the three months ended March 31, 2024.

For each of the three months ended March 31, 2025 and March 31, 2024, the Company recorded $4,490 in stock-based compensation expense related to vested stock options. At March 31, 2025, there was $51,990 of unamortized cost of the outstanding stock-based awards.

A summary of the Company’s stock option activity during the three months ended March 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding at December 31, 2024	11,594,210	$0.45
Granted	-	-
Exchanged	-	-
Exercised	-	-
Expired	(3,334)	3.50
Forfeited	-	-
Balance Outstanding at March 31, 2025	11,590,876	$0.45
Balance Exercisable at March 31, 2025	11,365,876	$0.45

At March 31, 2025, the 11,590,876 outstanding stock options had $3,630 of intrinsic value.

A summary of the Company’s stock options outstanding as of March 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant-Date Stock Price
Options Outstanding, March 31, 2025	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	11,590,876

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, March 31, 2025	100,000	$0.1337	$0.1337
	2,950,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	125,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	11,365,876

7. WARRANTS

A summary of warrants to purchase common stock issued during the three months ended March 31, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding and Exercisable at December 31, 2024	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance Outstanding and Exercisable at March 31, 2025	3,166,667	$0.56

At March 31, 2025, the 3,166,667 outstanding stock warrants had no intrinsic value.

8. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the parties amended and restated this line of credit. The line of credit, as amended, has a maturity date of December 31, 2025, and bears interest at the fixed rate of eight and three-quarters percent (8.75%). As of March 31, 2025 and December 31, 2024, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December. The loan has a maturity date of December 31, 2025, and bears interest at the fixed rate of seven and three-quarters per cent (7.75%). As of March 31, 2025 and December 31, 2024, the balance due under the loan was $1,000,000.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of debt on equipment, which serves as the collateral. Interest rates on the equipment financings range from 6.2% to 7.2% for 2025 and mature between 2027 through 2029.

As described in Note 4, in August 2024, the Collins Building debt was cancelled in exchange for the property and substantially all of the equipment acquired in the original transaction. The Collins Building debt consisted of a five-year secured promissory note with an original principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note with an original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”). The First Promissory Note was secured by the acquired real property and quarry infrastructure and the Second Promissory Note was secured by the acquired equipment. Both of these notes have been cancelled.

In November 2024, certain equipment items no longer needed by the Company were surrendered to the financing company which held liens on the equipment, in exchange for a release of debt. The result of this transaction was a reduction of the net equipment values on the balance sheet and a reduction in long-term debt of $1,012,375.

A summary of payments due under the Company’s long-term debt by year is as follows:

Equipment Financing

2025 – due between April 1, 2025 and March 31, 2026	474,781
2026 – due between April 1, 2026 and March 31, 2027	505,680
2027 – due between April 1, 2027 and March 31, 2028	489,343
2028 – due between April 1, 2028 and March 31, 2029	520,544
2029 and later – due on April 1, 2029 and thereafter	247,582
Total long-term debt	$2,237,930

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 59% of total sales for the three months ended March 31, 2025. Sales to the Company’s largest customer for the year ended December 31, 2024 was 53%.

Accounts receivable from the same customer were 0% of total accounts receivable as of March 31, 2025 (since the entire accounts receivable balance due from this customer was credited as in-lieu consideration in connection with the Fola Acquisition that closed on that date) and 83% as of December 31, 2024.

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

12. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: (i) Range Land and (ii) Range Services. The Range Reclaim, Range Security and Range Water operating business segments, which had been previously reported as separate operating business segments are now captured within the Range Services operating business segment. As described in Note 4, the Company’s Graphium Biosciences segment was reported as discontinued operations during the third quarter of 2024, and accordingly, the results of this segment are excluded from the table below, which only reflects continuing operations for all periods presented. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

The two reportable segments that result from applying the aggregation criteria are as follows:

●	Range Land – mine land acquired, reclaimed and repurposed for next generation uses

●	Range Services – services in support of reclamation and repurposing of acquired mine land

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2025
	Range Land	Range Services	Corporate	Total

Sales	$-	$695,701	$-	$695,701
Gross profit (loss)	(22,500)	26,351	-	3,851
Net income (loss)	5,579,419	(221,970)	(257,822)	5,099,627

Total assets	52,648,968	1,754,617	44,734	54,448,319
Depreciation	-	84,783	-	84,783
Interest expense	-	82,534	8,334	90,868
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

	For the three months ended March 31, 2024
	Range Land	Range Services	Corporate	Total

Sales	$-	$3,909,893	$-	$3,909,893
Gross profit (loss)	-	18,854	-	18,854
Net income (loss)	-	(611,138)	(471,062)	(1,082,200)

Total assets	1,009,866	18,790,075	1,004,826	20,804,767
Depreciation	-	638,435	-	638,435
Interest expense	-	92,978	82,280	175,258
Capital expenditures for long-lived assets	$-	$-	$-	$-

14. SUBSEQUENT EVENTS

In April 2025, the Company issued options to purchase a total of 750,000 shares of the Company’s common stock to two directors and one officer with exercise prices of $0.148 per share that expire ten years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025, and the related audited financial statements and notes included therein.

Certain statements made in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business: other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Company Overview

Range is a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing. We are focused on developing long-term solutions to environmental, social, and health challenges, with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. We seek to take an opportunistic approach to impact investing by leveraging our competitive advantages and looking at solving old problems in new ways. We seek to thoughtfully allocate its capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with an additional office in Fola, West Virginia. As of May 15, 2025, we employed 18 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Our impact investing strategy provides an opportunity for our dedicated team to address pressing environmental, social and economic challenges, such as air and water pollution, educational inequality and economic disparity, and climate change, through the development and implementation of innovative and creative solutions. By actively directing investment capital towards businesses that are working to create positive environmental, social and economic outcomes, we believe that our impact investing strategy can contribute to an improved people-planet ecosystem and a healthier and happier way of life.

We have a particular interest in providing environmental and social solutions in economically-disadvantaged regions of the United States. Initially, the Company is targeting the Appalachian region, which is home to communities with some of the most disadvantaged income, education and employment demographics in the United States. Our ambitious strategy is to acquire large mine sites burdened by substantial legacy reclamation obligations and use our team and resources to perform the requisite reclamation activities and obtain full bond release, thereby unlocking the underlying value of the land and creating a critical catalyst for sustainable, long-term economic development in the disadvantaged coal communities of Appalachia.

Operating Business Segments

Our two operating business segments are Range Land and Range Services.

Range Land

Range Land, LLC, an Ohio limited liability company (“Range Land”), is a wholly-owned subsidiary focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments, with a particular focus on renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of our air, land and waterways.

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

The Company has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure mine sites to protect the significant historical investment in infrastructure. In addition, the Company has expertise in the permit and bond release process, which is a critical to unlocking the underlying value of a former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose in order to improve the land and create non-fossil fuel economic development opportunities for disadvantaged local coal communities.

In September 2023, Range Land, through its wholly-owned subsidiary, CLV Azurite Land, LLC (“CLV Azurite”), acquired over 1,700 acres of surface interest at an idled mine complex in West Virginia. CLV Azurite is in active discussions with the holder of the permits and bonds associated with the acquired land in order that the acquired surface acreage can be repurposed for alternative non-fossil fuel uses. CLV Azurite is in concurrent active discussions with two experienced and well-capitalized solar developers to convert the former mine land into a large solar energy facility on a majority of the acquired surface acreage, as well as additional acreage for commercial, industrial, recreational and residential development pursuant to which the solar developer would pay a negotiated amount on a per acre basis.

On March 31, 2025, the Company, through its wholly-owned subsidiary, Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia pursuant to which the Company acquired 15 mining permits with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits with an estimated reclamation obligation of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition and capitalized an equal amount onto the fair value of the acquired land on that same date. The Company also assumed two coal royalty contracts and one 25-year solar lease with a multi-national corporation for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

Range Services

Range Services is our operating business segment that provides environmental and operational support services to help reclaim and repurpose former mine land into next-generation uses. All of the Company’s reclamation, water treatment and security employees, equipment and trucks, and technological innovations are classified within the Range Services business segment. Range Services is dedicated to reclaiming and repurposing land owned by the Company and does not currently provide any reclamation, water treatment or security services to third-parties.

Reclamation support services on mine sites includes grading, recontouring, revegetation, erosion control, and other activities necessary to meet federal and state post-mining land use requirements. Water treatment services include the operation and maintenance of passive and active treatment systems designed to manage and treat mine-impacted water, including acid mine drainage, in compliance with applicable environmental permits. Range Services is also responsible for collecting water samples, coordinating testing with certified laboratories, and treating water with chemicals and other more innovative solutions, such as the Company’s proprietary biochar water filtration products and system currently in development. Range Services also provides physical site security, access control, and risk mitigation activities to ensure the safety, compliance, and regulatory protection of the Company’s land assets.

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

Results of Operations

Three Months Ended March 31, 2025 and March 31, 2024

The Company’s revenue for the three months ended March 31, 2025 was $695,701 and its gross profit was $3,851. The Company’s revenue for the three months ended March 31, 2024 was $3,909,893 and its gross profit was $18,854. The significant decrease in revenue is primarily a result of management’s decision to exit the mining business and the AML reclamation business in 2024.

For the three months ended March 31, 2025, general and administrative expenses were $559,147, compared to $943,901 incurred for the three months ended March 31, 2024 (a decrease of $384,754). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest decrease in general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was attributable to labor and benefit costs of $147,023, insurance costs of $120,313, professional and legal fees of $94,225, and utilities of $20,000.

For the three months ended March 31, 2025, the Company incurred net other income in the amount of $5,654,923, compared to total net other expense of $157,153 recorded for the three months ended March 31, 2024 (an increase of $5,812,076). This increase in net other income was attributable to a gain on bargain purchase of $5,602,484, other income of $83,627, gain on sale of fixed assets of $59,680, and lower interest expense of $84,390.

Net income for the three months ended March 31, 2025 was $5,099,627 compared to a net loss of $1,213,840 for the three months ended March 31, 2024 (an increase of $6,313,467).

Liquidity and Capital Resources

As of March 31, 2025, the Company had total current assets of $1,208,068, comprised of: (i) cash of $252,695; (ii) accounts receivable of $153,938; (iii) equipment held for sale of $733,613; and (iv) prepaid expenses of $67,822. As of March 31, 2025, the Company had total current liabilities of $3,067,577, consisting of: (i) outstanding amounts on lines of credit of $2,000,000; (ii) accounts payable of $444,419; (iii) accrued expenses of $148,377, and (iv) the current portion of long-term debt of $474,781. As a result, as of March 31, 2025, the Company had negative working capital of $(1,859,509). As of December 31, 2024, the Company had positive working capital of $749,437.

As of March 31, 2025, the Company had long-term assets of $53,240,251, comprised of: (i) land, including asset retirement cost, of $52,648,968, (ii) net equipment assets of $585,669; and (iii) deposits of $5,614. As of March 31, 2025, the Company had long-term liabilities of $44,842,220, comprised of (i) asset retirement obligations of $43,079,071 and (ii) long-term debt, net of current portion of $1,763,149. As of December 31, 2024, the Company had long-term assets of $1,899,669, comprised of (i) land of $1,008,897 and (ii) net equipment assets of $890,772. As of December 31, 2024, the Company had long-term liabilities of $1,814,701, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating expenses to be substantially offset by royalty income generated by Range Land. Based on the Company’s current cash balance of $252,695 and no current availability under its revolving credit line, the Company may not have sufficient funds to operate its business over the next 12 months. If additional capital is needed in excess of our current capital resources, we will explore financing options to accelerate the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total net cash flow for the 12-month period ending March 31, 2026 could decrease if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Until such time as the Company is cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, we would incur additional interest expenses, and assuming those loans would be available, it would increase our liabilities and future cash commitments. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees and other related costs.

Net Cash Provided By (Used In) Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $(428,101), comprised of: (i) net income of $5,099,627; (ii) non-cash depreciation of $84,783; (iii) add-back of the non-cash bargain purchase gain of $5,602,484; (iv) a gain on asset disposals of $59,680; (v) non-cash vested stock option expense of $4,490; (vi) an increase in current assets of $206,256; and (vii) a decrease in current liabilities of $161,093. For the three months ended March 31, 2024, net cash used in operating activities was $(1,113,045), comprised of: (i) net income of $(1,213,840); (ii) non-cash depreciation of $638,435; (iii) non-cash vested stock option expense of $4,490; (iv) an increase in current assets of $827,087; and (v) a decrease in current liabilities of $1,369,217,

Net Cash Provided By (Used In) Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $280,000, comprised of $380,000 of proceeds from the sale of equipment, partially offset by $100,000 for equipment purchases. For the three months ended March 31, 2024, there was no net cash provided by or used in investing activities.

Net Cash Provided By (Used In) Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $233,510, comprised of $600,000 from the sale of common stock, partially offset by the repayment of long-term debt of $366,490. For the three months ended March 31, 2024, net cash used in financing activities was $(396,057), comprised entirely of the repayment of long-term debt of $396,057.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The Company primarily invoices customers and recognizes revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoices customers and recognizes revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoices for the sales of chemicals and recognizes revenue when the products are delivered to the customer’s designated site. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoices customers for the provision of environmental security services on an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

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

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, “Compensation - Stock Compensation” whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying financial statements for management’s discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.16	Purchase and Sale Agreement, dated as of March 31, 2025, by and among Appleatcha Land, LLC, WV Reclaim Co, LLC and Range Sky View LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250. (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.16	Purchase and Sale Agreement, dated as of March 31, 2025, by and among Appleatcha Land, LLC, WV Reclaim Co, LLC and Range Sky View LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

