Form 10-Q
period 2025-06-30
RANGE IMPACT, INC.
filed 2025-08-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 14, 2025, there were 108,616,078 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$48,312	$167,286
Accounts receivable	257,207	3,209,070
Contract assets	-	154,354
Prepaid expenses	67,362	28,723
Deposits	5,137	-
Equipment held for sale	833,613	733,613
Total current assets	1,211,631	4,293,046
Long-term Assets
Land	56,618,965	1,008,897
Property and equipment, net of accumulated depreciation	386,896	890,772
Total long-term assets	57,005,861	1,899,669
Total Assets	$58,217,492	$6,192,715

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$1,800,000	$2,000,000
Current portion of long-term debt	854,246	789,719
Accounts payable	503,145	556,562
Accrued expenses	769,476	197,328
Total current liabilities	3,926,867	3,543,609
Long-term Liabilities
Long-term debt, net of current portion	1,228,031	1,814,701
Asset retirement obligation	47,157,763	-
Total long-term liabilities	48,385,794	1,814,701
Total liabilities	52,312,661	5,358,310

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 108,616,078 and 104,727,189 shares issued and outstanding, respectively	108,616	104,727
Additional paid-in-capital	58,374,651	57,609,560
Accumulated deficit	(52,578,436)	(56,879,882)
Total stockholders’ equity	5,904,831	834,405
Total Liabilities and Stockholders’ Equity	$58,217,492	$6,192,715

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$1,391,482	$2,349,738	$2,087,183	$6,259,631
Cost of services	883,160	2,498,667	1,575,010	6,389,706
Gross profit (loss)	508,322	(148,929)	512,173	(130,075)

Operating expenses:
General and administrative	624,771	697,699	1,183,918	1,641,600
Total operating expenses	624,771	697,699	1,183,918	1,641,600

Profit (loss) from operations	(116,449)	(846,628)	(671,745)	(1,771,675)

Other income (expense):
Other income	-	485	83,627	18,590
Gain on bargain purchase	-	-	5,602,484	-
Gain (loss) on sale of fixed assets	(34,012)	-	25,668	-
Deficiency claim on returned equipment	(560,402)	-	(560,402)	-
Interest expense	(87,318)	(165,660)	(178,186)	(340,918)
Total other income (expense)	(681,732)	(165,175)	4,973,191	(322,328)

Income (loss) from continuing operations	(798,181)	(1,011,803)	4,301,446	(2,094,003)
Loss from discontinued operations	-	(157,278)	-	(288,918)
Income tax expense	-	56,600	-	56,600
Net income (loss)	$(798,181)	$(1,225,681)	$4,301,446	$(2,439,521)

Net profit (loss) per share – basic and diluted	$(0.01)	$(0.01)	$0.04	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	108,094,100	101,552,586	106,406,032	101,288,035

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2025	108,616,078	$108,616	$58,210,161	$(51,780,255)	$6,538,522
Shares issued	-	-	-	-	-
Stock based compensation	-	-	164,490	-	164,490
Net loss	-	-	-	(798,181)	(798,181)
Balance as of June 30, 2025 (Unaudited)	108,616,078	$108,616	$58,374,651	$(52,578,436)	$5,904,831

	Three Months Ended June 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2024	101,023,485	$101,023	$56,552,294	$(48,295,639)	$8,357,678
Shares issued	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	51,990	-	51,990
Net loss	-	-	-	(1,225,681)	(1,225,681)
Balance as of June 30, 2024 (Unaudited)	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987

	Six Months Ended June 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405
Shares issued for cash	3,888,889	3,889	596,111	-	600,000
Stock based compensation	-	-	168,980	-	168,980
Net profit	-	-	-	4,301,446	4,301,446
Balance as of June 30, 2025	108,616,078	$108,616	$58,374,651	$(52,578,436)	$5,904,831

	Six Months Ended June 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028
Shares issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	56,480	-	56,480
Net loss	-	-	-	(2,439,521)	(2,439,521)
Balance as of June 30, 2024	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,301,446	$(2,439,521)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	(5,602,484)	-
Net gain on asset disposals	(25,668)	-
Deficiency claims on returned equipment	560,402	-
Fair value of vested stock options	168,980	56,480
Depreciation	125,043	1,276,872
Accretion on asset retirement obligations	524,033	-
Changes in operating assets and liabilities:
Accounts receivable	(6,653)	2,796,626
Contract assets	154,354	(1,127,652)
Inventory	-	(725,429)
Prepaid expenses and other current assets	(38,639)	73,121
Deposits	(5,137)	150,000
Accounts payable	(53,416)	(1,677,147)
Accrued expenses	11,746	(46,881)
Net cash provided by (used in) operating activities	114,007	(1,663,531)

Cash flows from investing activities:
Cash paid for asset retirement obligations	(415,338)	-
Equipment purchases	(100,000)	-
Proceeds from asset sales	404,500	-
Net cash (used in) investing activities	(110,838)	-

Cash flows from financing activities:
Proceeds from stock issuance	600,000	1,000,000
Repayment of line of credit	(200,000)	(200,000)
Repayment of long-term debt	(522,143)	(1,189,556)
Net cash (used in) financing activities	(122,143)	(389,556)

Net (decrease) in cash and cash equivalents	(118,974)	(2,053,087)

Cash and cash equivalents - beginning of period	167,286	2,176,800
Cash and cash equivalents - end of period	$48,312	$123,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$110,215	$251,348

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

In March 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia (“Fola Acquisition”). As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29.3 million and assumed an obligation to manage an additional 21 mining permits at the Fola Mine with a reclamation bond amount of $13.8 million. The Company also assumed two coal royalty contracts and one 25-year solar lease with a multi-national corporation for the development of a large-scale solar project located on more than 1,000 acres at the Fola Mine. The Fola Acquisition is described in more detail in Note 3.

On May 30, 2025, Range Sky View Land LLC (“Range Sky”), a wholly-owned subsidiary of the Company, entered into a Transaction Advisory Agreement (“Advisory Agreement”) with AppleAtcha Land, LLC (“AppleAtcha”) and WV Reclaim Co, LLC (“Reclaim”) pursuant to which AppleAtcha and Reclaim agreed to pay Range Sky $750,000 and $25,000, respectively (collectively, the “Advisory Fee”), in consideration of Range Sky’s provision of transition advisory services in connection with the sale by AppleAtcha and Reclaim of (i) approximately 424.80 acres of surface interests and 3,773.60 acres of mineral interests and (ii) three (3) related mining permits ((i) and (ii) collectively referred to herein as the “Ramp Run Mine”). The Advisory Fee is due and payable only upon the closing of the sale of the Ramp Run Mine to a third-party (the “Payment Condition”). The Advisory Agreement is terminable by any of the parties on written notice to the others provided that in the event that the Payment Condition is satisfied within 120 days after the date of a termination by Reclaim and AppleAtcha, then in such case, Range Sky would still be entitled to receive the Advisory Fee payable in full on the closing date of the sale. The Agreement also contains terms and conditions that are customary and typical for a transaction of this nature.

AppleAtcha is a wholly-owned subsidiary of Fola Landholding, LLC (“Fola Holding”). Fola Holding is 80%-owned by Tower IV, LLC, an investment entity owned by the daughters of Joseph E. LoConti, the Company’s largest shareholder (“LoConti”). Devica Capital, LLC (“Devica”) owns the remaining 20% of AppleAtcha. Michael Cavanaugh (“Cavanaugh”), the Company’s Chief Executive Officer and member of the Company’s board of directors, owns 100% of Devica. LoConti and Cavanaugh are managers of Fola Holding and AppleAtcha. LoConti also indirectly owns approximately 9% of the outstanding stock of Continental Heritage Insurance Company, a specialty insurance company, which has issued the reclamation bonds associated with the Ramp Run Mine.

In June 2025, the Company, through its wholly owned subsidiary Range Sky View Land LLC, acquired two mining permits at the Fola Mine and assumed an associated coal mining lease (“Winoc Acquisition”). As part of the Winoc Acquisition, the Company recognized an asset retirement obligation of $10,399,477 and derecognized a reclamation bond obligation of $5,184,920.

As a result of the various transactions referenced in this Note 1, the Company has reorganized its operations into two operating business segments: (i) Range Land and (ii) Range Services.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2025, the Company incurred a net loss of $1,301,038 (net of the gain on bargain purchase of $5,602,484 related to the Fola Acquisition) and used $118,974 of cash in the Company’s activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of June 30, 2025, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $48,312 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

Revenue earned over time compared to a point in time is as follows for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Earned over time	$-	$1,179,341
Point in time	1,391,482	1,170,397
Total revenue	1,391,482	2,349,738

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Earned over time	$-	$2,049,835
Point in time	2,087,183	4,209,796
Total revenue	2,087,183	6,259,631

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. There were no contract receivables at June 30, 2025, and $154,354 at December 31, 2024. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of June 30, 2025 or December 31, 2024 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the six months ended June 30, 2025 or the six months ended June 30, 2024. Accounts receivable were $257,207 and $3,209,070 at June 30, 2025 and December 31, 2024, respectively. No credit loss expense was accrued in either the six months ended June 30, 2025 or the six months ended June 30, 2024 and there is no allowance for expected credit losses as of June 30, 2025 or December 31, 2024.

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

Details of contract assets arising from reclamation contracts in process as of June 30, 2025 and December 31, 2024 are as follows. The Company did not have any active abandoned mine land projects as of June 30, 2025 therefore no contract assets were recognized on that date.

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

	June 30, 2025	December 31, 2024

Equipment	$1,075,942	$3,433,543
Accumulated depreciation	(689,046)	(2,542,771)
Net book value	386,896	890,772
Depreciation expense	$125,043	$1,868,997

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

The following table summarizes the changes in asset retirement obligations for the three months ended June 30, 2025:

Total asset retirement obligations as of March 31, 2025	$43,079,071
Accretion expense for the period	524,033
Sites removed during the period	(6,429,480)
Sites added during the period	10,399,477
Expenditures during the period	(415,338)
Total asset retirement obligations as of June 30, 2025	$47,157,763

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of June 30, 2025, the Company had no material lease commitments for longer than one year.

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

	June 30, 2025	December 31, 2024
Options	12,243,376	11,594,210
Warrants	3,166,667	3,166,667
Total	15,410,043	14,760,877

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

Segments

As of June 30, 2025, the Company has two operating business segments: (i) Range Land and (ii) Range Services. The Fola Mine, including the royalty and lease agreements assigned in connection with the Fola Acquisition, and the Hobet Mine are reported in the Range Land operating business segment. Effective January 1, 2025, the business activities of the Range Reclaim, Range Security and Range Water operating business segments, which had been previously-reported as separate operating business segments, are now captured as part of the Range Services operating business segment. This change was implemented as each of these business segments now serve to support the reclamation and improvement of the land holdings of Range Land and not as businesses serving other customers. The change in the segment reporting is shown retrospectively in this filing. Graphium Biosciences was sold in September 2024 and therefore the drug development business segment named Graphium Biosciences is no longer reported as an operating business segment of the Company.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, this ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the period ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date of this guidance is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

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

Collins Building contributed $572,886 of revenue and $1,681 of net income to the Company’s consolidated revenues and net income for the six months ended June 30, 2025. This revenue was created as a pass-through to a subcontractor who is completing contracts that belong to Collins Building for abandoned mine sites. We anticipate these contracts will be completed by the end of 2025. Collins Building’s operations contributed revenues of $0 and net loss of $274,081 to the Company’s consolidated revenues and net loss for the three months ended June 30, 2024. For the six months ended June 30, 2024, Collins Building’s operations contributed no revenue and a net loss of $544,836. The losses stem primarily from depreciation of equipment and buildings purchased as part of the Collins Building acquisition.

3. ACQUISITION OF FOLA MINE SITE

On March 31, 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia. As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits at the Fola Mine with a reclamation bond amount of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition, and capitalized an equal amount onto the fair value of the acquired land on that same date. The Company also assumed two coal royalty contracts and one 25-year solar lease for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

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

Loss from Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2024 consists of results from Graphium Biosciences operations. The Company had no discontinued operations for the three and six months ended June 30, 2025. The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

	3 Months Ended June 30, 2024	6 Months Ended June 30, 2024

Operating expenses:
Research and development	$157,278	$288,918
Total operating expenses	157,278	288,918

Loss from discontinued operations	$(157,278)	$(288,918)

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

6. STOCK OPTIONS

Stock options issued during the three months ended June 30, 2025 and the three months ended June 30, 2024

During the three months ended June 30, 2025, the Company granted options to an officer and two directors to purchase 250,000 shares (each) of the Company’s common stock with an exercise price of $0.148 per share that expire ten years from the date of grant. All options vested upon grant. The fair value of the option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 259.90%, (ii) discount rate of 3.75%, (iii) zero expected dividend yield, and (iv) expected life of 10 years, which is the term of the options. The total fair value of the option grants at their grant dates was approximately $37,500 each, for a total of $112,500 which was allocated to general and administrative expenses during the three months ended June 30, 2025. In addition to the expense recorded for the new option awards, there was $51,990 recorded for amortized stock-based awards during the three months ended June 30, 2025.

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

During the three months ended June 30, 2025, the Company recorded $164,490 in stock-based compensation expense. For the three months ended June 30, 2024, the Company recorded $51,990 stock-based compensation expense related to vested stock options. At June 30, 2025, there was no unamortized cost for outstanding stock-based awards.

A summary of the Company’s stock option activity during the three months ended June 30, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding at December 31, 2024	11,594,210	$0.45
Granted	750,000	0.15
Exchanged	-	-
Exercised	-	-
Expired	(100,834)	2.16
Forfeited	-	-
Balance Outstanding at June 30, 2025	12,243,376	$0.42
Balance Exercisable at June 30, 2025	12,243,376	$0.42

At June 30, 2025, the 12,243,376 outstanding stock options had $67,630 of intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, June 30, 2025	100,000	$0.1337	$0.1337
	750,000	$0.148	$0.148
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	500,000	$2.00 - 2.79	$2.00 - 2.79
	12,243,376

7. WARRANTS

A summary of warrants to purchase common stock issued during the six months ended June 30, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding and Exercisable at December 31, 2024	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance Outstanding and Exercisable at June 30, 2025	3,166,667	$0.56

At June 30, 2025, the 3,166,667 outstanding stock warrants had no intrinsic value.

8. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the parties amended and restated this line of credit. The line of credit, as amended, has a maturity date of December 31, 2025, and bears interest at the fixed rate of eight and three-quarters percent (8.75%). As of June 30, 2025 and December 31, 2024, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December. The loan has a maturity date of December 31, 2025, and bears interest at the fixed rate of seven and three-quarters per cent (7.75%). As of June 30, 2025 and December 31, 2024, the balance due under the loan was $800,000 and $1,000,000, respectively.

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

In November 2024, certain equipment items no longer needed by the Company were surrendered to the financing company which held liens on the equipment, in exchange for a release of debt. The result of this transaction was a reduction of the net equipment values on the balance sheet and a reduction in long-term debt of $1,012,375. In June 2025, the financing company asserted deficiency claims in the amount of $560,402 which are included in the financial statements as an other expense in the consolidated statement of operations and as an accrued expense as of June 30, 2025.

A summary of payments due under the Company’s long-term debt by year is as follows:

Equipment Financing

2025 – due between July 1, 2025 and June 30, 2026	854,246
2026 – due between July 1, 2026 and June 30, 2027	465,582
2027 – due between July 1, 2027 and June 30, 2028	458,135
2028 – due between July 1, 2028 and June 30, 2029	304,314
Total long-term debt	$2,082,277

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer were 54% and 0% of total sales for the three and six months ended June 30, 2025, respectively. Sales to the Company’s two largest customers constituted 92% and 89% of total sales for the three and six months ended June 30, 2024, respectively.

Accounts receivable from the largest customer were 0% of total accounts receivable as of June 30, 2025 and December 31, 2024. Accounts receivable as of June 30, 2025 were 46% from the second largest customer as of June 30, 2025. Accounts receivable from this customer were 17% as of December 31, 2024.

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

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended June 30, 2025
	Range Land	Range Services	Corporate	Total

Sales	$1,106,089	$285,393	$-	$1,391,482
Gross profit (loss)	562,056	(53,734)	-	508,322
Net income (loss)	543,207	(908,563)	(432,825)	(798,181)

Total assets	56,757,222	1,402,602	57,668	58,217,492
Depreciation	-	40,260	-	40,260
Interest expense	-	65,200	22,118	87,318
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended June 30, 2024
	Range Land	Range Services	Corporate	Total

Sales	$-	$2,349,738	$-	$2,349,738
Gross profit (loss)	-	(148,929)	-	(148,929)
Net income (loss)	-	(769,176)	(456,505)	(1,225,681)

Total assets	1,008,940	17,668,095	764,485	19,441,520
Depreciation	-	638,437	-	638,437
Interest expense	-	61,195	104,465	165,660
Tax expense	-	-	56,600	56,600
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the six months ended June 30, 2025
	Range Land	Range Services	Corporate	Total

Sales	$1,106,089	$981,094	$-	$2,087,183
Gross profit (loss)	539,556	(27,383)	-	512,173
Net income (loss)	6,122,626	(1,130,532)	(690,648)	4,301,446

Total assets	56,757,222	1,402,602	57,668	58,217,492
Depreciation	-	125,043	-	125,043
Interest expense	-	147,734	30,452	178,186
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

	For the six months ended June 30, 2024
	Range Land	Range Services	Corporate	Total

Sales	$-	$6,259,631	$-	$6,259,631
Gross profit (loss)	-	(130,075)	-	(130,075)
Net income (loss)	-	(1,511,954)	(927,567)	(2,439,521)

Total assets	1,008,940	17,668,095	764,485	19,441,520
Depreciation	-	1,276,872	-	1,276,872
Interest expense	-	154,173	186,745	340,918
Tax expense	-	-	56,600	56,600
Capital expenditures for long-lived assets	$-	$-	$-	$-

13. SUBSEQUENT EVENTS

On July 1, 2025, the coal mining lease assumed as part of the Winoc Acquisition became effective.

In early August 2025, the equipment held for sale was surrendered to the financing company which held liens on the equipment.

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

Our corporate headquarters is located in Cleveland, Ohio, with an additional office in Fola, West Virginia. As of August 14, 2025, we employed 10 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

Range Land

The Company, through its wholly-owned subsidiary, Range Land, LLC, and its subsidiaries (“Range Land”), is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments, with a particular focus on renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of our air, land and waterways.

According to industry estimates, Appalachia contains nearly one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these troubled mine sites are subject to mining permits and associated reclamation bonds which prevent the land from being repurposed for non-mining uses until the land has been reclaimed and the permits and bonds have been released by the applicable state’s environmental protection department. Water quality is a particularly challenging issue since a permit can only be released if the site has at least 12-months of compliant water samples without active chemical treatment, which heightens the need for water restoration solutions to help transition former mine land to economically viable non-mining uses.

The Company has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure mine sites to protect the significant historical investment in infrastructure. In addition, the Company has expertise in the permit and bond release process, which is critical to unlocking the underlying value of former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose in order.

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

On March 31, 2025, the Company, through its wholly-owned subsidiary, Range Sky View Land, LLC (“Range Sky”), acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia pursuant to which the Company acquired 15 mining permits with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits with an estimated reclamation obligation of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition and capitalized an equal amount onto the fair value of the acquired land on that same date. The Company also assumed two coal royalty contracts and one 25-year solar lease with a multi-national corporation for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

In June 2025, Range Sky acquired an additional two mining permits at the Fola Mine and assumed an associated coal mining lease (“Winoc Acquisition”). As part of the Winoc Acquisition, the Company recognized an asset retirement obligation of $10,399,477 and derecognized a reclamation bond obligation of $5,184,920.

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

Results of Operations

Three Months Ended June 30, 2025 and June 30, 2024

The Company’s revenue for the three months ended June 30, 2025 was $1,391,482 and its gross profit was $508,322. The Company’s revenue for the three months ended June 30, 2024 was $2,349,738 and its gross loss was $148,929. The significant decrease in revenue is primarily a result of management’s decision to exit its coal mining business in 2024.

For the three months ended June 30, 2025, general and administrative expenses were $624,771, compared to $697,699 for the three months ended June 30, 2024 (a decrease of $72,928). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest decrease in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was attributable to professional and legal fees of $108,446, labor and benefit costs of $35,212, and insurance costs of $34,663, offset by an increase in stock option expense of $112,500.

For the three months ended June 30, 2025, the Company incurred net other expense in the amount of $681,732 compared to $165,175 for the three months ended June 30, 2024 (an increase of $516,557). This increase in net other expense was attributable to a deficiency claim on equipment surrendered of $560,402 and loss on sale of other equipment of $34,012 offset by lower interest expense of $78,342.

Net loss for the three months ended June 30, 2025 was $798,181 compared to a net loss of $1,225,681 for the three months ended June 30, 2024 (an improvement of $427,500).

Six Months Ended June 30, 2025 and June 30, 2024

The Company’s revenue for the six months ended June 30, 2025 was $2,087,183 and its gross profit was $512,173. The Company’s revenue for the six months ended June 30, 2024 was $6,259,631 and its gross loss was $130,075. The significant decrease in revenue is primarily a result of management’s decision to exit its coal mining business in 2024.

For the six months ended June 30, 2025, general and administrative expenses were $1,183,918, compared to $1,614,600 incurred for the six months ended June 30, 2024 (a decrease of $457,682). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest decrease in general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was attributable to labor and benefit costs of $235,385, professional and legal fees of $151,989, and insurance costs of $151,650, offset by an increase in stock option expense of $112,500.

For the six months ended June 30, 2025, the Company generated net other income in the amount of $4,973,191 compared net other expense of $322,328 recorded for the six months ended June 30, 2024 (an increase of $5,295,519). In 2025, the Company recognized a gain on bargain purchase of $5,602,484, other income of $83,627 and a gain on sale of assets of $25,668 offset by a $560,402 deficiency claim on surrendered equipment and $178,186 of interest. In 2024 the Company had interest expense of $340,918 offset by $18,590 of other income.

Net income for the six months ended June 30, 2025 was $4,301,446 compared to a net loss of $2,439,521 for the six months ended June 30, 2024 (an improvement of $6,740,967).

Liquidity and Capital Resources

As of June 30, 2025, the Company had total current assets of $1,211,631, comprised of: (i) cash of $48,312; (ii) accounts receivable of $257,207; (iii) equipment held for sale of $833,613; (iv) prepaid expenses of $67,362; and (v) deposits of $5,137. As of June 30, 2025, the Company had total current liabilities of $3,926,867, comprised of: (i) outstanding amounts on lines of credit of $1,800,000; (ii) accounts payable of $503,145; (iii) accrued expenses of $769,476, and (iv) the current portion of long-term debt of $854,246. As a result, as of June 30, 2025, the Company had negative working capital of $2,715,236. As of December 31, 2024, the Company had positive working capital of $749,437.

As of June 30, 2025, the Company had long-term assets of $57,005,861, comprised of: (i) land, including asset retirement cost, of $56,618,965, and (ii) net equipment assets of $386,896. As of June 30, 2025, the Company had long-term liabilities of $48,385,794, comprised of (i) asset retirement obligations of $47,157,763 and (ii) long-term debt, net of current portion of $1,228,031. As of December 31, 2024, the Company had long-term assets of $1,899,669, comprised of (i) land of $1,008,897 and (ii) net equipment assets of $890,772. As of December 31, 2024, the Company had long-term liabilities of $1,814,701, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating expenses to be partially offset by royalty income generated by Range Land. Based on the Company’s current cash balance of $48,312 and no current availability under its revolving credit line, the Company may not have sufficient funds to operate its business over the next 12 months. If additional capital is needed in excess of our current capital resources, we will explore financing options to fund our growth strategy and shareholder value creation plan.

Our estimated total net cash flow for the 12-month period ending June 30, 2026 could decrease if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Provided By (Used In) Operating Activities

For the six months ended June 30, 2025, net cash generated by operating activities was $114,007, comprised of: (i) net income of $4,301,446; (ii) non-cash depreciation of $125,043; (iii) non-cash accretion expense of $524,033; (iv) add-back of the non-cash bargain purchase gain of $5,602,484; (v) a gain on asset disposals of $25,668; (vi) non-cash vested stock option expense of $168,980; (vii) a decrease in current assets of $103,925; and (vii) a decrease in current liabilities of $41,670. For the six months ended June 30, 2024, net cash used in operating activities was $(1,663,531), comprised of: (i) net loss of $2,439,521; (ii) non-cash depreciation of $1,276,872; (iii) non-cash vested stock option expense of $56,480; (iv) a decrease in current assets of $1,016,666; and (v) a decrease in current liabilities of $1,574,028.

Net Cash Provided By (Used In) Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $110,838, comprised of $404,500 of proceeds from the sale of equipment, partially offset by $100,000 for equipment purchases and cash paid for asset retirement obligations of $415,338. For the six months ended June 30, 2024, there was no net cash provided by or used in investing activities.

Net Cash Used In Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $122,143, comprised of $600,000 from the sale of common stock, offset by the repayment of long-term debt of $522,143 and repayment of bank debt of $200,000. For the six months ended June 30, 2024, net cash used in financing activities was $389,556, comprised $1,000,000 from the sale of common stock offset by the repayment of long-term debt of $1,189,556 and repayment of the bank debt of $200,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financing. If we issue equity or convertible debt securities to help fund acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution. In addition, the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

The Company may not be able to continue as a going concern.

As reflected in the accompanying financial statements, during the six months ended June 30, 2025, the Company incurred a net loss of $1,301,038 (net of the gain on bargain purchase of $5,602,484 related to the Fola Acquisition) and used $118,974 of cash in the Company’s activities. The Company estimates, as of June 30, 2025, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $48,312 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Due to these and other factors, there is substantial doubt of the Company’s ability to continue as a going concern.

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

Conversion of Former Mining Properties to Residential, Commercial, Recreational or Other Uses Involves Substantial Risk

Our efforts to redevelop former coal mining sites for residential, commercial, recreational or other uses involve numerous uncertainties, including environmental remediation, land subsidence, water quality issues, regulatory approvals, community opposition, and infrastructure development. Any delays or unforeseen costs in these areas could materially affect our financial results and delay or prevent monetization of these assets. These risks include, but are not limited to:

●	Environmental Risks: Contamination or pollution on the sites we set to convert to non-mining uses can require expensive remediation under both federal and state environmental protection laws and regulations;

●	Reclamation Costs Risks: The costs to reclaim the land to the standard required to obtain bond releases may take longer and cost more than anticipated due to many factors, including, without limitation, the costs and availability of labor, equipment and supplies.

●	Infrastructure Risks: Insufficient access to water, sewer, power or roads may require significant investments; utility easements or underground infrastructure can limit buildable or usable area;

●	Financial and Market Risks: Market conditions may shift (e.g., a housing downturn, inflation, rising interest rates) leading to us overestimating demand for the intended use or not being able to convert the land within budget;

●	Legal and Title Risks: There may be defects in title or unclear ownership which could, in turn, lead to disputes; existing easements, covenants or restrictions may limit development;

●	Community and Political Risks: There may be changes in local political offices that could adversely affect the proposed redevelopment of the land and community resistance may lead to delays or denials of necessary approvals.

●	Entitlement and Permitting Risks: There may be delays in obtaining permits for grading, building and environmental compliance which could lead to redesign or project abandonment.

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

Our ability to expand our business, both within our current service areas and into new areas, involves significant risks, including, but not limited to:

●	changes in the regulatory, legal and political landscape reducing the demand for, and incentives relating to, our land reclamation, water treatment and related environmental services;

●	receiving or maintaining necessary regulatory permits, licenses or approvals;

●	downturns in economic or population growth and development in our service areas, particularly in the coal mining industry and in those agricultural and commercial businesses and real estate developments which could benefit from our land reclamation and water treatment services;

●	risks related to planning and commencing new operations, including inaccurate assessment of the demand for our land reclamation, water treatment and related environmental services and products and inability to begin operations as scheduled; and

●	our potential inability to identify suitable acquisition opportunities or to form relationships with coal mining operators or other landowners necessary to form strategic partnerships.

A significant or extended decline in the royalties we receive from those mining companies mining on our land under our mining permits could adversely affect our operating results and cash flows.

Our financial results are significantly affected by the royalties we receive for the coal mined on our property. Extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to pay for the required reclamation activities or expand operations on our owned mine sites. Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; geopolitical risks, the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. Any adverse change in these factors could result in weaker demand and possibly lower prices for the coal mined pursuant to our permits which would reduce our revenues from coal royalties.

Concentration on specific projects and regions may expose us to heightened financial exposure.

The success of our business may be heavily dependent on one or a limited number of reclamation and redevelopment projects. The financial performance of those projects depends on our ability to perform our reclamation and repurposing services, and secure long-term redevelopment partners. Our financial results could be materially and adversely affected if any of our reclamation and redevelopment projects fail. We cannot be assured that such performance failures will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Moreover, there can be no assurance that we will be able to identify, underwrite and acquire additional mine sites to reclaim and redevelop on favorable terms or at all.

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

We may face competition in our industry, and if so, we may be unable to attract redevelopment partners and maintain a viable business.

There can be no assurance that we will be able to successfully compete with any competitors that may arise. Our competitors may be able to offer similar services which prove to be more popular with potential redevelopment partners than our services. Our ability to grow and achieve profitability will depend on our ability to satisfy our redevelopment partners and withstand increasing competition. There can be no assurance that we will be able to achieve or maintain a successful competitive position.

If we become subject to environmentally-related claims, we could incur significant cost and time to comply.

Our land reclamation and water treatment activities create a risk of significant environmental liabilities and reputational damage. Under applicable environmental laws and regulations, we could be strictly, jointly and severally liable for releases of regulated substances by us at the properties of others, including if such releases result in contamination of air or water or cause harm to individuals. Our business activities also create a risk of contamination or injury to our employees, customers or third parties, from the use, treatment, storage, transfer, handling and/or disposal of these materials.

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

A number of contaminants might be found in water that we treat that may have a negative impact on the local ecosystem. The potential impact of a contamination of water on our owned land is difficult to predict and could lead to an increased risk of exposure to liability claims, increased scrutiny by federal and state regulatory agencies and negative publicity.

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

Although we maintain general liability, property and commercial insurance coverage in amounts which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the operation of our business.

Our land reclamation and water treatment operations is subject to various statutory and regulatory requirements, which may increase in the future.

Our land reclamation and water treatment operations is subject to various statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our land reclamation and water treatment operations is subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services. Unexpected delays in completing required land reclamation or water treatment operations could have a materially adverse impact on our intended land redevelopment operations.

The environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to operate.

Our land reclamation and water treatment operations are subject to various federal, state, and local environmental requirements, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of coal mining and groundwater contamination. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and contractors, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we face the risk of being subject to government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on contaminated sites. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation often present new business opportunities for us; however, such changes may also result in increased operating and compliance costs. While we seek to monitor the landscape of environmental regulation, our ability to navigate is limited by our small size and resources, and any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.

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

Our land reclamation and water treatment operations will be limited to former mine sites that we acquire and will be based on the revenue we generate, including through coal royalty agreements. The coal mining industry is affected by a number of factors, including the cyclical nature of the coal prices, increased use of alternative types of energy and technological developments in the coal mining extraction process. A significant reduction in the demand for coal mining would reduce our royalties, which would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our consideration of sustainability and environmental criteria as the pre-eminent part of our business and investment strategy will limit the types and number of assets and business opportunities available to the Company and may result in the Company engaging in industry sectors that underperform the market as a whole, or forgoing opportunities to invest available capital in assets and businesses that might otherwise be advantageous to acquire or develop. If we are not successful in acquiring or developing desirable businesses or assets which fit within our business strategy or if those businesses and assets do not generate sufficient revenue, our business, financial condition and results of operations could be materially adversely affected.

Our impact investing strategy is new, untested and may not be successful.

Our impact investing strategy is qualitative and subjective by nature, and there is no guarantee that the factors we utilize in making capital and other resource allocation decisions or any judgment exercised by our management or board will reflect the opinions of any particular shareholder, and the investment criteria utilized by the Company may differ from the investment criteria that any particular shareholder considers relevant in evaluating a company’s sustainability or impact investing practices. In making allocation and investment decisions, Company management will be dependent upon information and data obtained through voluntary or third-party reporting, if available, that may be incomplete, inaccurate or present conflicting information and data with respect to a particular opportunity, which in each case could cause the Company to incorrectly assess a potential target’s business practices with respect to its sustainability and impact investing practices. Socially and environmentally-responsible norms differ by region. As a result of the Company’s engagement activities, the Company may make an investment in assets and businesses that do not currently engage in sustainability or impact investing practices that meet criteria established by the Company in an effort to improve such target’s impact investing practices. Successful application of the Company’s impact investing strategy and management’s engagement efforts will depend on management’s skill in properly identifying and analyzing material sustainability issues, and there can be no assurance that the strategy or techniques employed will be successful.

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

Sustainability-focused assets and businesses we may seek to acquire or develop will require substantial capital investment. Our access to capital on acceptable or favorable terms to us is necessary for the success of our impact investing strategy, particularly in enhancing our portfolio through M&A activities. Our attempts to obtain the necessary future financing may not be successful or result in financing available on favorable terms. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the success of our business, the credit quality of the businesses being financed, and the continued existence of tax laws which are conducive to raising capital for these types of activities. If we are not able to obtain financing on a substantially non-recourse or limited recourse basis, we may have to finance our M&A activities using recourse capital such as direct equity investments or the incurrence of additional debt by us. Also, in the absence of favorable financing options, we may decide not to develop or acquire facilities or businesses from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

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

In carrying out our impact investing strategy, we may decide to enter into a transaction or acquire a business affiliated with our executive officers, directors or one or more of our major shareholders. We would pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a business combination or other transaction, and such transaction was approved by a majority of our independent and disinterested directors. We may not obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to the Company from a financial point of view of such a business combination or transaction. In the event of a transaction with an affiliated entity, potential conflicts of interest may exist and, as a result, the terms of the transaction may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. We have entered into transactions with affiliated entities in the past and expect to do so in the future under the conditions set forth herein.

We may not be able to successfully conclude the transactions or integrate the businesses which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

We intend to carry out our impact investing strategy primarily through acquisitions. Integrating acquisitions is often costly, and we may be unable to successfully integrate our acquired businesses with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired businesses involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired businesses to achieve the results we expect;
●	inability to retain key personnel of the acquired businesses;
●	risks associated with unanticipated events or liabilities; and
●	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired businesses suffers customer dissatisfaction or performance problems, this could adversely affect our reputation and could materially and adversely affect our business, financial condition, future results and cash flow.

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

Our common stock is quoted on the OTCQB trading on the OTCQB is frequently highly volatile, with low trading volume. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to the Company, including general market conditions. An active market for our common stock may never develop, in which case it could be difficult for stockholders to sell their common stock. The market price of our common stock could continue to fluctuate substantially.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of June 30, 2025, 108,616,078 shares were outstanding and 18,855,879 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 47.2% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

10.17

Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land, LLC, effective as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.18

Purchase and Sale Agreement by and between WV Reclaim Co, LLC and Range Sky View Land LLC effective June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10..19

Assignment and Assumption Agreement by and between AppleAtcha Land LLC and Range Sky View Land LLC effective July 1, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

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

Date: August 14, 2025

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

10.17

Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land, LLC, effective as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.18

Purchase and Sale Agreement by and between WV Reclaim Co, LLC and Range Sky View Land LLC effective June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.19

Assignment and Assumption Agreement by and between AppleAtcha Land LLC and Range Sky View Land LLC effective July 1, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

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

