Form 10-Q
period 2025-09-30
RANGE IMPACT, INC.
filed 2025-11-14
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of November 13, 2025, there were 112,282,745 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$285,388	$167,286
Accounts receivable	447,162	3,209,070
Contract assets	-	154,354
Prepaid expenses	52,897	28,723
Deposits	15,395	-
Equipment held for sale	-	733,613
Total current assets	800,842	4,293,046
Long-term Assets
Land	56,618,965	1,008,897
Property and equipment, net of accumulated depreciation	135,285	890,772
Total long-term assets	56,754,250	1,899,669
Total Assets	$57,555,092	$6,192,715

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$-	$2,000,000
Current portion of long-term debt	-	789,719
Current portion of bank debt	300,000	-
Accounts payable	499,211	556,562
Accrued expenses	1,895,284	197,328
Total current liabilities	2,694,495	3,543,609
Long-term Liabilities
Bank debt, net of current portion	1,500,000	-
Long-term debt, net of current portion	-	1,814,701
Asset retirement obligation	47,539,147	-
Total long-term liabilities	49,039,147	1,814,701
Total liabilities	51,733,642	5,358,310

Stockholders’ Equity
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 112,282,745 and 104,727,189 shares issued and outstanding, respectively	112,283	104,727
Additional paid-in-capital	58,920,984	57,609,560
Accumulated deficit	(53,211,817)	(56,879,882)
Total stockholders’ equity	5,821,450	834,405
Total Liabilities and Stockholders’ Equity	$57,555,092	$6,192,715

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$778,767	$2,171,655	$2,865,950	$8,431,286
Cost of services	970,495	2,564,583	2,545,505	8,954,289
Gross profit (loss)	(191,728)	(392,928)	320,445	(523,003)

Operating expenses:
General and administrative	378,825	473,942	1,562,743	2,115,542
Total operating expenses	378,825	473,942	1,562,743	2,115,542

Profit (loss) from operations	(570,553)	(866,870)	(1,242,298)	(2,638,545)

Other income (expense):
Other income	-	33,586	83,627	52,176
Gain on bargain purchase	-	-	5,602,484	-
Gain (loss) on sale of fixed assets	(24,583)	(3,751,680)	1,085	(3,751,680)
Deficiency claim on returned equipment	-	-	(560,402)	-
Interest expense	(38,245)	(155,404)	(216,431)	(496,322)
Total other income (expense)	(62,828)	(3,873,498)	4,910,363	(4,195,826)

Income (loss) from continuing operations	(633,381)	(4,740,368)	3,668,065	(6,834,371)
Loss from discontinued operations	-	(177,015)	-	(465,933)
Income tax expense	-	2,955	-	59,555
Net income (loss)	$(633,381)	$(4,920,338)	$3,668,065	$(7,359,859)

Net profit (loss) per share – basic and diluted	$(0.01)	$(0.05)	$0.03	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	108,094,100	103,148,561	107,446,519	102,442,788

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2025	108,616,078	$108,616	$58,374,651	$(52,578,436)	$5,904,831
Shares issued	3,666,667	3,667	546,333	-	550,000
Stock based compensation	-	-	-	-	-
Net loss	-	-	-	(633,381)	(633,381)
Balance as of September 30, 2025 (Unaudited)	112,282,745	$112,283	$58,920,984	$(53,211,817)	$5,821,450

	Three Months Ended September 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2024	104,727,189	$104,727	$57,600,580	$(49,521,320)	$8,183,987
Shares issued	-	-	-	-	-
Stock based compensation	-	-	4,490	-	4,490
Net loss	-	-	-	(4,920,338)	(4,920,338)
Balance as of September 30, 2024 (Unaudited)	104,727,189	$104,727	$57,605,070	$(54,441,658)	$3,268,139

	Nine Months Ended September 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405
Shares issued for cash	7,555,556	7,556	1,142,444	-	1,150,000
Stock based compensation	-	-	168,980	-	168,980
Net profit	-	-	-	3,668,065	3,668,065
Balance as of September 30, 2025	112,282,745	$112,283	$58,920,984	$(53,211,817)	$5,821,450

	Nine Months Ended September 30, 2024
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$9,567,028

Shares issued for cash	3,703,704	3,704	996,296	-	1,000,000
Stock based compensation	-	-	60,970	-	60,970
Net loss	-	-	-	(7,359,859)	(7,359,859)
Balance as of September 30, 2024	104,727,189	$104,727	$57,605,070	$(54,441,658)	$3,268,139

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,668,065	$(7,359,859)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	(5,602,484)	-
Net gain on asset disposals	(1,085)	-
Deficiency claims on returned equipment	560,402	-
Net loss on Collins Building disposal	-	3,043,799
Net loss on sale of assets	-	707,881
Gain on disposition of business	-	(100)
Fair value of vested stock options	168,980	60,970
Depreciation	150,381	1,594,152
Accretion on asset retirement obligations	1,243,945	-
Changes in operating assets and liabilities:
Accounts receivable	(219,421)	3,024,835
Unbilled receivables	22,813	26,800
Contract assets	154,354	(449,729)
Prepaid expenses and other current assets	(24,174)	85,349
Deposits	(15,395)	1,442
Accounts payable	(57,351)	(2,614,262)
Accrued expenses	(29,919)	10,818
Deposits from discontinued operations	-	8,534
Net cash provided by (used in) operating activities	19,111	(1,859,370)

Cash flows from investing activities:
Cash paid for asset retirement obligations	(753,866)	-
Equipment purchases	(100,000)	-
Proceeds from asset sales	525,000	270,000
Net insurance proceeds from casualty loss	-	160,000
Net proceeds from disposition of Graphium Biosciences	-	100
Net cash provided by (used in) investing activities	(328,866)	430,100

Cash flows from financing activities:
Issuance of shares for cash	1,150,000	1,000,000
Repayment of line of credit	(200,000)	(300,000)
Repayment of long-term debt	(522,143)	(1,202,944)
Net cash provided by (used in) financing activities	427,857	(502,944)

Net increase (decrease) in cash and cash equivalents	118,102	(1,932,214)

Cash and cash equivalents - beginning of period	167,286	2,176,800
Cash and cash equivalents - end of period	$285,388	$244,586

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$148,810	$43,303

Supplemental schedule of Non-Cash Investing and Financing Activities:
Conversion of line of credit and short term note to bank term loan	$1,800,000	-
Debt reduction from equipment returned to lender	$914,803	-
Debt forgiveness related to Collins Building asset disposal	$-	$2,940,836

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Since inception, the Company has undergone several strategic transformations conducting prior operations under the names Legend Mining Inc., Stevia First Corp., Vitality Biopharma, Inc., and Malachite Innovations, Inc. In December 2023, the Company adopted its current name and reorganized into six operating segments: Range Reclaim, Range Water, Range Security, Range Land, Range Minerals, and Graphium Biosciences. The Company expanded its environmental services operations through the acquisitions of Range Environmental Resources, Inc. and Range Natural Resources, Inc. in May 2022, and Collins Building & Contracting, Inc. in August 2023. The Company subsequently sold substantially all of the assets of Collins Building in August 2024 and divested Graphium Biosciences, Inc. in September 2024, as described in more detail in Note 4. As of June 2025, the Company conducts its business under two operating segments: Range Land and Range Services.

Significant land and asset acquisitions include:

●	Hobet Mine Acquisition (September 2023): The Company acquired 1,745 acres of surface and mineral interests in Lincoln and Boone Counties, West Virginia, for a total cash purchase price of $948,376.

●	Fola Mine Acquisition (March 2025): The Company acquired 120,154 acres of fee, surface, and mineral interests at the Fola Mine Complex in Clay and Nicholas Counties, West Virginia (the “Fola Acquisition”). The acquisition included 15 mining permits with an estimated reclamation obligation of $29.3 million and assumed management responsibility for 21 additional mining permits with a $13.8 million reclamation bond. The Company also assumed two coal royalty contracts, and a 25-year lease for a large-scale solar project. The Fola Acquisition is described in more detail in Note 3.

●	Ramp Run Mine Transaction (May 2025): The Company entered into a Transaction Advisory Agreement (“Advisory Agreement”) with AppleAtcha Land, LLC (“AppleAtcha”) and WV Reclaim Co, LLC (“Reclaim”), pursuant to which AppleAtcha and Reclaim agreed to pay the Company $750,000 and $25,000, respectively (collectively, the “Advisory Fee”) in connection with the Company’s purchase of (i) approximately 424.80 acres of surface interests and 3,773.60 acres of mineral interests and (ii) three (3) related mining permits ((i) and (ii) collectively referred to herein as the “Ramp Run Mine”).

●	Winoc Acquisition (June 2025): The Company acquired two mining permits and assumed an associated coal lease at the Fola Mine (the “Winoc Acquisition”), recognizing an asset retirement obligation of $10,399,477 and derecognizing a reclamation bond obligation of $5,184,920.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2025, the Company incurred a net loss of $1,934,419 (net of the gain on bargain purchase of $5,602,484 related to the Fola Acquisition) and generated $19,111 of cash in the Company’s operating activities, and has an accumulated deficit of $53,211,817. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

Since the Fola Acquisition in March 2025, the Company’s revenues primarily consist of royalty payments from third-party contract miners based on the sale of coal mined on our land. Prior to the Fola Acquisition discussed above, the Company invoiced customers and recognized revenue on a periodic basis for equipment and labor hours provided to a customer on a particular job based on an agreed-upon hourly rate sheet or a fixed amount for a project. The Company also invoiced customers and recognized revenue for equipment mobilization fees and materials and supplies required to complete a project. The Company invoiced for the sales of chemicals, stone and other products and recognized revenue when the products were delivered to the customer’s designated site or when control of these products was transferred to its customers, in an amount that reflected the consideration the Company expected to be entitled to in exchange for those products. Sales taxes and other taxes that the Company collects concurrently with revenue producing activities are excluded from revenue. Costs for equipment, labor and chemicals are generally expensed as incurred since the projects are generally short-term and not subject to a contract. The Company also invoiced customers for the provision of environmental security services at an agreed-upon hourly rate for each project. All revenue is recognized at a point in time.

Beginning in 2024, the Company recognizes revenue on reclamation contracts over time as performance obligations are satisfied due to the continuous transfer of control to the customer. The Company’s contracts are generally accounted for as a single performance obligation since the Company is providing a significant service of integrating components into a single project. The Company recognizes revenue using a cost-based input method by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion. This percentage is applied to the contract price to determine the amount of revenue to recognize. The Company believes the cost-based input method is the most faithful depiction of performance because it directly measures the value of the services transferred to the customer.

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

Revenue earned over time compared to a point in time is as follows for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Earned over time	$-	$13,572
Point in time	778,767	2,158,083
Total revenue	778,767	2,171,655

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Earned over time	$-	$2,063,407
Point in time	2,865,950	6,367,879
Total revenue	2,865,950	8,431,286

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

Accounts Receivable

Included as a component of accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. There were contract receivables of $0 and $154,354 at September 30, 2025 and December 31, 2024, respectively. Trade accounts receivable are stated at the amount management expects to collect from the balances outstanding as of September 30, 2025 or December 31, 2024 in the consolidated balance sheets. Based on management’s assessment, it has concluded that losses on balances outstanding as of those dates will be immaterial and therefore, no allowances were recorded for the nine months ended September 30, 2025 or the nine months ended September 30, 2024. Accounts receivable were $447,162 and $3,209,070 at September 30, 2025 and December 31, 2024, respectively. No credit loss expense was accrued in either the nine months ended September 30, 2025 or the nine months ended September 30, 2024 and there is no allowance for expected credit losses as of September 30, 2025 or December 31, 2024.

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

Details of contract assets arising from reclamation contracts in process as of December 31, 2024 are as follows. The Company did not have any active abandoned mine land projects as of September 30, 2025 therefore no contract assets were recognized on that date.

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

Equipment Held for Sale

Following the completion of specific projects in the fourth quarter of 2024, management concluded that certain equipment would no longer be required for future projects. Consequently, these items were separated and prepared for sale. It is not yet known whether there will be a gain or loss on the disposal of the equipment held for sale, but management believes the equipment assets are currently held at fair value. The Company recorded an impairment loss of $738,913 as of December 31, 2024. These assets are reported within the Range Services operating business segment. In August of 2025, these assets were returned to the equipment manufacturer who held loans against the equipment. It is expected that these assets will be sold in the fourth quarter of 2025 and any gain or loss on the disposal will be recognized in the period in which the sale is completed.

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

	September 30, 2025	December 31, 2024

Equipment	$637,173	$3,433,543
Accumulated depreciation	(501,888)	(2,542,771)
Net book value	135,285	890,772
Depreciation expense	$150,381	$1,868,997

The Company provides for depreciation of its property and equipment using the straight-line method for both financial reporting and federal income tax purposes over the estimated six-year useful lives of the assets.

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There were no assets identified for impairment as of September 30, 2025. These assets are reported within the Range Services operating business segment.

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

The following table summarizes the changes in asset retirement obligations for the nine months ended September 30, 2025:

Asset retirement obligations as of January 1, 2025	$-
Initial asset retirement obligations as of March 31, 2025	43,079,071
Accretion expense for the period	1,243,945
Sites removed during the period	(6,429,480)
Sites added during the period	10,399,477
Expenditures during the period	(753,866)
Total asset retirement obligations as of September 30, 2025	$47,539,147

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of September 30, 2025, the Company had no material lease commitments for longer than one year.

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

	September 30, 2025	December 31, 2024
Options	12,243,376	11,594,210
Warrants	3,166,667	3,166,667
Total	15,410,043	14,760,877

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

Segments

The Company has two operating business segments: (i) Range Land and (ii) Range Services. The Fola Mine, including the royalty and lease agreements assigned in connection with the Fola Acquisition and the Winoc Acquisition, and the Hobet Mine are reported in the Range Land operating business segment. Effective January 1, 2025, the business activities of the Range Reclaim, Range Security and Range Water operating business segments, which had been previously-reported as separate operating business segments, are now captured as part of the Range Services operating business segment. This change was implemented as each of these business segments now serve to support the reclamation and improvement of the Company’s land holdings and not as businesses serving other customers. The change in the segment reporting is shown retrospectively in this filing. Graphium Biosciences was sold in September 2024 and therefore the drug development business segment named Graphium Biosciences is no longer reported as an operating business segment of the Company.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, this ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company will make the requisite updates in the notes to the annual financial statements for the fiscal year ending December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This guidance requires tabular footnote disclosure of certain operating expenses disaggregated into categories, such as employee compensation, depreciation, and intangible asset amortization, included within each interim and annual income statement’s expense caption, as applicable. The effective date of this guidance is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the impact of adopting this guidance on our consolidated financial statement disclosures.

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

As discussed in Note 4, on August 22, 2024, approximately all of the equipment, land and buildings acquired in connection with the August 2023 transaction were sold to the previous owner of Collins Building in consideration of the full and complete cancellation of the First Promissory Note and the Second Promissory Note.

Collins Building contributed $208,820 of revenue and $65 of net loss to the Company’s consolidated revenues and net income for the three months ended September 30, 2025. Collins Building contributed $781,706 of revenue and $1,616 of net income to the Company’s consolidated revenues and net income for the nine months ended September 30, 2025. We anticipate these contracts will be completed by the middle of 2026. Collins Building’s operations contributed revenues of $0 and net loss of $8,136 to the Company’s consolidated revenues and net loss for the three months ended September 30, 2024. For the nine months ended September 30, 2024, Collins Building’s operations contributed no revenue and a net loss of $552,972. The losses stem primarily from depreciation of equipment and buildings purchased as part of the Collins Building acquisition.

3. ACQUISITION OF FOLA MINE SITE

On March 31, 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia. As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits at the Fola Mine with a reclamation bond amount of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition and capitalized an equal amount onto the fair value of the acquired land. The Company also assumed two coal royalty contracts and one 25-year solar lease for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

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

4. DISPOSALS AND DISCONTINUED OPERATIONS

On August 22, 2024, substantially all the assets of Collins Building were sold to its previous owner in exchange for the cancellation of all remaining debt owed to him arising from the Company’s acquisition in August 2023. The Company recognized a net loss of $3,043,799 on the sale of the Collins Building assets. This sale does not constitute a discontinued operation as the Company has ongoing activities related to its acquisition of Collins Building, and only certain assets were sold and debts forgiven. As of March 31, 2025, any remaining active projects related to Collins Building will be completed by the previous owner or his subcontractors at the previous owner’s expense.

On September 30, 2024, the Company sold all of the common stock of Graphium Biosciences, Inc., its wholly-owned subsidiary, to a newly-formed entity, Placer Biosciences, Inc. (“Placer”), owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $0.01 per share and cash proceeds of $100. The warrant to purchase shares of Placer’s common stock expires on September 30, 2034.

Loss from Discontinued Operations

Discontinued operations for the three and nine months ended September 30, 2024 consists of results from Graphium Biosciences operations. The Company had no discontinued operations for either the three or nine months ended September 30, 2025. The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Operating expenses:
Research and development	$177,015	$465,933
Total operating expenses	177,015	465,933

Loss from discontinued operations	$(177,015)	$(465,933)

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

On September 24, 2025, the Company entered into a securities purchase agreement for the issuance and sale of 3,666,667 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds to the Company were approximately $550,000.

The proceeds from the issuance of additional shares were used to fund ongoing operations.

6. STOCK OPTIONS

No stock options were granted to directors, advisors, and employees during the three months ended September 30, 2025 or during the three months ended September 30, 2024.

For the three months ended September 30, 2025, the Company recorded no stock-based compensation expense. For the three months ended September 30, 2024, the Company recorded $4,490 stock-based compensation expense related to vested stock options.

A summary of the Company’s stock option activity during the nine months ended September 30, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding at December 31, 2024	11,594,210	$0.45
Granted	750,000	0.15
Exchanged	-	-
Exercised	-	-
Expired	(100,834)	2.16
Forfeited	-	-
Balance Outstanding at September 30, 2025	12,243,376	$0.42
Balance Exercisable at September 30, 2025	12,243,376	$0.42

At September 30, 2025, the 12,243,376 outstanding stock options had $145,630 of intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of September 30, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, September 30, 2025	100,000	$0.1337	$0.1337
	750,000	$0.148	$0.148
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	500,000	$2.00 - 2.79	$2.00 - 2.79
	12,243,376

7. WARRANTS

A summary of Company’s warrants activity during the nine months ended, and as of, September 30, 2025 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding and Exercisable at December 31, 2024	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance Outstanding and Exercisable at September 30, 2025	3,166,667	$0.56

At September 30, 2025, the 3,166,667 outstanding stock warrants had no intrinsic value.

8. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the parties amended and restated this line of credit. The line of credit, as amended, had a maturity date of December 31, 2025, and bears interest at the fixed rate of eight and three-quarters percent (8.75%). This line of credit was refinanced and replaced by a non-revolving note in September 2025. As of December 31, 2024, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000. Principal and accrued interest payments are required in March, June, September and December. The loan had a maturity date of December 31, 2025, and bears interest at the fixed rate of seven and three-quarters per cent (7.75%). This bank loan was refinanced and replaced by a non-revolving note in September 2025. As of December 31, 2024, the balance due under the loan was $1,000,000.

In September 2025, the Company consolidated both of the above-referenced credit facilities into a single non-revolving note in the principal amount of $1,800,000 with a maturity date of June 30, 2030. The note bears interest at the fixed rate of seven and three-quarters per cent (7.75%). Quarterly interest only payments are required through December 2025. Beginning in 2026, quarterly principal and interest payments are required in March, June, September and December.

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

In November 2024, certain equipment items no longer needed by the Company were surrendered to the financing company which held liens on the equipment, in exchange for a release of debt resulting in a reduction of the net equipment values on the Company’s balance sheet and a reduction of long-term debt of $1,012,375. In June 2025, the financing company asserted deficiency claims in the amount of $560,402 which are included in the financial statements as an other expense in the consolidated statement of operations and as an accrued expense.

In August 2025, additional equipment no longer needed by the Company was surrendered to the financing company which held liens on the equipment resulting in a reduction of the net equipment values on the Company’s balance sheet and a reduction in long-term debt of $914,803. The remaining debt in excess of the value of the equipment is carried on the Company’s balance sheet as an accrued expense.

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

As a result of the change in the Company’s strategic direction, it no longer focuses on providing reclamation and restoration services to third parties.

Sales to the Company’s largest customer were 73% and 28% of total sales for the three and nine months ended September 30, 2025, respectively. Sales to the Company’s two largest customers constituted 31% and 75% of total sales for the three and nine months ended September 30, 2024, respectively.

Accounts receivable from the largest customer were 100% of total accounts receivable as of September 30, 2025 and 0% as of December 31, 2024.

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

12. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: (i) Range Land and (ii) Range Services. Range Reclaim, Range Security and Range Water, which had been previously reported as separate operating business segments are now captured within the Range Services operating business segment. As described in Note 4, the Company’s Graphium Biosciences segment was reported as discontinued operations during the third quarter of 2024, and accordingly, the results of this segment are excluded from the table below, which only reflects continuing operations for all periods presented. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision-maker has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

The two reportable segments that result from applying the aggregation criteria are as follows:

●	Range Land – mine land acquired, reclaimed and repurposed for next generation uses

●	Range Services – services in support of reclamation and repurposing of acquired mine land

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments (excluding discontinued operations) is shown below:

By Categories

	For the three months ended September 30, 2025
	Range Land	Range Services	Corporate	Total

Sales	$569,947	$208,820	$-	$778,767
Gross profit (loss)	(129,965)	(61,763)	-	(191,728)
Net income (loss)	(129,965)	(270,531)	(232,885)	(633,381)

Total assets	57,066,339	183,885	304,868	57,555,092
Depreciation	-	25,338	-	25,338
Interest expense	-	15,885	22,360	38,245
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended September 30, 2024
	Range Land	Range Services	Corporate	Total

Sales	$-	$2,171,655	$-	$2,171,655
Gross profit (loss)	-	(392,928)	-	(392,928)
Net income (loss)	-	(4,561,031)	(182,292)	(4,743,323)

Total assets	1,008,897	8,675,925	757,210	10,442,032
Depreciation	-	317,280	-	317,280
Interest expense	-	131,827	23,577	155,404
Tax expense	-	-	2,955	2,955
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the nine months ended September 30, 2025
	Range Land	Range Services	Corporate	Total

Sales	$1,676,036	$1,189,914	$-	$2,865,950
Gross profit (loss)	409,591	(89,146)	-	320,445
Net income (loss)	5,992,661	(1,401,063)	(923,533)	3,668,065

Total assets	57,066,339	183,885	304,868	57,555,092
Depreciation	-	150,381	-	150,381
Interest expense	-	163,619	52,812	216,431
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

	For the nine months ended September 30, 2024
	Range Land	Range Services	Corporate	Total

Sales	$-	$8,431,286	$-	$8,431,286
Gross profit (loss)	-	(523,003)	-	(523,003)
Net income (loss)	-	(5,784,070)	(1,109,856)	(6,893,926)

Total assets	1,008,897	8,675,925	757,210	10,442,032
Depreciation	-	1,594,152	-	1,594,152
Interest expense	-	286,000	210,322	496,322
Tax expense	-	-	59,555	59,555
Capital expenditures for long-lived assets	$-	$-	$-	$-

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

Our corporate headquarters is located in Cleveland, Ohio, with an additional office in Fola, West Virginia. As of November 14, 2025, we employed 10 full-time employees. In addition, we have, from time to time, engaged various consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives in order to maintain a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

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

By actively directing investment capital in a manner intended to create positive environmental, social and economic outcomes, we believe that our impact investing strategy can contribute to an improved people-planet ecosystem and a healthier and happier way of life.

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

Range Land

Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments, with a particular focus on renewable energy facilities, innovative agricultural installations, and projects focused on improving the quality and condition of the air, land and waterways.

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

The Company has assembled the internal resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure mine sites to protect the significant historical investment in infrastructure. In addition, the Company has expertise in the permit and bond release process, which is critical to unlocking the underlying value of former mine land for non-fossil fuel uses. Range Land is actively reviewing several mine sites throughout Appalachia to acquire, reclaim and repurpose.

In September 2023, the Company acquired over 1,700 acres of surface interest at an idled mine complex in West Virginia. We are engaged in active discussions with the holder of the permits and bonds associated with the acquired land in order that the acquired surface acreage can be repurposed for alternative non-fossil fuel uses. We also are in concurrent active discussions with two experienced and well-capitalized solar developers to convert the former mine land into a large solar energy facility on a majority of the acquired surface acreage, as well as additional acreage for commercial, industrial, recreational and residential development pursuant to which the solar developer would pay a negotiated amount on a per acre basis.

On March 31, 2025, the Company acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia pursuant to which the Company acquired 15 mining permits with an estimated reclamation obligation of $29,282,126. The Company also assumed an obligation to manage an additional 21 mining permits with an estimated reclamation obligation of $13,796,945. As a result of these transactions, the Company recorded AROs of $43,079,071 related to the Fola Acquisition and capitalized an equal amount onto the fair value of the acquired land. The Company also assumed two coal royalty contracts and one 25-year lease with a multi-national corporation for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

In June 2025, the Company acquired an additional two mining permits at the Fola Mine and assumed an associated coal mining lease (“Winoc Acquisition”). As part of the Winoc Acquisition, the Company recognized an asset retirement obligation of $10,399,477 and derecognized a reclamation bond obligation of $5,184,920.

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

Competition

The Company is focused on a large and growing marketplace for impact investing initiatives, and therefore, faces competition from a variety of operating businesses and investment funds who are developing similar business plans and operating strategies to satisfy the increasing demands of these types of investments in the marketplace. In many cases, these competitors are larger and better capitalized operating businesses and investment funds.

The Company competes on the basis of a number of factors, including our geographic focus on Appalachia, access to mission-driven energy-transition capital, access to impact investing opportunities, strategic relationships with reclamation bond insurance companies, recruitment and retention of key personnel, market share with key customers, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Inflation

The Company has not incurred substantial costs increases driven by inflation.

Results of Operations

Three Months Ended September 30, 2025 and September 30, 2024

The Company’s revenue for the three months ended September 30, 2025 was $778,767 and its gross loss was $191,728. The Company’s revenue for the three months ended September 30, 2024 was $2,171,655 and its gross loss was $392,928. The significant decrease in revenue is primarily a result of management’s decision to exit its coal mining business in 2024.

For the three months ended September 30, 2025, general and administrative expenses were $378,825, compared to $473,942 for the three months ended September 30, 2024 (a decrease of $95,117). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest decrease in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was attributable to decreases in professional and legal fees of $45,073, labor and benefit costs of $14,051, and insurance costs of $7,538.

For the three months ended September 30, 2025, the Company incurred net other expense in the amount of $62,828 compared to $3,873,498 for the three months ended September 30, 2024 (a decrease of $3,810,670). This decrease in net other expense was attributable to the loss on sale of assets, including those related to Collins Building in 2024 of $3,751,680 and lower interest expense of $117,159.

Net loss for the three months ended September 30, 2025 was $633,381 compared to a net loss of $4,920,338 for the three months ended September 30, 2024 (an improvement of $4,286,957).

Nine Months Ended September 30, 2025 and September 30, 2024

The Company’s revenue for the nine months ended September 30, 2025 was $2,865,950 and its gross profit was $320,445. The Company’s revenue for the nine months ended September 30, 2024 was $8,431,286 and its gross loss was $523,003. The significant decrease in revenue is primarily a result of management’s decision to exit its coal mining business in 2024.

For the nine months ended September 30, 2025, general and administrative expenses were $1,562,743, compared to $2,115,542 incurred for the nine months ended September 30, 2024 (a decrease of $552,799). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest decrease in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was attributable to decreases in labor and benefit costs of $155,131, professional and legal fees of $119,060, and insurance costs of $160,559.

For the nine months ended September 30, 2025, the Company generated net other income in the amount of $4,910,363 compared net other expense of $4,195,826 recorded for the nine months ended September 30, 2024 (an increase of $9,106,189). During the nine months ended September 30, 2025, the Company recognized a gain on bargain purchase of $5,602,484, other income of $83,627 and a gain on sale of assets of $1,085 offset by a $560,402 deficiency claim on surrendered equipment and $216,431 of interest expense. During the nine months ended September 30, 2024 the Company had a loss on sale of fixed assets of $3,751,680 and interest expense of $496,322 offset by $52,176 of other income.

Net income for the nine months ended September 30, 2025 was $3,668,065 compared to a net loss of $7,359,859 for the nine months ended September 30, 2024 (an improvement of $11,027,924).

Liquidity and Capital Resources

As of September 30, 2025, the Company had total current assets of $800,842, comprised of: (i) cash of $285,388; (ii) accounts receivable of $447,162; (iii) prepaid expenses of $52,897; and (iv) deposits of $15,395. As of September 30, 2025, the Company had total current liabilities of $2,694,495, comprised of: (i) accounts payable of $499,211; (ii) current portion of bank debt of $300,000; and (iii) accrued payables related to prior equipment debt of $1,895,284. As a result, as of September 30, 2025, the Company had negative working capital of $1,893,653. As of December 31, 2024, the Company had positive working capital of $749,437.

As of September 30, 2025, the Company had long-term assets of $56,754,250, comprised of: (i) land, including asset retirement cost, of $56,618,965, and (ii) net equipment assets of $135,285. As of September 30, 2025, the Company had long-term liabilities of $49,039,147, comprised of (i) asset retirement obligations of $47,539,147 and (ii) long-term debt, net of current portion of $1,500,000. As of December 31, 2024, the Company had long-term assets of $1,899,669, comprised of (i) land of $1,008,897 and (ii) net equipment assets of $890,772. As of December 31, 2024, the Company had long-term liabilities of $1,814,701, comprised of long-term debt, net of current portion.

Sources of Capital

Based on the Company’s current corporate strategy, we expect our general operating expenses to be partially offset by royalty revenue generated from the mining activities of third-party contract miners on our land. Based on the Company’s current cash balance of $285,388 and absence of a revolving credit line, the Company does not expect to have sufficient funds to operate its business over the next 12 months without raising additional capital.

Our estimated total net cash flow for the 12-month period ending September 30, 2026 could decrease if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2025, net cash generated by operating activities was $19,111, comprised of: (i) net income of $3,668,065; (ii) non-cash depreciation of $150,381; (iii) non-cash accretion expense of $1,243,945; (iv) add-back of the non-cash bargain purchase gain of $5,602,484; (v) a gain on asset disposals of $1,085; (vi) non-cash vested stock option expense of $168,980; (vii) deficiency claims on returned equipment of $560,402; (viii) a decrease in current assets of $81,823; and (ix) a decrease in current liabilities of $87,270. For the nine months ended September 30, 2024, net cash used in operating activities was $1,859,370, comprised of: (i) net loss of $7,359,859; (ii) non-cash depreciation of $1,594,152; (iii) non-cash vested stock option expense of $60,970; (iv) net loss on sale of equipment and disposition of business of $3,751,580 (iv) an increase in current assets of $2,697,231; and (v) a decrease in current liabilities of $2,603,444.

Net Cash Provided By (Used In) Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $328,866, comprised of $525,000 of proceeds from the sale of equipment, partially offset by $100,000 for equipment purchases and cash paid for asset retirement obligations of $753,866. For the nine months ended September 30, 2024, net cash provided by investing activities was $430,100, comprised of $270,100 proceeds from sales of assets and disposition of business, and $160,000 of insurance proceeds from a casualty loss.

Net Cash Provieded by (Used In) Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $427,857, comprised of $1,150,000 from the sale of common stock, offset by debt repayments of $722,143. For the nine months ended September 30, 2024, net cash used in financing activities was $502,944, comprised of $1,000,000 from the sale of common stock offset by debt repayments of $1,502,944.

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

On March 31, 2025, the Company acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in West Virginia. As part of the Fola Acquisition, the Company acquired 15 mining permits at the Fola Mine with an estimated reclamation obligation of $29,282,126 and assumed an obligation to manage an additional 21 mining permits at the Fola Mine with a reclamation bond amount of $13,796,945. As a result, on March 31, 2025, the Company recorded AROs of $43,079,071 related to the Fola Acquisition, and capitalized an equal amount onto the fair value of the acquired land on that same date. The Company also assumed two coal royalty contracts and one 25-year solar lease for the development of a large-scale solar project located on more than 1,500 acres at the Fola Mine.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We will need to raise substantial additional capital to operate our business. If we cannot obtain the capital we need to continue our operations, our business could fail.

We will need to raise additional funds in order to continue operating our business in the near term. Since inception, we have primarily funded our operations through equity and debt financing. If we issue equity or convertible debt securities to help fund acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution. In addition, the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it would increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

The Company may not be able to continue as a going concern.

As reflected in the accompanying financial statements, during the nine months ended September 30, 2025, the Company incurred a net loss of $1,934,419 (net of the gain on bargain purchase of $5,602,484 related to the Fola Acquisition) and generated $19,111 of cash in the Company’s operating activities. The Company estimates, as of September 30, 2025, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $285,388 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Due to these and other factors, there is substantial doubt of the Company’s ability to continue as a going concern. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations.

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

Our business, operations, and product and service offerings are subject to and affected by many federal, state, local and foreign environmental laws and regulations, including those enacted in response to climate change concerns. Compliance with existing laws and regulations currently requires, and compliance with future laws is expected to continue to require, increasing operating and capital expenditures in order to conform to changing environmental standards and regulations, which could impact our business, financial condition and results of operations. Furthermore, environmental laws and regulations may authorize substantial fines and criminal sanctions to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations. At the same time, the demand for our land reclamation and water treatment services is also driven by federal and state laws, regulations and programs which create incentives for our services. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments, or the financial insolvency of other responsible parties could in the future have a material adverse effect on our financial condition and results of operations.

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

Our land reclamation and water treatment operations are subject to various statutory and regulatory requirements, which may increase in the future.

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

Sustainability-focused assets and businesses we may seek to acquire or develop will require substantial capital investment. Our access to capital on acceptable or favorable terms is necessary for the success of our impact investing strategy, particularly in enhancing our portfolio through M&A activities. Our attempts to obtain the necessary future financing may not be successful or result in financing available on favorable terms. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the success of our business, the credit quality of the businesses being financed, and the continued existence of tax laws which are conducive to raising capital for these types of activities. If we are not able to obtain financing on a substantially non-recourse or limited recourse basis, we may have to finance our M&A activities using recourse capital such as direct equity investments or the incurrence of additional debt by us. Also, in the absence of favorable financing options, we may decide not to develop or acquire facilities or businesses from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of September 30, 2025, 112,282,745 shares were outstanding and 18,855,879 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved, and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48.9% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250 (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.16	Purchase and Sale Agreement, dated as of March 31, 2025, by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025.

10.17	Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land, LLC, effective as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.18	Purchase and Sale Agreement by and between WV Reclaim Co, LLC and Range Sky View Land LLC effective June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.19	Assignment and Assumption Agreement by and between AppleAtcha Land LLC and Range Sky View Land LLC effective July 1, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.20	Non-Revolving Collateral Note dated September 26, 2025, by and between the Company and Independence Bank.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGE IMPACT, INC.

By:	/s/ Michael Cavanaugh
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.12	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.13	Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.14	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,035,250. (Incorporated by reference to Exhibit 10.14 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.15	Secured Promissory Note, dated August 31, 2023, made by Collins Building and Contracting, Inc., in favor or Roger Collins in the principal amount of $2,000,000 (Incorporated by reference to Exhibit 10.15 to the registrant’s Form 10-K/A filed with the SEC on August 8, 2024.)

10.16	Purchase and Sale Agreement, dated as of March 31, 2025, by and among Appleatcha Land, LLC, WV Reclaim Co, LLC and Range Sky View LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025.

10.17	Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land, LLC, effective as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.18	Purchase and Sale Agreement by and between WV Reclaim Co, LLC and Range Sky View Land LLC effective June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.19	Assignment and Assumption Agreement by and between AppleAtcha Land LLC and Range Sky View Land LLC effective July 1, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.20	Non-Revolving Collateral Note dated September 26, 2025, by and between the Company and Independence Bank.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

95	Mine Safety Disclosures

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Furnished herewith.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

