Form 10-K
period 2025-12-31
RANGE IMPACT, INC.
filed 2026-03-31
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,896,420, based on the closing price of $0.19 for the registrant’s common stock as quoted on the OTC Markets on that date. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

As of March 30, 2026, there were 113,316,078 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to expectations concerning matters that are not historical facts and are generally identified by words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “strategy”, “may”, “will likely” and similar words or phrases. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and our actual results could differ materially and adversely from those expressed in any forward-looking statement. The forward-looking statements contained in this Annual Report are all based on currently available market, operating, financial and competitive information and assumptions and are subject to various risks and uncertainties that are difficult to predict, any of which could cause actual results to differ materially from those expressed in such forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission. Forward-looking statements speak only as of the date they were made, and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Unless the context requires otherwise, “Range”, the “Company”, “RNGE”, “we”, “us” and “our” refer to Range Impact, Inc. and its subsidiaries.

PART I

Item 1. Business

Our Company History

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Since inception, the Company has undergone several strategic transformations conducting prior operations under the names Legend Mining Inc., Stevia First Corp., Vitality Biopharma, Inc., and Malachite Innovations, Inc. In December 2023, the Company adopted its current name and reorganized into six operating segments: Range Reclaim, Range Water, Range Security, Range Land, Range Minerals, and Graphium Biosciences. The Company expanded its environmental services operations through the acquisitions of Range Environmental Resources, Inc. (“Range Environmental”) and Range Natural Resources, Inc. in May 2022, and Collins Building & Contracting, Inc. (“Collins Building”) in August 2023. The Company subsequently sold substantially all of the assets of Collins Building in August 2024, followed by a complete divestment in December 2025, and divested Graphium Biosciences, Inc. in September 2024, as described in more detail in Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Since March 2025, the Company conducts its business under two operating segments: Range Land and Range Services.

Our Business

We are focused on developing long-term solutions to environmental, social, and health challenges by acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. We take an opportunistic approach to impact investing by thoughtfully allocating our capital to strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders. By actively directing investment capital in a manner intended to create positive environmental, social and economic outcomes, we believe that our impact investing strategy can contribute to an improved people-planet ecosystem and a healthier and happier way of life.

We have a particular interest in providing environmental and social solutions in economically-disadvantaged regions of the United States. Initially, the Company is targeting the Appalachian region, which is home to communities with some of the most disadvantaged income, education and employment demographics in the United States. Our strategy is to acquire large mine sites burdened by substantial legacy reclamation obligations and use our team and resources to perform the requisite reclamation activities and obtain full bond release, thereby unlocking the underlying value of the land and creating a critical catalyst for sustainable, long-term economic development in the disadvantaged coal communities of Appalachia.

We had previously focused primarily on generating revenue by providing reclamation and incidental mining and security services to third party mining companies, permit holders and private owners with abandoned mine land property. However, beginning in early 2025, our strategy evolved from a service-based business model to a land ownership business model designed to unlock the underlying value of land we own through our own reclamation activities, and then creating multiple streams of long-term recurring revenue with a diverse group of third-party lessees focused on next-generation uses.

Recent significant land and asset acquisitions include:

●	Fola Mine Acquisition (March 2025): The Company acquired 120,154 acres of fee, surface, and mineral interests at the Fola Mine Complex in Clay and Nicholas Counties, West Virginia (the “Fola Acquisition”). The acquisition included the purchase of 15 mining permits and the assumption of management and reclamation responsibilities for 21 additional mining permits that remained with the current permittee, WV Reclaim Co. LLC, with an estimated total asset retirement obligation of $36.6 million. The Company also assumed two coal royalty contracts, and a 25-year lease for a large-scale solar project. The Fola Acquisition is described in more detail in Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report.

●	Ramp Run Mine Transaction (May 2025): The Company entered into a Transaction Advisory Agreement (“Advisory Agreement”) with AppleAtcha Land, LLC (“AppleAtcha”) and WV Reclaim Co, LLC (“Reclaim”), pursuant to which AppleAtcha and Reclaim agreed to pay the Company $750,000 and $25,000, respectively (collectively, the “Advisory Fee”) in connection with the Company’s assistance with the sale to a third-party purchaser of (i) approximately 424.80 acres of surface interests and 3,773.60 acres of mineral interests and (ii) three (3) related mining permits ((i) and (ii) collectively referred to herein as the “Ramp Run Mine”).

●

Winoc Acquisition (June 2025): The Company acquired two mining permits for which the Company had previously assumed management and reclamation responsibilities through the Fola Acquisition and assumed an associated coal lease at the Fola Mine (the “Winoc Acquisition”).

●	Premier-Cambrian Acquisition (December 2025): The Company acquired 15,704 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn Mine Complex and Cambrian Coal Mine Complex in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Acquisition”). The acquisition included the assumption of management and reclamation responsibilities for 43 mining permits that remained with the current permittee, Reckoning Reclamation LLC, with an estimated total asset retirement obligation of $43.1 million. The Premier-Cambrian Acquisition is described in more detail in Note 5 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Fola, West Virginia and Myra, Kentucky. As of March 30, 2026, we employed 10 full-time employees. In addition, we have, from time to time, engaged various contractors, consultants and professional service firms to provide us with flexible and experienced resources to advance our corporate objectives while maintaining a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect while advancing our mission of doing well by doing good.

Our two operating business segments are Range Land and Range Services.

Range Land

Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites for non-fossil fuel uses, including commercial, industrial, residential and recreational developments, with a particular focus on power generation facilities, data centers, innovative agricultural installations, and projects focused on improving the quality and condition of the air, land and waterways.

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

The Company has assembled the internal and external resources and capabilities to reclaim land, restore waterways, install innovative water treatment solutions, and secure mine sites to protect the significant historical investment in infrastructure. In addition, the Company has expertise in the permit and bond release process, which is critical to unlocking the underlying value of former mine land for next generation redevelopment.

Range Services

Range Services is our operating business segment that provides environmental and operational support services to help reclaim and repurpose Company-owned former mine land into next generation uses. All of the Company’s reclamation, water treatment and security employees, equipment and trucks, and technological innovations are classified within the Range Services business segment. Range Services is dedicated to reclaiming and repurposing land owned by the Company and does not currently provide any reclamation, water treatment or security services to third parties.

Reclamation support services on mine sites include grading, recontouring, revegetation, erosion control, and other activities necessary to meet federal and state post-mining land use requirements. Water treatment services include the operation and maintenance of passive and active treatment systems designed to manage and treat mine-impacted water, including acid mine drainage, in compliance with applicable environmental permits. Range Services is also responsible for collecting water samples, coordinating testing with certified laboratories, and treating water with chemicals and other more innovative solutions, such as the Company’s proprietary biochar water filtration products and system currently in development. Range Services also provides physical site security, access control, and risk mitigation activities to ensure the safety, compliance, and regulatory protection of the Company’s land assets.

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

The Company competes on the basis of a number of factors, including our geographic focus on Appalachia, access to mission-driven energy-transition capital, access to impact investing opportunities, strategic relationships with reclamation bond insurance companies, recruitment and retention of key personnel, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred a net loss (excluding recognized bargain purchase gains of $21,928,500) of $2,760,822 and generated $123,028 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are being issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2025, that it may not have sufficient funds to operate the business for 12 months given our cash balance of $2,110,171 and our near-term cash requirements and expected revenues to be generated by the Company’s operating business segments. These estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

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

We will need to raise additional funds in order to continue operating our business beyond the near term. Since inception, we have primarily funded our operations through equity and debt financings and, more recently, with operating profits. If we do issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it will increase our leverage relative to our earnings, if any, or to our equity capitalization, requiring us to pay additional interest expense. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. We also may raise funds by selling some or all of our assets. Regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

The Company may not be able to continue as a going concern.

During the year ended December 31, 2025, the Company incurred a net loss of $2,760,822 (excluding $21,928,500 bargain gain from acquisitions) and $123,028 of cash was generated by the Company’s operating activities. The Company estimates that it may not have sufficient funds to operate its business for 12 months given its cash balance as of December 31, 2025 of approximately $2,110,171 against near term cash needs and revenues being generated by the Company’s operating business segments. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fund future operations through additional financing from investors and/or lenders or through the sale of its securities or through development of its operations. No assurance can be given that any future financing or capital, if needed, will be available or, if available, will be on terms that are satisfactory to us. Due to these and other factors, there is substantial doubt of the Company’s ability to continue as a going concern.

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

As of March 30, 2026, we employed 10 full-time employees. Attracting and retaining personnel will be critical to our success. As a small company with an uncertain future, we may not be able to attract and retain the qualified personnel necessary for the development of our business. In addition, we may have difficulty recruiting necessary personnel as a result of our limited operating history. The loss of key personnel or the failure to recruit necessary additional personnel could impede the achievement of our business objectives.

In addition, we expect to rely heavily on independent contractors, advisors and consultants to provide certain services. The services of these independent contractors, advisors and consultants may not be available to us on a timely basis when needed or on acceptable terms, and if they are not available, we may not be able to find qualified replacements. If we are unable to retain the services of qualified personnel, independent organizations, advisors and consultants, we may not be able to implement our business plan.

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

Conversion of former mining properties to residential, commercial, recreational or other uses involves substantial risk.

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

Although we maintain general liability and property and commercial insurance coverage in amounts which we consider prudent, there can be no assurance that such insurance will prove adequate in the event of actual casualty losses or broader calamities such as earthquakes, financial crises, economic depressions or other catastrophic events, which are either uninsurable or not economically insurable. Any such losses could have a material adverse effect on the performance of our services and on our financial condition and results of operations.

Our land reclamation and water treatment obligations are subject to various statutory and regulatory requirements, which may increase in the future.

Our land reclamation and water treatment obligations are subject to various statutory and regulatory requirements. Our ability to continue to hold licenses and permits required for our land reclamation and water treatment obligations are subject to maintaining satisfactory compliance with such requirements. We may incur significant costs to maintain compliance. Our ability to obtain modifications to our permits may be met with resistance, substantial statutory or regulatory requirements or may be too costly to achieve. These requirements may cause us to postpone or cancel our plans. Future statutory and regulatory requirements, including any legislation focused on combating climate change, may require significant cost to comply or may require changes to our products or services.

The environmental regulations to which we are subject may increase our costs and potential liabilities and limit our ability to operate.

Our land reclamation and water treatment obligations are subject to various federal, state, and local environmental requirements, including those relating to emissions to air, discharged wastewater, storage, treatment, transport and disposal of regulated materials and cleanup of coal mining and groundwater contamination. Efforts to conduct our operations in compliance with all applicable laws and regulations, including environmental rules and regulations, require programs to promote compliance, such as training employees and customers, purchasing health and safety equipment and in some cases hiring outside consultants and lawyers. Even with these programs, we face the risk of being subject to government enforcement proceedings, which can result in fines or other sanctions and require expenditures for remedial work on contaminated sites. The landscape of environmental regulation to which we are subject can change. Changes to environmental regulation often present new business opportunities for us; however, such changes may also result in increased operating and compliance costs. While we seek to monitor the landscape of environmental regulation, our ability to navigate is limited by our small size and resources, and any changes to such regulations may result in a material effect on our operations, cash flows or financial condition.

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

Our land reclamation and water treatment obligations require permits to operate. Our inability to obtain permits in a timely manner could result in substantial delays to our business. The issuance of permits is dependent on the applicable government agencies and is beyond our control and that of our customers. There can be no assurance that we and/or our customers will receive the permits necessary to operate, which could substantially and adversely affect our operations and financial condition.

Based on the nature of our business, we currently depend and are likely to continue to depend on a limited number of coal royalties for a significant portion of our revenues.

We currently have two coal royalties in West Virginia that account for all of our royalty revenue. The failure to obtain additional coal royalties or the loss of all or a portion of the revenues attributable to any current or future agreements as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our royalty parties do not enter into, extend or honor their contracts with us, our profitability could be adversely affected. Our ability to receive payment for production depends on the continued solvency and creditworthiness of our counterparties and prospective counterparties. If any of our counterparties’ creditworthiness suffers, we may bear an increased risk with respect to payment defaults. If a counterparty refuses to make payments for which they have a contractual obligation, our revenues could be adversely affected.

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

We are implementing a multi-year strategic plan to develop an impact investing business engaged in building numerous complimentary land redevelopment projects in the United States which will permit us to explore synergistic growth opportunities utilizing our core competencies.

There are uncertainties and risks associated with our strategic plan, including with respect to implementation and outcome. We may decide to change, or to not implement, one or more elements of the plan over time or we may not be successful in implementing one or more elements of the plan, in each case for a number of reasons. For example, we may face significant challenges and risks expanding into an impact investing business including:

●	our ability to compete with the large number of other companies pursuing similar business opportunities, many of which already have established businesses in the geographic regions we are targeting and/or have greater financial, strategic, technological or other resources than we have;
●	our ability to obtain financing on terms we consider acceptable, or at all, which we may need, for example, to develop new projects, to obtain desired technology, personnel, or intellectual property, to acquire one or more existing businesses as a platform for our expansion, or to fund internal research and development;
●	our ability to provide services that keep pace with rapidly changing technology, equipment costs, increasing raw materials and transportation costs, market conditions and other factors that currently are unknown to us that will impact these markets;
●	our ability to manage the risks and uncertainties associated with our operating the facilities and obligations;
●	our ability to devote the management and other resources required to successfully implement this plan; and
●	our ability to recruit appropriate employees and address labor market challenges in those geographic regions in which we intend to operate.

Apart from the risks associated with implementing the plan, the plan itself will expose us to other risks and uncertainties once implemented. Expanding our coal royalties base may expose us to operators with different credit profiles than our current operators. Expanding our geographic base will subject us to risks associated with doing business in new regions where we will have to learn the local business and political environment. In addition, expanding into new technologies will expose us to new risks and uncertainties that are unknown to us now in addition to the risks and uncertainties that may be similar to those we now face. The success of the plan, once implemented, will depend, among other things, on our ability to manage these risks effectively. There is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all.

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

We intend to carry out our impact investing strategy primarily through acquisitions. Integrating acquisitions is often costly, and we may be unable to successfully integrate our acquired businesses with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired sites to achieve the results we expect;
●	inability to retain key personnel;
●	risks associated with unanticipated events or liabilities; and
●	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired sites suffer unanticipated performance obligations, this could adversely affect our reputation and could materially and adversely affect our business, financial condition, future results and cash flow.

Concentration of operators, specific projects and regions may expose us to heightened financial exposure.

The success of our impact investing strategy may be heavily dependent on one or a limited number of operators. The financial performance of those businesses depends on the ability of each operator to perform its respective obligations, possibly under a long-term agreement between the parties. Our financial results could be materially and adversely affected if any of our operators fail to fulfill its contractual obligations and we are unable to find other operators in the marketplace to perform at the same level. We cannot be assured that such performance failures by our operators will not occur, or that if they do occur, such failures will not adversely affect the cash flows or profitability of our businesses. Moreover, there can be no assurance that we will be able to enter into replacement agreements on favorable terms or at all.

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

Our impact investing strategy may include expanding our scope of services organically or through selective acquisitions, investments or creating partnerships and joint ventures. We may selectively acquire other businesses, product or service lines, assets or technologies that are complementary to our business. We may be unable to find or consummate future acquisitions at acceptable prices and terms, or we may be unable to integrate existing or future acquisitions effectively and efficiently and may need to divest those acquisitions. We expect to continually evaluate potential acquisition opportunities in the ordinary course of business. Acquisitions involve numerous risks, including among others:

●	our evaluation of the synergies and/or long-term benefits of an acquired business;
●	integration difficulties, including challenges and costs associated with implementing systems, processes and controls to comply with the requirements of a publicly-traded company;
●	diverting management’s attention;
●	litigation arising from acquisition activity;
●	potential increased debt leverage;
●	potential issuance of dilutive equity securities;
●	entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
●	unanticipated costs and exposure to undisclosed or unforeseen liabilities or operating challenges;
●	potential goodwill or other intangible asset impairments;
●	potential loss of key employees and operators of the acquired businesses, product or service lines, assets or technologies;
●	our ability to properly establish and maintain effective internal controls over an acquired company; and
●	increasing demands on our operational and IT systems.

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

Our articles of incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, of which, as of March 30, 2026, 113,316,078 shares were outstanding and 16,343,376 shares were reserved for issuance under our stock incentive plan and other outstanding options or warrants. As a result, we have a large number of shares of common stock that are authorized for issuance that are not outstanding or otherwise reserved and could be issued at the discretion of our Board of Directors. We expect to seek additional financing in the future in order to fund our operations, and if we issue additional shares of common stock or securities convertible into common stock, our existing stockholders will be diluted. Our Board of Directors may also choose to issue shares of our common stock or securities convertible into or exercisable for our common stock to acquire assets or companies, for compensation to employees, officers, directors, consultants and advisors, to fund capital expenditures and to enter into strategic partnerships. Additionally, shares of common stock could be issued for anti-takeover purposes or to delay or prevent changes in control or management of the Company. Our Board of Directors may determine to issue shares of our common stock on terms that our stockholders do not believe enhance stockholder value, or that may ultimately have an adverse effect on our business or the trading price of our common stock. Further, the issuance of any such shares may cause further dilution to the ownership interest of our current stockholders, reduce the book value per share of our common stock and may contribute to a reduction in the market price for our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and stockholders own a significant percentage of our outstanding capital stock. As of March 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 48.5% of our outstanding shares of common stock. Accordingly, our directors, executive officers and certain stockholders have significant influence over our affairs due to their substantial stock ownership coupled with their positions on our management team. For example, these stockholders may be able to control or influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company and are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002. The ongoing costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, are significant and may cause unexpected increases in operational expenses. Our present management team is relatively small and may be unable to manage the ongoing costs and compliance effectively. It may be time-consuming, difficult and costly for us to hire additional financial reporting, accounting and other finance staff in order to build and retain a management team with adequate expertise and experience in operating a public company.

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

Item 2. Properties

Our corporate headquarters is a leased office located at 200 Park Avenue, Suite 400, Cleveland, Ohio. Range Land owns an office building in Fola, West Virginia and Myra, Kentucky. We believe our current facilities are adequate to support our corporate strategy over the next 12 months.

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

	High	Low

Fiscal Year Ended December 31, 2024
First Quarter ended March 31, 2024	$0.41	$0.37
Second Quarter ended June 30, 2024	0.37	0.36
Third Quarter ended September 30, 2024	0.32	0.26
Fourth Quarter ended December 31, 2024	0.21	0.18

Fiscal Year Ended December 31, 2025
First Quarter ended March 31, 2025	$0.20	$0.15
Second Quarter ended June 30, 2025	0.23	0.13
Third Quarter ended September 30, 2025	0.21	0.14
Fourth Quarter ended December 31, 2025	0.21	0.13

Transfer Agent

The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093.

Holders of Common Stock

As of March 30, 2026, there were 73 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

During the year ended December 31, 2025, we issued options to purchase 1,700,000 shares of the Company’s common stock under the Range Impact, Inc. 2021 Stock Incentive Plan. Except as listed in the table below, as of December 31, 2025, we do not have any equity-based plans, including individual compensation arrangements, which have not been approved by our stockholders.

The following table provides information as of December 31, 2025 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	13,193,376	$0.40	2,200,000
Total	13,193,376	$0.40	2,200,000

Item 6. Selected Financial Data

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

The following discussion should be read in conjunction with the financial statements and the accompanying notes for the periods ended December 31, 2025 and December 31, 2024 appearing elsewhere in this Annual Report. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A.

Items Affecting Comparability of Financial Results

In the year ended December 31, 2024, the Company sold substantially all of the assets of Collins Building to its previous owner in exchange for the cancellation of all remaining debt owed to him. In the year ended December 31, 2025, the Company sold the remaining assets of Collins Building as described in more detail in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report. All activity for Collins Building for the years ended December 31, 2024 and 2025 are shown in discontinued operations. Additionally in the year ended December 31, 2025, the Company shifted its strategy away from providing reclamation services for third parties. All results of work performed in support of third parties for the years ended December 31, 2024 and 2025 are included in discontinued operations for the years then ended.

In the year ended December 31, 2024, the Company sold all of its common stock in its wholly-owned subsidiary, Graphium Biosciences, Inc. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net loss in the Consolidated Statements of Operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts.

Plan of Operations

We are a public company dedicated to improving the health and wellness of people and the planet through a novel and innovative approach to impact investing with a particular focus on acquiring, reclaiming and repurposing mine sites and other undervalued land in economically disadvantaged communities throughout Appalachia. We take an opportunistic approach to impact investing by leveraging our competitive advantages and looking at solving old problems in new ways. We seek to thoughtfully allocate our capital into strategic opportunities that are expected to make a positive impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

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

Asset Retirement Cost and Obligations

Reclamation. Our asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines, and the treatment of water. We determine the future cash flows necessary to satisfy our reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. We are also faced with increasingly stringent environmental regulations, much of which are beyond our control, which could increase our costs and materially increase our asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. Our asset retirement obligations are initially recorded at fair value. In order to determine fair value, we use assumptions including a discount rate and third-party margin. Each is discussed further below:

Discount Rate. Our asset retirement obligations are initially recorded at fair value. We utilize discounted cash flow techniques to estimate the fair value of our obligations. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives and adjust for our credit standing as necessary after considering funding and assurance provisions. Changes in our credit standing could have a material impact on the valuation of our asset retirement obligations.

Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because we plan to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon our historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than our estimates of our cost to perform the reclamation activities. If our cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a reduction to amortization within our Consolidated Statements of Operations at the time that reclamation work is completed.

On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2025, we recorded asset retirement obligation liabilities of $79,344,297, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2025, we estimate that the aggregate undiscounted cost of final mine closures is approximately $129,445,432. Refer to Notes 4 and 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the year ended December 31, 2025.

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

Goodwill

As referenced by ASC 350 “Intangibles-Goodwill and Other”, management performs its annual test for goodwill at least annually or more frequently if impairment indicators arise. At December 31, 2024, it was determined that the goodwill was fully impaired and resulted in a charge against earnings in the full amount of $751,421. This amount is included in the cost of our discontinued operations as presented for the year ended December 31, 2024.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expenses for non-employees is in the same period and manner as if the Company had paid cash for the services.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. The core principle of the revenue standard is that a company should recognize revenue by analyzing the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company primarily invoices customers for coal royalties and recognizes revenue on a periodic basis as the performance obligation is satisfied.

The Company recognized revenue from contracts for financial reporting purposes over time for operations included in discontinued operations. Progress toward completion of the Company’s contracts was measured by the percentage of cost incurred to date compared to estimated total costs for each contract. This method was used because management considered total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it was at least reasonably possible that the estimates used could have changed significantly.

Income Taxes

In accordance with ASC 740, “Income Taxes”, we account for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and the tax bases of assets and liabilities and are measured using the currently enacted tax rates. Specifically, we measure gross deferred tax assets for deductible temporary differences and carryforwards, such as operating losses and tax credits, using the applicable enacted tax rates and apply the more likely than not measurement criterion. Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rate.

Recent Accounting Pronouncements

Please refer to Footnote 1 of the accompanying consolidated financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2025 and December 31, 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Revenues	$3,710,714	$-
Costs and expenses:
Cost of services	183,191	385,265
Depreciation of property and equipment	78,383	89,947
Amortization of long-term intangible assets	1,098,737	-
Accretion of asset retirement obligations	1,912,968	-
General and administrative expenses	2,177,299	1,677,326
Total costs and expenses	5,450,578	2,152,538

Loss from continuing operations	(1,739,864)	(2,152,538)

Other income (expense):
Gain on bargain purchase	21,928,500	-
Other income	83,627	39,227
Fixed asset impairment	(831,027)	(738,913)
Gain on disposal of asset retirement obligations	2,444	-
Gain on sale of fixed assets	1,085	-
Interest expense	(252,279)	(255,972)
Interest income	353	7,405
Total other income (expense)	20,932,703	(948,253)

Income (loss) from continuing operations before income tax	19,192,839	(3,100,791)
Income tax expense attributable to continuing operations	-	(77,368)
Income (loss) from continuing operations	19,192,839	(3,178,159)
Loss from discontinued operations	(25,161)	(6,619,924)
Net income (loss)	$19,167,678	$(9,798,083)

The Company’s revenue during the year ended December 31, 2024 was $9,011,081 derived from reclamation services provided to third parties. However, during 2025, the Company’s business strategy evolved from a service-based business model to a land ownership business model. As a result of this change, our revenue source from reclamation services is now included in discontinued operations, including all revenues for the year ended December 31, 2024. For the year ended December 31, 2025, the Company generated $3,710,714 from consulting and royalty revenues. Ongoing costs of services in both years ended December 31, 2024 and December 31, 2025 relate primarily to wages. Further, due to the shift in strategy, operating expenses from the year ended December 31, 2024 which will be continuing were $2,152,538 compared to $5,450,578 for the year ended December 31, 2025. This increase is primarily due to the amortization of long-term intangible assets and accretion of asset retirement obligations which were established during the year ended December 31, 2025.

During the year ended December 31, 2025, continuing general and administrative expenses were $2,177,299 compared to $1,677,326 incurred during the year ended December 31, 2024 (an increase of $499,973). General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, consulting costs and travel expenses. The largest increases related to (i) insurance bond premiums of $383,158 and property taxes of $140,549 in our Range Land segment related to the Fola Acquisition in March 2025; and (ii) increased stock option compensation expense of $246,020 during the year ended December 31, 2025 compared to the year ended December 31, 2024, offset by a $274,162 decrease in insurance and employee costs.

During the year ended December 31, 2024, we incurred research and development expenses of $465,936. All of these expenses were incurred in connection with the Company’s discontinued Drug Development business and are presented as discontinued operations. There were no research and development expenses in the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recorded bargain purchase gains related to the Fola Acquisition and the Premier-Cambrian Acquisition totaling $21,928,500. There were no bargain purchase gains in the year ended December 31, 2024. See Notes 4 and 5 to the Consolidated Financial Statements included elsewhere in this Annual Report for more details related to these transactions.

In the year ended December 31, 2024, the Company designated certain non-core equipment subject to financing agreements as held for sale and recognized an impairment loss of $738,913 on this group of assets based on the overall depressed condition of the resale market for large scale construction and mining equipment at that time. During the year ended December 31, 2025, the Company surrendered this non-core equipment to its equipment lenders and incurred deficiency claims of $831,027 based on the net sale proceeds received by the equipment lenders from its sale of the surrendered equipment.

During the year ended December 31, 2025, the Company recorded other income of $83,627 compared to $39,227 for the year ended December 31, 2024 (an increase of $44,400). Interest expense decreased $3,693 for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to lower debt balances. Interest income also decreased by $7,052 for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to lower interest rates and lower cash balances.

During the year ended December 31, 2024, the Company recorded other expenses, consisting of (i) a loss on sale of assets of $3,677,500 in connection with the disposition of the Collins Building assets and (ii) goodwill impairment of $751,421. These expenses are presented as discontinued operations for the year ended December 31, 2024.

The Company’s net income during the year ended December 31, 2025 was $19,167,678 compared to net loss of $(9,798,083) for the year ended December 31, 2024 (an increase of $28,965,761) due to the addition of $21,928,500 of bargain purchase gains recognized in connection with the Fola Acquisition and the Premier-Cambrian Acquisition during the year ended December 31, 2025, and the elimination of $6,619,924 of losses from discontinued operations related to the performance of reclamation services for third parties during the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had an accumulated deficit of $37,712,204.

As of December 31, 2025, we had total current assets of $2,758,305, primarily comprised of cash of $2,110,171, accounts receivable of $617,929, and short-term deposits and prepaid accounts of $30,205. As of December 31, 2025, we had total current liabilities of $3,702,816, primarily consisting of the current portion of long-term debt in the amount of $400,000, accounts payable of $1,136,907, and accrued expenses of $2,165,909. As a result, on December 31, 2025, the Company had negative working capital of $944,511. On December 31, 2024, the Company had positive working capital of $749,437.

As of December 31, 2025, the Company had long-term assets of $120,478,387, comprised of net equipment assets of $115,375, land of $42,548,402 and long-term intangible assets of $77,814,610. As of December 31, 2025, the Company had long-term liabilities of $81,744,297, comprised of long-term debt, net of current portion of $1,400,000, long term deposits held of $1,000,000, and asset retirement obligations of $79,344,297.

Sources of Capital

Based on the Company’s current corporate strategy, its net operating losses for the 12 months following December 31, 2025 are expected to be approximately $1,800,000, which is comprised of general operating expenses partially offset by revenue generated by the Range Land business segment. Based on the Company’s cash balance of $2,110,171, and its estimated net operating losses of approximately $1,800,000 for the 12-month period ending December 31, 2026, the Company estimates that it may not have sufficient funds to operate its business over the next 12 months. The Company is actively managing its working capital to generate additional cash flow and is actively seeking additional financing to fund its currently estimated level of operations.

Our estimated total expenditures for the 12-month period ending December 31, 2026 could increase if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot generate operating revenues or raise the capital necessary to continue expanding our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Since inception, we have primarily funded our operations through equity and debt financings. Until such time as our operating businesses are consistently cash flow positive, we expect to continue funding our operations, at least in part, through equity and debt financings. However, sources of additional funds may not be available when needed, on acceptable terms, or at all. If we issue equity or convertible debt securities to raise additional funds or to fund, in whole or in part, acquisitions in furtherance of our business strategy, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to incur additional interest expenses. Obtaining commercial loans, assuming those loans are available, would increase our liabilities and future cash commitments. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, and other related costs.

Net Cash Provided By (Used in) Operating Activities

For the year ended December 31, 2025, net cash generated by operating activities was $123,028 compared to net cash used by operating activities of $1,591,426 for the year ended December 31, 2024 (an increase of $1,714,454). This increase was primarily attributable to (i) our net profit of $19,167,678 for the year ended December 31, 2025 compared to a net loss of $9,798,083 for the year ended December 31, 2024, (ii) accretion of asset retirement obligations of $1,912,968, (iii) amortization of long-term intangible assets of $1,098,737, (iv) depreciation of property and equipment from continued and discontinued operations of $170,291, (v) stock compensation expense of $311,480, (vi) an increase in the cash adjustment for asset disposals of $878,269, (vii) an increase in accounts payable related to continuing and discontinued operations of $358,903, and (viii) a decrease in prepaid expense of $13,913, offset by the gain on bargain purchase of $21,928,500, a decrease in accounts receivable (including unbilled and contract receivables) of $213,021, a decrease in accrued expenses from continuing and discontinued operations of $149,192, a decrease in deposits of $15,395, a gain on asset retirement obligation disposal of $2,444 and cash paid for asset retirement obligations of $1,479,574.

Net cash used in operating activities during the year ended December 31, 2024, consisted primarily of a (i) net loss of $9,798,083, (ii) a decrease in accounts receivable (including unbilled and contract receivables) of $4,069,297, (iii) an increase in the cash adjustment for asset disposals of $3,677,400, (iv) an increase in the cash adjustment for goodwill impairment of $751,421, (v) an increase in the cash adjustment for equipment impairment of $738,913, and (vi) depreciation of property and equipment of $1,868,997 offset by a decrease in accounts payable of $3,157,453.

Net Cash Provided By Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was $1,392,000, which consisted of $1,000,000 received as a deposit on two option agreements related to the Premier-Cambrian Acquisition, $492,000 proceeds from equipment sales, and $100,000 used for asset purchases. For the year ended December 31, 2024, net cash provided by investing activities was $430,100, which consisted of $270,000 received from sale of equipment, $160,000 in insurance policy proceeds from a casualty loss, and $100 received from the sale of the Graphium subsidiary.

Net Cash Provided By (Used In) Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $427,857, which consisted of $1,150,000 received from the issuance of common stock offset by $522,143 of long-term equipment debt payments and $200,000 of net payments on a bank credit line. For the year ended December 31, 2024, net cash used in financing activities was $848,188 and consisted of $1,848,188 of long-term equipment debt and bank credit line pay-downs offset by $1,000,000 received from the issuance of common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Executive Officer Since
Edward Feighan (2)(3)	Chairman of the Board of Directors	78	November 2018
Richard Celeste (1)(2)(3)	Director	88	January 2019
Michael Cavanaugh	Director and Chief Executive Officer	51	November 2018 / May 2019
Patricia Missal	Chief Financial Officer	56	April 2024

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nomination and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Edward Feighan, Chairman, is currently the Chairman and CEO of Covius LLC, a privately-held firm providing a range of services to the mortgage securitization industry. Mr. Feighan is a member of the board of directors of Continental Heritage Insurance Company, a specialty insurance company that provides surety bonds and other insurance solutions, and of its parent corporation, Continental Heritage Holding Company. From April 2025 to February 2026, Mr. Feighan served as a member of the board of directors of Titan Environmental Solutions, Inc. (OTC: TESI), a publicly-held provider of non-hazardous solid waste and recycling collection, transportation and disposal services. Mr. Feighan previously served as Chairman and CEO of ProCentury Insurance Corporation (NASDAQ: PROS) from its IPO in 2004 until its sale in 2008. In 1996, Mr. Feighan was the founding CEO of Century Business Services (NYSE: CBZ). Mr. Feighan held elective office in Cleveland, Ohio for twenty consecutive years from 1973 to 1993. After being elected to three terms in the Ohio House of Representatives from 1973 to 1979, Mr. Feighan served a four-year term as a Cuyahoga County Commissioner in the State of Ohio. Subsequently, Mr. Feighan served five terms as a Member of the United States House of Representatives from 1983 to 1993. During those ten years, Mr. Feighan served on the U.S. House Judiciary Committee and Foreign Affairs Committee. Mr. Feighan earned his law degree from Cleveland State University in 1978. The Board believes Mr. Feighan’s extensive operational and executive experience with growth companies pursuing business combination transactions, as well as his fundraising and regulatory insight and public service experience, provides the Company with a critical voice and perspective as the Company continues to develop its business and grow its operations.

Richard Celeste, Director, is a consultant and Founding Chair and Member of the Board of the US Olympic Museum (Colorado Springs, CO). In addition, Mr. Celeste serves on the Boards of Global Communities (Silver Springs, MD), Organic India USA (Boulder, CO), and Fabindia Ltd. (India). Mr. Celeste served as the Director of the United States Peace Corps from 1979-1981, as Governor of Ohio from 1983 to 1991, and as the United States Ambassador to India from 1997 to 2001. Mr. Celeste also served as the President of Colorado College from 2002-2011. The Board believes Mr. Celeste’s fundraising and regulatory insight and public service experience provides the Company with a critical voice and perspective as the Company continues to develop its business and grow its operations.

Michael Cavanaugh, Chief Executive Officer and Director, is currently the Chief Investment Officer of Tower 1 Partnership, LLC, a single-member family office of the Company’s largest shareholder focused on private and public investments in a variety of industries, Managing Partner and Co-Founder of Atlas Resolution Partners LLC, an advisory firm focused on resolving complex private capital fund issues, and manager of several affiliated investment partnerships. In 2018, Mr. Cavanaugh was Managing Director and Chief Financial Officer of Kaulig Companies, a single-member family office with interests in private equity, real estate and wealth management. From 2016 to 2018, Mr. Cavanaugh was a Managing Director of Conway MacKenzie, a national turnaround consulting firm, where he established and managed the firm’s Cleveland, Ohio office and provided interim management and restructuring services to distressed and underperforming businesses. From 2006 to 2009 and again from 2011 to 2015, Mr. Cavanaugh served as an executive with Resilience Capital Partners, a private equity firm focused on special situation control equity investments, where he served in several capacities, including as a Partner and member of the firm’s Investment Committee and as an officer and director of numerous portfolio companies. Mr. Cavanaugh received a B.A. from Columbia University in 1996, an M.B.A. from the University of Michigan Business School in 2003, and a J.D. from the University of Michigan Law School in 2003. The Board believes Mr. Cavanaugh’s extensive executive management experience and financial, legal and capital raising expertise is valuable to the Company as it continues to develop its business and grow its operations.

Patricia Missal, Chief Financial Officer, has served as Chief Financial Officer of the Company since April 2024 and previously as Controller of the Company from January 2023 to April 2024. Ms. Missal previously served as the Chief Financial Officer of Lux Global Label Company from August 2019 to February 2020, and then again from June 2021 to December 2022. She also served as Chief Financial Officer of Thirty-One Gifts, LLC from December 2019 to June 2021, and as Chief Financial Officer of Aero Communications, Inc from September 2011 to June 2019. Ms. Missal, a CPA, received her BSBA in Accounting from Ashland University and her MBA from Cleveland State University. She is a member of the AICPA and the Ohio Society of CPAs.

Term of Office

In accordance with our Bylaws, our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Director Independence

Pursuant to its charter, the Nomination and Corporate Governance Committee reviews the independence of each director annually and makes recommendations to the Board based on its findings. During these reviews, the Nomination and Corporate Governance Committee is to consider transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and our management in order to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent under the independence standards established by the Board from time to time and under the applicable rules of any applicable stock exchange, except to the extent permitted by such rules. While the Nomination and Corporate Governance Committee did not conduct its annual review of director independence in 2025, the Board has determined that all of our directors are independent other than Mr. Cavanaugh, our Chief Executive Officer. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held six meetings during the year ended December 31, 2025. The directors also, on occasion, communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, Bylaws and Nevada law. Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Corporate Governance Committee. Members of such committees met formally and informally from time to time throughout the year ended December 31, 2025 on committee matters, with the Audit Committee holding four meetings, the Compensation Committee holding one meeting, and the Nomination and Corporate Governance Committee holding no meetings. Each director attended, in person or by telephone, 100% of the meetings of the Board and any committee of which he was a member.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, none of our executive officers or directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

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

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during the year ended December 31, 2025, except that (i) each of our directors, including our Chief Executive Officer, failed to timely file a Form 4 reporting their receipt of options to purchase the Company’s common stock under the Range Impact, Inc. 2021 Stock Incentive Plan on April 3, 2025 as reported in a Form 4 filed by each such person on April 8, 2025, and (ii) Joseph E. LoConti, a beneficial owner of more than 10% of our outstanding Common Stock, failed to timely file a Form 4 reporting (A) a January 28, 2025 purchase of 5,000 shares of our Common Stock by Paragon Small Cap Fund I, LP (“Paragon”), of which he is the beneficial owner, until February 24, 2025, (ii) purchases of 5,000 shares of our Common Stock on each of February 6, 2025 and February 18, 2025, until May 29, 2025 and (iii) a April 7, 2025 purchase of 113,000 shares of our Common Stock by Paragon until May 6, 2025.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us during the years ended December 31, 2025 and December 31, 2024, for our current principal executive officer and principal financial officer.

Summary Compensation Table

Name	Period Ending	Salary ($)	Option Awards (non-cash) (1)		Total ($)

Michael Cavanaugh, Chief Executive Officer	Year Ended 12/31/25	236,000	74,500	(2)	310,500
(principal executive officer)	Year Ended 12/31/24	236,000	-		236,000

Patricia Missal, Chief Financial Officer	Year Ended 12/31/25	230,625	22,500	(4)	253,125
(principal financial officer)	Year Ended 12/31/24	267,750	95,000	(3)	362,750

(1) The method used and the assumptions made to calculate the fair value of option awards included in this table are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2025 and December 31, 2024 appearing elsewhere in this Annual Report.

(2) Based on the fair value of an option to purchase 250,000 shares of common stock with an exercise price of $0.148 per share granted in April 2025 and an option to purchase 250,000 shares of common stock with an exercise price of $0.15 per share, granted in December 2025.

(3) Ms. Missal was appointed as Chief Financial Officer in April 2024. The value of the option award is based on the fair value of an option to purchase 250,000 shares of common stock with an exercise price of $0.38 per share, granted in April 2024.

(4) Based on the fair value of an option to purchase 150,000 shares of common stock with an exercise price of $0.15 per share granted in December 2025.

Outstanding Equity Awards at December 31, 2025

	Option Awards
		Number of securities underlying unexercised option		Option Exercise	Option Expiration
	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Michael Cavanaugh (1)	05/08/2019	500,000	-	0.35	5/8/2029
	06/27/2019	250,000	-	0.30	6/27/2029
	12/10/2021	350,000	-	0.277	12/10/2031
	11/30/2022	750,000	-	0.18	11/30/2032
	12/21/2023	1,000,000	-	0.212	12/21/2033
	04/03/2025	250,000	-	0.148	4/03/2035
	12/31/2025	250,000	-	0.15	12/31/2035

Patricia Missal (2)	04/25/2024	250,000	-	0.38	4/25/2034
	12/31/2025	150,000	-	0.15	12/31/2035

(1)	Granted under the Company’s Equity Incentive Plan, the awards consist of (i) an option to purchase 500,000 shares of common stock, 250,000 of which became fully exercisable in May 2020 and 250,000 of which became fully exercisable in May 2021, (ii) an option to purchase 250,000 shares of common stock, 125,000 of which became fully exercisable in June 2020 and 125,000 of which became fully exercisable in June 2021, (iii) an option to purchase 350,000 shares of common stock, all of which became fully exercisable in December 2021, (iv) an option to purchase 750,000 shares of common stock, all of which became fully exercisable in November 2022, (v) an option to purchase 1,000,000 shares of common stock, all of which became fully exercisable in December 2023, (vi) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in April 2025, and (vii) an option to purchase 250,000 shares of common stock, all of which became fully exercisable in December 2025.

(2)	Granted under the Company’s Equity Incentive Plan, the award consists of (i) an option to purchase 250,000 shares of common stock, 125,000 which became fully exercisable in April 2024 and 125,000 of which became fully exercisable in April 2025 and (ii) an option to purchase 150,000 shares of common stock all of which became fully exercisable in December 2025.

Compensation of Directors

Directors receive a combination of cash and equity awards as compensation for their service. There are no additional fees paid for meetings attended although our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors and committees.

Director Compensation Table

The following table shows compensation paid to our non-employee directors during the year ended December 31, 2025:

Name	Fees earned or paid in cash	Option awards (non-cash)(1)	All other compensation	Total

Richard Celeste (1)	$36,000	$74,500	$-	$110,500

Edward Feighan (1)	$136,000	$74,500	-	$210,500

(1)	The method used and the assumptions made to calculate the fair value of the options are described in Footnote 6 of the financial statements and the accompanying notes for the years ended December 31, 2025 and December 31, 2024 appearing elsewhere in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our current executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Range Impact, Inc., 200 Park Avenue, Suite 400, Cleveland, Ohio 44122. Shares of our common stock subject to options, warrants or other rights currently exercisable or exercisable within 60 days after December 31, 2025, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants, convertible notes or other rights, but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Edward Feighan (2)	6,750,917	5.9
Michael Cavanaugh (3)	5,896,458	5.2
Richard Celeste (4)	1,750,000	1.5
Patricia Missal (5)	400,000	0.4

All Directors and Executive Officers as a Group (4 persons)	14,797,375	13.1
Joseph E. LoConti (6)	26,645,789	23.5
Indemnity National Insurance Company (7)	21,333,333	18.8

(1)	Based on 113,316,078 shares of our common stock issued and outstanding as of March 30, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Includes (i) 3,732,356 shares of the Company’s common stock held directly by Mr. Feighan, (ii) currently exercisable options to purchase 2,333,333 shares of common stock, and (iii) 685,228 shares of the Company’s common stock held by The Feighan Family Fund, LLC (the “Feighan Fund”), an entity beneficially owned by Mr. Feighan.

(3)	Consists of (i) 2,546,458 shares of common stock and (ii) currently exercisable options to purchase 3,350,000 shares of common stock.

(4)	Represents currently exercisable options to purchase 1,750,000 shares of common stock.

(5)	Represents currently exercisable options to purchase 400,000 shares of common stock.

(6)	This information is based solely on the Form 4 filed on Mr. LoConti on September 25, 2025. Mr. LoConti’s address is 200 Park Avenue, Suite 400, Orange Village, Ohio 44122.

(7)	This information is based solely on the Schedule 13G filed by Indemnity National Insurance Company on November 7, 2023. Indemnity National Insurance Company’s address is 238 Bedford Way, Franklin, Tennessee 37064.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On January 21, 2025, the Company entered into a securities purchase agreement with Tower IV, LLC, an Ohio limited liability company (“Tower IV”), providing for the issuance and sale by the Company to Tower IV of an aggregate of 3,333,333 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share. The aggregate gross proceeds from the sale of the Shares were approximately $500,000. Mr. Joseph E. LoConti (“LoConti”) is the beneficial owner of Tower IV.

On March 31, 2025, Range Sky View Land LLC (“Range Sky”), a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (“Sky View Purchase Agreement”) with AppleAtcha Land, LLC (“AppleAtcha”) and WV Reclaim Co, LLC (“Reclaim,” and collectively with AppleAtcha, the “Sellers”) pursuant to which Range Sky agreed to purchase, among other things: (i) approximately 14,670 acres of real property located in Clay, Fayette and Nicholas Counties, West Virginia, associated with the Fola mining operations (“Fola Mine”), including surface property and coal owned by Sellers; (ii) certain real property agreements, including surface leases and solar leases, located at the Fola Mine; (iii) certain coal royalty and overriding royalty agreements associated with the Fola Mine; (iv) certain equipment and other personal property located at the Fola Mine; (v) related accounts receivable owing to Sellers; and (vi) to the extent transferrable and subject to all required governmental approvals, the management and reclamation of thirty-six (36) permits associated with the Fola Mine ((i) through (vi) collectively, the “Purchased Assets”) in exchange for $2,958,516 (“Purchase Consideration”) comprised of (a) certain assumed liabilities relating to the Purchased Assets and (b) a credit against the amounts owed by Sellers to the Company and its subsidiaries for the provision of various reclamation, mining and security services provided at the Fola Mine. The Purchase Agreement contains terms, conditions, covenants, indemnification provisions, and representations and warranties from each of the respective parties that are customary and typical for a transaction of this nature.

AppleAtcha is a wholly-owned subsidiary of Fola Landholding, LLC (“Fola Holding”). Fola Holding is 80%-owned by Tower IV, an investment entity owned by the daughters of LoConti, the Company’s largest shareholder. Devica Capital, LLC (“Devica”), an investment entity owned by Michael Cavanaugh (“Cavanaugh”), the Company’s Chief Executive Officer and member of the Company’s board of directors, owns the remaining 20% of Fola Holding. LoConti and Cavanaugh are the sole managers of Fola Holding and AppleAtcha. LoConti also owns approximately 9% of the outstanding stock of Continental Heritage Holding Company (“CHHC”), which owns Continental Heritage Insurance Company (“CHIC”), a specialty insurance company, which holds the reclamation bonds being assumed by the Company in connection with the transactions reflected by the Sky View Purchase Agreement. Edward Feighan, the Company’s Chairman of the Board, is a member of the board of directors of CHHC and owns approximately 7% of the outstanding stock of CHHC.

On May 30, 2025, Range Sky entered into a Transaction Advisory Agreement (“Advisory Agreement”) with AppleAtcha and Reclaim pursuant to which AppleAtcha and Reclaim agreed to pay Range Sky $750,000 and $25,000, respectively (collectively, the “Advisory Fee”), in consideration of Range Sky’s provision of transition advisory services in connection with the sale by AppleAtcha and Reclaim of (i) approximately 424.80 acres of surface interests and 3,773.60 acres of mineral interests and (ii) three (3) related mining permits ((i) and (ii) collectively referred to herein as the “Ramp Run Mine”). The Advisory Fee is due and payable only upon the closing of the sale of the Ramp Run Mine to a third-party (the “Payment Condition”). The Advisory Agreement is terminable by any of the parties on written notice to the others provided that in the event that the Payment Condition is satisfied within 120 days after the date of a termination by Reclaim and AppleAtcha, then in such case, Range Sky would still be entitled to receive the Advisory Fee payable in full on the closing date of the sale. The Ramp Run Mine was sold to Ramp Run Mining, LLC and the Advisory Fee was paid in full on May 30, 2025.

On June 30, 2025, Range Sky (i) acquired two mining permits for which the Company had previously assumed management and reclamation responsibilities through the Fola Acquisition and (ii) assumed a Coal Mining Lease entered into by AppleAtcha, as lessor, Reclaim, as permittee, and Coal-Mac LLC, as lessee.

On July 1, 2025, Range Sky and AppleAtcha entered into an Assignment and Assumption Agreement (“Assignment”) pursuant to which AppleAtcha assigned to Range Sky a Coal Mining Lease entered into by AppleAtcha, as lessor, and Contura CAPP Land, LLC, as lessee (the “Contura Coal Lease”), pursuant to a Purchase and Sale Agreement, dated as of March 31, 2025, by and among Reclaim, Range Sky and AppleAtcha.

On September 24, 2025, the Company entered into a securities purchase agreement with Tower IV pursuant to which Tower IV purchased 2,333,333 shares of the Company’s common stock (the “Shares”) at a price of $0.15 per share. The aggregate gross proceeds from the sale of the Shares were approximately $350,000. Mr. Joseph E. LoConti is the beneficial owner of Tower IV.

On December 31, 2025, Range Bluegrass Land, LLC, a wholly-owned indirect subsidiary of the Company (“Range Bluegrass”), entered into a Purchase and Sale Agreement (the “Bluegrass Purchase Agreement”) with Continental Land Co., LLC (“Continental Land”) for the purchase of the real and personal property commonly associated with the past Premier Elkorn and Cambrian Coal mining operations in Eastern Kentucky (the “Premier-Cambrian Mine”) in exchange for Range Bluegrass’ agreement to assume responsibility for the oversight, management and release of forty-three (43) mining permits owned by Reckoning Reclamation, LLC (“Reckoning”) associated with the Premier-Cambrian Mine. In connection with its assumption of the reclamation costs, on December 31, 2025, Range Bluegrass also entered into a Joinder to General Indemnity Agreement (“GIA Joinder”) by and among Range Bluegrass, Reckoning, and CHIC, the latter of which issued the surety bonds with respect to the permits associated with the mines on the Premier-Cambrian Mine (the “Reckoning Permits”), pursuant to which Range Bluegrass pledged the purchased real and personal property associated with the Premier-Cambrian Mine as collateral in support of the approximately $54 million in bonds issued by CHIC for the Reckoning Permits.

Continental Land is 100% owned by Fola Holding, a related party of Messrs. LoConti and Cavanaugh. LoConti also owns approximately 9% of the outstanding stock of CHHC, which holds the reclamation bonds, the liability for which is being assumed by Range Bluegrass in connection with the transactions reflected by the Bluegrass Purchase Agreement.

Through the filing of this Annual Report, except for the transactions listed above, there have been no other transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fee Summary

The following table provides information regarding the fees billed to us by Meaden & Moore, Ltd., our independent registered public accounting firms, for services rendered in the years ended December 31, 2025 and 2024. All fees described below were approved by our Board of Directors:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees	$130,000	$124,935
Tax Fees	39,000	33,000
All Other Fees	19,500	41,685
Total Fees	$188,500	$199,620

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

RANGE IMPACT, INC.

Date: March 30, 2026	By:	/s/ Michael Cavanaugh
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

SIGNATURE	TITLE	DATE

/s/ Michael Cavanaugh	Chief Executive Officer and Director	March 30, 2026
Michael Cavanaugh	(Principal Executive Officer)

/s/ Edward Feighan	Director	March 30, 2026
Edward Feighan

/s/ Richard Celeste	Director	March 30, 2026
Richard Celeste

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011)
3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)
3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)
3.1.5	Articles of Merger, dated as of September 30, 2021, (Incorporated by reference to Exhibit 3.1.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)
3.2.1.	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)
3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)
3.2.3.	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)
10.10	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).
10.11#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)
10.12	Second Amended and Restated Revolving Promissory Note, dated as of December 20, 2024, made by the Company, in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed with the SEC on March 31, 2025)
10.13	Second Amended and Restated Revolving Promissory Note, dated as December 20, 2024, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed with the SEC on March 31, 2025)
10.14	Securities Purchase Agreement, dated as of January 21, 2025, between the Company and Tower IV, LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 23, 2025.)
10.15	Stock Purchase Agreement between the Company and Placer Biosciences Inc., dated as of September 30, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 2, 2024.)
10.16	Asset Purchase Agreement by and among Haney’s Equipment, LLC, Collins Reclamation, LLC, R L Collins, LLC, Braxton Materials, LLC and Collins Building & Contracting, Inc., dated as August 22, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on August 29, 2024.)
10.17	Securities Purchase Agreement between the Company and Continental Heritage Holding Company, LLC, dated as of June 17, 2024 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 20, 2024.)
10.18

Purchase and Sale Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of March 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025).

10.19

Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.20

Purchase and Sale Agreement between WV Reclaim Co, LLC and Range Sky View Land LLC, dated June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.21	Assignment and Assumption Agreement between AppleAtcha Land LLC and Range Sky View Land LLC (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).
10.22

Securities Purchase Agreement, dated September 23, 2025, between the registrant and Edward F. Feighan (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on September 24, 2025).

10.23

Securities Purchase Agreement, dated September 23, 2025, between the registrant and Michael Cavanaugh (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on September 24, 2025).

10.24

Securities Purchase Agreement, dated September 23, 2025, between the registrant and Tower IV, LLC (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on September 24, 2025).

10.25

Stock Purchase Agreement between Range Reclaim, LLC and Collins Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.26

Purchase and Sale Agreement between Continental Land Co., LLC and Range Bluegrass Land, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.27

Option Agreement between Range Bluegrass Land, LLC and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.28	Consulting Agreement between the registrant and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).
10.29	Consulting Agreement between the registrant and F&G LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).
10.30

Membership Interest Option and Cash Distribution Right Agreement between Range Bluegrass Land, LLC and Wicks Building LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.31	Joinder to General Indemnity Agreement between Continental Heritage Insurance Company, Range Bluegrass Land, LLC and Reckoning Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).
19*	Policy on Insider Trading and Confidentiality (Incorporated by reference to Exhibit 19 to the registrant’s Form 10-K filed with the SEC on March 31, 2025).
21.1*	Subsidiaries
23.1*	Consent of Meaden & Moore, Ltd.
23.3*	Power of Attorney (included on the signature page to this Annual Report.)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosures

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Range Impact, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Range Impact, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: 1) relates to accounts or disclosures that are material to the consolidated financial statements and 2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Retirement Obligations

As described in Notes 1, 4, 5 and 6 to the consolidated financial statements, the Company’s consolidated asset retirement obligation was $79,344,297 as of December 31, 2025. The Company records the asset retirement obligation at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the asset retirement obligation resulting from permitted sites being added or deleted or changes in future cash flow estimates are made in the period in which the change occurs and are offset by increasing or decreasing the carrying value of the related long-lived asset by an equal amount.  Changes to the asset retirement obligation are also recognized as accretion expense in future periods.  Changes to long-lived assets are also recognized as amortization expense in future periods. On at least an annual basis, the Company reviews its estimated future cash flows for its asset retirement obligation.

We identified the valuation of the asset retirement obligation as a critical audit matter because the estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including discount rates, inflation rate, timing of reclamation activities, and the nature of and inputs of expected costs of reclamation activities.

Our audit procedures related to the Company’s asset retirement obligation included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s accounting for the asset retirement obligation, including the design of the controls over management’s review of the significant assumptions and data inputs described above.

●	We compared significant valuation assumptions including the discount rates and inflation rate to market data to assist in testing the Company’s discounted cash flow model.

●	The Company utilized an external specialist (mining engineer) to evaluate the reasonableness of the assumptions and inputs used in estimating the asset retirement obligations. We reviewed the external specialist’s report and conducted interviews with the external specialist to gain an understanding of the scope of their work and of their skills, knowledge, experience, and expertise in this area.

●	Based on the findings of the specialist, we reviewed the nature of the inputs to expected costs of reclamation activities and agreed to underlying support, assessed consistency of methodology in setting assumptions, evaluated the reasonableness of the estimated costs based on permit type and individual attributes, and compared actual costs to recent operating data from management.

/s/ Meaden & Moore, Ltd.

MEADEN & MOORE, LTD.

We have served as the Company’s auditor since 2021.

Cleveland, Ohio

March 30, 2026

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2025	2024
Assets

Current Assets
Cash and cash equivalents	$2,110,171	$167,286
Accounts receivable	617,929	-
Prepaid expenses	14,810	28,723
Deposits	15,395	-
Current assets of discontinued operations	-	3,363,424
Equipment held for sale	-	733,613
Total current assets	2,758,305	4,293,046
Long-Term Assets
Land	42,548,402	1,008,897
Property and equipment, net of accumulated depreciation	115,375	890,772
Long-term intangible assets	77,814,610	-
Total long-term assets	120,478,387	1,899,669
Total Assets	$123,236,692	$6,192,715

Liabilities and Stockholders’ Equity

Current Liabilities
Line of credit	$-	$2,000,000
Current portion of long-term debt	-	789,719
Current portion of bank debt	400,000	-
Accounts payable	1,136,907	335,120
Accrued expenses	2,165,909	161,832
Current liabilities of discontinued operations	-	256,938
Total current liabilities	3,702,816	3,543,609
Long-Term Liabilities
Long-term debt, net of current portion	-	1,814,701
Bank debt, net of current portion	1,400,000	-
Deposits held	1,000,000	-
Asset retirement obligations	79,344,297	-
Total long-term liabilities	81,744,297	1,814,701
Total liabilities	85,447,113	5,358,310

Stockholders’ Equity
Controlling Interest:
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 112,282,745 and 104,727,189 shares issued and outstanding, respectively	112,283	104,727
Additional paid-in-capital	59,063,484	57,609,560
Accumulated deficit	(37,712,204)	(56,879,882)
Total controlling equity interest	21,463,563	834,405
Noncontrolling equity interest	16,326,016	-
Total stockholders’ equity	37,789,579	834,405
Total Liabilities and Stockholders’ Equity	$123,236,692	$6,192,715

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2025	Year Ended December 31, 2024

Revenues	$3,710,714	$-
Costs and expenses:
Costs of services	183,191	385,265
Depreciation of property and equipment	78,383	89,947
Amortization of long-term intangible assets	1,098,737	-
Accretion of asset retirement obligations	1,912,968	-
General and administrative	2,177,299	1,677,326
Total operating expenses	5,450,578	2,152,538

(Loss) from continuing operations before other income (expense)	(1,739,864)	(2,152,538)

Other income (expense):
Gain on bargain purchase	21,928,500	-
Gain on disposal of asset retirement obligations	2,444	-
Gain on sale of fixed assets	1,085	-
Other income	83,627	39,227
Fixed asset impairment	(831,027)	(738,913)
Interest expense	(252,279)	(255,972)
Interest income	353	7,405
Total other income (expense)	20,932,703	(948,253)

Income (loss) from continuing operations before income tax	19,192,839	(3,100,791)
Income tax expense attributable to continuing operations	-	(77,368)
Income (loss) from continuing operations	19,192,839	(3,178,159)
Loss from discontinued operations	(25,161)	(6,619,924)
Net income (loss)	$19,167,678	$(9,798,083)

Net income (loss) per share – basic and diluted	$0.18	$(0.09)
Weighted average number of common shares outstanding – basic and diluted	109,350,933	104,727,189

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in-	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	101,023,485	$101,023	$56,547,804	$(47,081,799)	$-	$9,567,028

Shares issued for cash	3,703,704	3,704	996,296	-	-	1,000,000
Stock based compensation	-	-	65,460	-	-	65,460
Net loss	-	-	-	(9,798,083)	-	(9,798,083)

Balance, December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	-	$834,405

Shares issued for cash	7,555,556	7,556	1,142,444	-	-	1,150,000
Stock based compensation	-	-	311,480	-	-	311,480
Noncontrolling equity interest	-	-	-	-	16,326,016	16,326,016
Net income	-	-	-	19,167,678	-	19,167,678

Balance, December 31, 2025	112,282,745	$112,283	$59,063,484	$(37,712,204)	$16,326,016	$37,789,579

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net income (loss)	$19,167,678	$(9,798,083)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase	(21,928,500)	-
Net loss on asset disposals of discontinued operations	-	3,677,500
Gain on disposition of business	-	(100)
Gain on disposition of asset retirement obligations	(2,444)	-
Gain on sale of fixed assets	(1,085)	-
Fair value of vested stock options	311,480	65,460
Goodwill impairment of discontinued operations	-	751,421
Fixed asset impairment	878,269	738,913
Depreciation of property and equipment	78,383	89,947
Depreciation of discontinued operations	91,908	1,779,050
Amortization of long-term intangible assets	1,098,737	-
Accretion of asset retirement obligations	1,912,968	-
Changes in operating assets and liabilities:
Accounts receivable	(390,188)	-
Accounts receivable from discontinued operations	-	3,970,553
Unbilled receivables from discontinued operations	22,813	5,788
Contract assets from discontinued operations	154,354	92,956
Prepaid expenses and other current assets	13,913	86,601
Accounts payable	580,345	(3,378,895)
Accounts payable from discontinued operations	(221,442)	221,442
Accrued expenses	(113,696)	60,549
Accrued expenses from discontinued operations	(35,496)	35,496
Cash paid for asset retirement obligations	(1,479,574)	-
Deposits	(15,395)	1,442
Deposits from discontinued operations	-	8,534
Net cash provided by (used in) operating activities	123,028	(1,591,426)

Cash flows from investing activities:
Cash paid for equipment purchases	(100,000)	-
Proceeds from asset sales	492,000	-
Long-term deposits received	1,000,000	-
Net proceeds from sale of assets from discontinued operations	-	270,000
Net insurance proceeds from casualty loss from discontinued operations	-	160,000
Net proceeds from disposition of Graphium Biosciences	-	100
Net cash provided by investing activities	1,392,000	430,100

Cash provided by financing activities:
Issuance of shares for cash	1,150,000	1,000,000
Repayment of long-term debt	(522,143)	(1,448,188)
Repayment of line of credit	(200,000)	(400,000)

Net cash provided by/ (used in) financing activities	427,857	(848,188)

Net increase (decrease) in cash and cash equivalents	1,942,885	(2,009,514)
Cash and cash equivalents - beginning of period	167,286	2,176,800

Cash and cash equivalents - end of period	$2,110,171	$167,286

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$170,579	$486,515
Income taxes	$-	$77,368

Supplemental schedule of non-cash investing and financing activities:
Line of credit converted to term bank debt	$1,800,000	$-
Reduction in accounts receivable as part of FOLA transaction	$2,958,516	$-
Acquisition of land related to asset retirement obligation	$41,359,505	$-
Debt forgiveness related to equipment surrender	$-	$1,012,375
Debt forgiveness related to Collins Building asset disposal	$-	$2,940,836
Debt reduction transferred to deficiency claim	$2,082,277	$-
Initial recording of asset retirement cost and asset retirement obligation	$79,701,104	$-
Reduction of bargain purchase gain for noncontrolling equity interest	$16,326,016	$-

The accompanying notes are an integral part of these consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS

ENDED DECEMBER 31, 2025 AND 2024

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Since inception, the Company has undergone several strategic transformations conducting prior operations under the names Legend Mining Inc., Stevia First Corp., Vitality Biopharma, Inc., and Malachite Innovations, Inc. In December 2023, the Company adopted its current name and reorganized into six operating segments: Range Reclaim, Range Water, Range Security, Range Land, Range Minerals, and Graphium Biosciences. The Company expanded its environmental services operations through the acquisitions of Range Environmental Resources, Inc. and Range Natural Resources, Inc. in May 2022, and Collins Building & Contracting, Inc. in August 2023. The Company subsequently sold substantially all the assets of Collins Building in August 2024, followed by a complete divestment in December 2025, and divested Graphium Biosciences, Inc. in September 2024, as described in more detail in Note 4. Since March 2025, the Company conducts its business under two operating segments: Range Land and Range Services.

Significant land and asset acquisitions include:

●	Hobet Mine Acquisition (September 2023): The Company acquired 1,745 acres of surface and mineral interests in Lincoln and Boone Counties, West Virginia, for a total cash purchase price of $948,376.

●	Fola Mine Acquisition (March 2025): The Company acquired 120,154 acres of fee, surface, and mineral interests at the Fola Mine Complex in Clay and Nicholas Counties, West Virginia (the “Fola Acquisition”) from AppleAtcha Land, LLC, an entity indirectly owned by the Company’s largest shareholder and its CEO (“AppleAtcha”). The acquisition included the purchase of 15 mining permits and the assumption of management and reclamation responsibilities for 21 additional mining permits that remained with the current permittee, WV Reclaim Co. LLC (“Reclaim”), with an estimated total asset retirement obligation of $36.6 million. The Company also assumed two coal royalty contracts, and a 25-year lease for a large-scale solar project. The Fola Acquisition is described in more detail in Note 4.

●	Ramp Run Mine Transaction (May 2025): The Company entered into a Transaction Advisory Agreement (“Advisory Agreement”) with AppleAtcha and Reclaim, pursuant to which AppleAtcha and Reclaim agreed to pay the Company $750,000 and $25,000, respectively (collectively, the “Advisory Fee”) in connection with the Company’s assistance with the sale to a third-party purchaser of (i) approximately 424.80 acres of surface interests and 3,773.60 acres of mineral interests and (ii) three (3) related mining permits ((i) and (ii) collectively referred to herein as the “Ramp Run Mine”).

●

Winoc Acquisition (June 2025): The Company acquired two mining permits for which the Company had previously assumed management and reclamation responsibilities through the Fola Acquisition and assumed an associated coal lease at the Fola Mine (the “Winoc Acquisition”).

●	Premier-Cambrian Acquisition (December 2025): The Company acquired 15,704 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn Mine Complex and Cambrian Coal Mine Complex in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Acquisition”) from Continental Land, LLC, an entity indirectly owned by the Company’s largest shareholder and its CEO. The acquisition included the assumption of management and reclamation responsibilities for 43 mining permits that remained with the current permittee, Reckoning Reclamation LLC, with an estimated total asset retirement obligation of $43.1 million. The Premier-Cambrian Acquisition is described in more detail in Note 5.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred a net loss (excluding recognized bargain purchase gains of $21,928,500) of $2,760,822 and generated $123,028 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company estimates, as of December 31, 2025, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $2,110,171 against near term cash requirements and expected revenues to be generated by the Company’s operating business segments. However, these estimates could differ if the Company encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. As a result, management’s plans do not currently overcome the substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the accompanying financial statements are issued.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-K and Article 8 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: CLV Azurite Land LLC, Collins Building & Contracting, Inc. (sold in December 2025 and included in discontinued operations in 2025 and retroactively for 2024), Graphium Biosciences, Inc. (sold in September 2024 and included in discontinued operations in 2024), Range Bluegrass Land, LLC, Range Environmental Resources, Inc., Range Land, LLC, Range Minerals, LLC, Range Natural Resources, Inc., Range Reclaim, LLC, Range Rock Creek Land, LLC, Range Security, LLC, Range Security Resources, LLC, Range Sky View Land, LLC, Range Water, LLC, and Terra Preta, LLC, and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

During the third quarter of 2024, the Company sold its wholly-owned subsidiary Graphium Biosciences, Inc. During the fourth quarter of 2025, the Company sold its wholly-owned subsidiary Collins Building & Contracting, Inc. Additionally the Company ceased providing reclamation services through Range Services to third parties during the year ended December 31, 2025. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net loss or net income in the Consolidated Statements of Operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts.

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

The Company primarily invoices customers for coal royalties and recognizes revenue on a periodic basis as coal is shipped. Costs for equipment, labor and chemicals are generally expensed as incurred. All revenue is recognized at a point in time.

The Company recognizes consulting revenue on a periodic basis as services are provided to non-affiliated third parties related to the reclamation and repurposing of land at the Premier-Cambrian Mine. All revenue is recognized at a point in time.

The Company recognized revenue on reclamation contracts over time for operations included in discontinued operations. The Company’s contracts were generally accounted for as a single performance obligation since the Company was providing a significant service of integrating components into a single project. The Company recognized revenue using a cost-based input method, by which actual costs incurred relative to total estimated contract costs determine, as a percentage, progress toward contract completion. This percentage was applied to the transaction price to determine the amount of revenue to recognize. The Company believes the cost-based input method is the most faithful depiction of performance because it directly measures the value of the services transferred to the customer.

Contract Estimates

Due to the nature of the Company’s former performance obligations, the estimation of total revenue and cost at completion is subject to many variables and requires significant judgment. Since a significant change in one or more of these variables could affect the profitability of contracts, the Company reviews and updates contract-related estimates regularly through a review process in which the Company reviews the progress and execution of performance obligations and the estimated cost at completion. All activity related to these contracts are included in discontinued operations as of December 31, 2025, and retroactively to December 31, 2024.

The Company recognized adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, a provision for the entire loss is recognized in the period it is identified.

The net effect of the changes in estimates of contract profits on current year closed jobs was to decrease “net income” by approximately ($279,970) for the 13 months ended December 31, 2024 (for the period December 1, 2023 through December 31, 2024), which is included in net income from discontinued operations in the statement of operations. The effect to “net income” is based on that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding year.

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

Revenue in the amount of $3,710,714 was earned using a point-in-time measurement during the year ended December 31, 2025, and is included in continuing operations. Revenue in the amount of $1,189,915 was earned using a point-in-time measurement during the year ended December 31, 2025, and is included in discontinued operations. Revenue in the amount of $6,951,680 and $2,059,401 was earned using a point-in-time and earned-over-time measurement, respectively, during the year ended December 31, 2024, and both are included in discontinued operations.

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

Accounts Receivable

Included as a component of discontinued operations accounts receivable are contract receivables that represent the Company’s unconditional right, subject only to the passage of time, to receive consideration arising from performance obligations under reclamation contracts with customers. Billed contract receivables have been invoiced to customers based on contracted amounts. Contract receivables were $154,354 as of December 31, 2024 and are included in current assets from discontinued operations on the balance sheet for the year then ended.

The Company recognizes an allowance for losses on accounts and contract receivables in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging and management’s assessment of current conditions and reasonable and supportable expectations of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. Based on management’s assessment, it has concluded that losses on balances outstanding as of December 31, 2025 and 2024 will be immaterial and, therefore, no allowances were recorded for the years ended December 31, 2025 or 2024. No bad debt expense was accrued in either of the years ended December 31, 2025 or 2024.

Contract Assets (Discontinued Operations)

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is utilized, and revenue recognition exceeds the amount billed to the customer. The Company’s contract assets are reported on a contract-by-contract basis at the end of each reporting period. The Company classifies contract assets as current or noncurrent based on whether the revenue is expected to be recognized sooner or later than one year from the balance sheet date. These accounts receivable are included in the discontinued operations for 2024.

Details of contract assets arising from reclamation contracts in process as of December 31, 2024 are as follows:

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

	December 31, 2025	December 31, 2024

Equipment	$637,173	$3,433,543
Accumulated depreciation	(521,798)	(2,542,771)
Net book value	115,375	890,772
Depreciation expense (continuing operations)	78,383	89,947
Depreciation expense (discontinued operations)	$91,908	$1,779,050

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

The Company assesses the recoverability of its property and equipment by determining whether the depreciation of the assets over their remaining lives can be recovered through projected future cash flows generated by the assets. There was a group of five assets identified for impairment. See “Equipment Held for Sale” below.

Land

Land is carried at cost. The Company assesses the recoverability of its land by determining whether the cost of the land can be recovered through projected future cash flows generated by the land. No land was identified for impairment.

	December 31, 2025	December 31, 2024

Land, beginning of year	$1,008,897	$1,008,897
Acquisitions during the period	41,539,505	-
Impairments	-	-
Land, end of year	$42,548,402	$1,008,897

Equipment Held for Sale

Following the completion of specific projects in the fourth quarter of 2024, the Company’s management concluded that certain pieces of equipment would no longer be required for future projects. Consequently, these items were separated and prepared for sale. The Company was expecting to sell these assets to a private party during the first six months of fiscal year 2025. The Company recorded an impairment loss of $738,913 as of December 31, 2024 based on its determination of fair value of the assets to be sold. These assets were reported within the Range Services segment and were fully disposed of in 2025. There is no equipment held for sale as of December 31, 2025.

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

The Company performed its annual impairment test for goodwill on December 31, 2024 which was the annual assessment date. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. On December 31, 2024, it was determined that a quantitative impairment test was required. The Company performed a discounted cash flow analysis and determined the value of the goodwill had lapsed. As a result, the goodwill was fully impaired and resulted in a charge against earnings in the full amount of $751,421 during the year ended December 31, 2024.

As a result of the full impairment of goodwill during the year ended December 31, 2024, the Company had no goodwill recorded on its Consolidated Balance Sheets as of December 31, 2024 and December 31, 2025.

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. The Company had no lease commitments for longer than one year as of December 31, 2025 or 2024.

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

	December 31, 2025	December 31, 2024
Options	13,193,376	11,594,210
Warrants	3,166,667	3,166,667
Total	16,360,043	14,760,877

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Accordingly, patent costs are expensed as incurred.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s reclamation and redevelopment innovations and product candidates. Research and development costs are expensed as incurred.

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

The equipment held for sale at December 31, 2024 is carried at the lower of carrying amount or fair value and is considered Level 2 as it is based on market prices for similar assets.

The Company’s long-term intangible assets as of December 31, 2025 are recorded in an amount equal to the fair value of the Company’s asset retirement obligations and therefore are considered Level 3.

Segments

As of December 31, 2025, the Company had two operating business segments: (i) Range Land and (ii) Range Services. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites into long-term revenue generating projects. Range Services provides environmental and operational support services to help reclaim and repurpose former mine land. Previously, the Company had five operating business segments: (i) Range Reclaim; (ii) Range Minerals; (iii) Range Water; (iv) Range Security; and (v) Range Land.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company adopted this ASU effective January 1, 2025 with no material impact.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires public entities to disaggregate income statement expense line items and to disclose in tabular format within the notes to the financial statements certain categories of costs (e.g. purchases of inventory, employee compensation, deprecation, intangible asset amortization, depletion etc.) to the extent line items contain such costs. In addition, entities will be required to define and disclose selling expenses. The additional disclosures may be provided prospectively or retrospectively. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will provide the additional required disclosures upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update requires public entities to disclose significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and to provide additional qualitative and quantitative disclosures regarding how segments are managed. The Company adopted ASU 2023-07 as of December 31, 2024 in accordance with the required adoption timeline for public entities. The adoption of this ASU did not materially impact the Company’s financial statement disclosures as the Company’s existing segment reporting practices were already in alignment with the new requirements.

2. DISPOSALS AND DISCONTINUED OPERATIONS

On August 22, 2024, substantially all assets of Collins Building were sold to its previous owner in exchange for the cancellation of all remaining debt owed to him by the Company arising from the Company’s acquisition of Collins Building in August 2023. Any projects related to Collins Building was to be completed either by subcontractors or with equipment and resources of Range Services. The Company recognized a net loss on the Collins Building sale of $3,043,799. This sale did not constitute a discontinued operation as the Company had ongoing business and was still operating with active contracts and completion of work in progress until December 31, 2025. Refer to Note 3 for more information on the Collins Building transaction.

On September 30, 2024, the Company sold all of its common stock of Graphium Biosciences to a newly-formed entity, Placer Biosciences, Inc. (“Placer”) owned by two former officers of the Company, in exchange for a warrant to purchase 1,000 shares of Placer’s common stock (then representing 25% of the outstanding shares of Placer) at $0.01 per share and cash proceeds of $100, with the cash proceeds reflected within “Net proceeds from disposition of Graphium Biosciences” in the investing activities of the Consolidated Statements of Cash Flows, and recognized a gain on sale of $100, included within “Loss from discontinued operations” on the Consolidated Statements of Operations. The warrant to purchase Placer’s shares expires September 30, 2034.

During the year ended December 31, 2024, Range Environmental suffered a casualty loss on a piece of equipment. Insurance proceeds of $160,000 were received for this loss. In addition, several pieces of equipment no longer needed for current or foreseeable operations were sold for net proceeds of $270,000. The proceeds from these transactions are shown within “Cash flows from investing activities” and the losses from these transactions are shown within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.

During the year ended December 31, 2024, the biochar ovens owned by our wholly-owned subsidiary, Terra Preta, LLC, were dismantled since they were no longer being used for small batch biochar production. The resulting loss of $12,365 is included within “Cash flows from operating activities” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company sold all its common stock of Collins Building & Contracting, Inc. (“Collins Building”) to its previous owner for $1.00. The sale included all uncompleted projects with government entities and obligates the new owner to complete the construction projects. The sale of Collins Building marks a strategic shift away from providing reclamation services to third parties. As the Company will only provide services for its own benefit, revenues and related expenses to reclamation services provided to third parties is included in discontinued operations on the Consolidated Statement of Operations.

Assets and Liabilities of Discontinued Operations

As previously described, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented. On December 31, 2025 and December 31, 2024, these balances consisted of current assets as well as current liabilities.

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current and long-term assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Assets

Current Assets
Accounts receivable	$-	$3,209,070
Contract assets		154,354
Current assets of discontinued operations	$-	$3,363,424

Current Liabilities
Accounts payable	$-	$221,442
Accrued expenses	-	35,496
Current liabilities of discontinued operations	$-	$256,938

Loss from Discontinued Operations

Discontinued operations for years ended December 31, 2025 and 2024 consists of results from Graphium Biosciences operations as well as Collins Building & Contracting, Inc and reclamation services performed for third parties by Range Environmental Resources, Inc., Range Security Resources, LLC, and Range Natural Resources, Inc.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented on the Company’s Consolidated Statements of Operations:

	December 31
	2025	2024

Revenue	1,189,915	9,011,081
Cost of revenues	1,215,076	9,419,997
General and administrative	-	978,644
Research and development	-	465,936
Loss from discontinued operations	(25,161)	(1,853,496)

Other income	-	23,943
Goodwill impairment	-	(751,421)
Interest expense	-	(361,450)
Loss on sale of assets	-	(3,677,500)
Loss from discontinued operations	$(25,161)	$(6,619,924)

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

For the year ended December 31, 2024, the Company recorded the revenue generated from reclamation services on abandoned mine land, which was historically the core business of Collins Building, as revenue of Range Environmental Resources, Inc. Refer to Note 2 for subsequent sale information.

4. ACQUISITION OF FOLA MINE SITE

On March 31, 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC, acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia. As part of the Fola Acquisition, the Company acquired 15 mining permits and the assumption of management and reclamation responsibilities for 21 additional mining permits that remained with the current permittee, WV Reclaim Co. LLC, with an estimated total asset retirement obligation of $36,562,110. As a result, on March 31, 2025, the Company recorded asset retirement obligations of $36,562,110 related to the Fola Acquisition and capitalized an equal amount as a long-term intangible asset. The Company also assumed two coal royalty contracts and one 25-year solar lease for the development of a large-scale solar project. Additionally, in June 2025, the Company acquired two mining permits for which the Company had previously assumed management and reclamation responsibilities through the Fola Acquisition and assumed an associated coal lease at the Fola Mine (the “Winoc Acquisition”).

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	1,912,968
Sites added during the period	36,562,110
Sites removed during the period	(134,596)
Revisions in estimated cash flows during the period	(655,605)
Expenditures during the period	(1,479,574)
Asset retirement obligation, December 31, 2025	$36,205,303

The Company accounted for the transaction as a business combination in accordance ASC 805 “Business Combinations”. The Company has made an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the land acquired by the Company in connection with the Fola Acquisition was $8,561,000, and the Company agreed to credit an outstanding receivable of $2,958,516 due to the Company from one of the sellers as consideration provided in lieu of cash. Because the fair value of the land acquired exceeded the amount of the credited accounts receivable, the Company recognized a bargain purchase gain of $5,602,484 in the fiscal quarter ended March 31, 2025.

Fair value of Fola Mine land acquired	$8,561,000
Accounts receivable credited in lieu of cash	(2,958,516)
Bargain purchase gain recognized	$5,602,484
Cash consideration	-
Assumed liabilities	-
Purchase price	$-
Acquisition transaction costs incurred	$19,938

5. ACQUISITION OF PREMIER-CAMBRIAN MINE SITE

On December 31, 2025, the Company, through its wholly-owned subsidiary Range Bluegrass Land, LLC, (“Range Bluegrass”) acquired 15,704 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn Mine Complex and Cambrian Coal Mine Complex in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Mine”). The acquisition included the assumption of management and reclamation responsibilities for 43 mining permits that remained with the current permittee, Reckoning Reclamation LLC, with an estimated total asset retirement obligation of $43.1 million.

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	-
Sites added during the period	43,138,994
Sites removed during the period	-
Revisions in estimated cash flows during the period	-
Expenditures during the period	-
Asset retirement obligation, December 31, 2025	$43,138,994

As part of the acquisition of the Premier-Cambrian Mine, the Company entered into two substantially similar consulting agreements (“Consulting Agreements”) with non-affiliated third parties related to the reclamation and repurposing of approximately 1,500 acres of land at the Premier-Cambrian Mine. The Consulting Agreements provide for an initial engagement fee payment of $1,000,000 on December 31, 2025, and quarterly engagement fee payments of $500,000 payable thereafter until December 31, 2027 (for total payments of $5,000,000). The Consulting Agreements may be terminated at any time. Refer to Revenue Recognition in Note 1.

Also, as part of the acquisition of the Premier-Cambrian Mine, Range Bluegrass entered into an equity option agreement (“Equity Option”) with a non-affiliated third party for the right to receive an equal amount of any cash distributions made by Range Bluegrass to the Company, which equity distribution right can be converted by the non-affiliated third party, in its sole discretion, into 50% of the membership interests of Range Bluegrass. Range Bluegrass was paid $500,000 for the Equity Option on December 31, 2025. Range Bluegrass also entered into a real estate option agreement (“Real Estate Option”) with a different non-affiliated third party for the option to purchase approximately 1,500 acres of the Premier-Cambrian Mine until December 31, 2031. Range Bluegrass was paid $500,000 for the Real Estate Option on December 31, 2025. The Company recorded an amount equal to $1,000,000 as a long-term liability entitled “Deposits Held” in connection with the Equity Option and Real Estate Option.

The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the surface land of the Premier-Cambrian Mine was $32,978,504. The Company also assumed reclamation obligations in the amount of $326,472, and because no cash consideration was paid in connection with the acquisition of the Premier-Cambrian Mine, a total bargain purchase gain of $32,652,032 should be recognized. However, because the terms of the Equity Option create a “de facto noncontrolling interest” under ASC 810 in an amount equal to 50% of the equity value of Range Bluegrass, only 50% of the bargain purchase gain of $32,652,032 (an amount equal to $16,326,016) is recognized in the Consolidated Statement of Income as a bargain purchase gain related to the acquisition of the Premier-Cambrian Mine. The remaining balance of the gain (an amount also equal to $16,326,016) is recorded on the balance sheet as “Noncontrolling Equity Interest”.

Fair value of Premier-Cambrian Mine land acquired	$32,978,504
Assumed liabilities	(326,472)
Bargain purchase gain before noncontrolling interest adjustment	$32,652,032
Noncontrolling interest adjustment of 50%	(16,326,016)
Bargain purchase gain	$16,326,016
Purchase price	$-
Acquisition transaction costs incurred	$24,710

6. ASSET RETIREMENT OBLIGATIONS

Reclamation. The Company’s asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, sealing portals at deep mines, and the treatment of water. The Company determines the future cash flows necessary to satisfy its reclamation obligations on a permit-by-permit basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, cost estimates, and assumptions regarding productivity. The Company is also faced with increasingly stringent environmental regulations, many of which are beyond its control, which could increase its costs and materially increase its asset retirement obligations. Estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon third-party costs. Productivity assumptions are based on historical experience with the equipment that is expected to be utilized in the reclamation activities. The Company’s asset retirement obligations are initially recorded at fair value. In order to determine fair value, it uses assumptions including a discount rate and third-party margin. Each is discussed further below:

Discount Rate. The Company’s asset retirement obligations are initially recorded at fair value. The Company utilizes discounted cash flow techniques to estimate the fair value of its obligations. The Company bases its discount rate on the rates of treasury bonds with maturities similar to expected mine lives and adjust for its credit standing as necessary after considering funding and assurance provisions. Changes in the Company’s credit standing could have a material impact on the valuation of its asset retirement obligations. The discount rate used to calculate the Fola Mine and Premier Cambrian Mine asset retirement obligations are 7.18% and 7.75%, respectively. The annual inflation rate used to calculate the Fola Mine and Premier Cambrian Mine asset retirement obligations are 2.72% and 2.77%, respectively.

Third-Party Margin. The measurement of an obligation at fair value is based upon the amount a third party would demand to perform the obligation. Because the Company plans to perform a significant amount of the reclamation activities with internal resources, a third-party margin was added to the estimated costs of these activities. This margin was estimated based upon the Company’s historical experience with contractors performing similar types of reclamation activities. The inclusion of this margin will result in a recorded obligation that is greater than its estimates of its cost to perform the reclamation activities. If the Company’s cost estimates are accurate, the excess of the recorded obligation over the cost incurred to perform the work will be recorded as a reduction to amortization within its Consolidated Statements of Operations at the time that reclamation work is completed.

On at least an annual basis, the Company reviews its reclamation liabilities and make necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2025, the Company recorded asset retirement obligation liabilities of $79,344,297, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2025, the Company estimates that the aggregate undiscounted cost of final mine closures is approximately $129,445,432. The Company estimates annual aggregated amortization expense related to the long-term intangible assets of $3,170,377 for each of the next five years. Refer to Notes 4 and 5 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the year ended December 31, 2025.

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company’s operations. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage, treat mine water discharge, and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to the asset retirement obligation resulting from permitted sites being added or deleted or changes in future cash flow estimates are made in the period in which the change occurs and are offset by increasing or decreasing the carrying value of the related long-lived asset by an equal amount.  Changes to the asset retirement obligation are also recognized as accretive expense in future periods.  Changes to long-lived assets are also recognized as amortization expense in future periods. On at least an annual basis, the Company reviews its estimated future cash flows for its asset retirement obligations. The Company’s asset retirement obligations are based on management’s best estimate and may change from period to period as estimated future cash flows change.

Total asset retirement obligations on December 31, 2024	$-
Accretion during the period	1,912,968
Sites added during the period	79,701,104
Sites removed during the period	(134,596)
Revisions in estimated cash flows during the period	(655,605)
Expenditures during the period	(1,479,574)
Total asset retirement obligations on December 31, 2025	$79,344,297

7. GOODWILL

The decrease in goodwill in the year ended December 31, 2024, was driven by the impairment of goodwill that was recorded in connection with the Company’s acquisition of Range Environmental Resources, Inc. and Range Natural Resources, Inc. in May 2022. Please refer to Note 1 for further discussion.

December 31, 2024
Range Services Segment:
Beginning Balance of Goodwill	$751,421
Goodwill Impairment	(751,421)
Ending Balance of Goodwill	$-

8. EQUITY

Issuance of Common Stock

In June 2024, the Company entered into securities purchase agreement providing for the issuance and sale by the Company of 3,703,704 shares of the Company’s common stock (the “June 2024 Shares”) at a price of $0.27 per share. The aggregate proceeds from the sale of the June 2024 Shares were approximately $1,000,000.

In January 2025, the Company entered into a securities purchase agreement providing for the issuance and sale by the Company of 3,333,333 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds from these shares were approximately $500,000.

In September 2025, the Company entered into securities purchase agreements providing for the issuance and sale by the Company of 3,666,667 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds from the sale of these shares were approximately $550,000.

9. STOCK OPTIONS

Stock options issued during the year ended December 31, 2025

During the year ended December 31, 2025, the Company granted its two independent directors and CEO options to purchase an aggregate of 750,000 shares of the Company’s common stock with exercise prices of $0.148 per share. All options vested on the date of grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of 259.9%, (ii) a discount rate of 3.75%, (iii) zero expected dividend yield, and (iv) an expected life of 10 years, which is the average of the term of the options. The total fair value of the option grants was approximately $112,500. Also in the year ended December 31, 2025, the Company granted its two independent directors, its CEO, CFO and an administrative staff member, options to purchase an aggregate of 950,000 shares of the Company’s common stock with exercise prices of $0.15 per share. All options vested on the date of grant. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of 254.2%, (ii) a discount rate of 3.73%, (iii) zero expected dividend yield, and (iv) an expected life of 10 years, which is the average of the term of the options. The total fair value of the option grants was approximately $142,500. As of December 31, 2025, there is no unrecognized compensation cost that will be recognized in 2026.

Stock options issued during the year ended December 31, 2024

During the year ended December 31, 2024, the Company granted its CFO options to purchase an aggregate of 250,000 shares of the Company’s common stock with exercise prices of $0.38 per share that expire ten years from the date of grant. Half of the options granted vested upon grant and the other half vests in one year. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) a volatility rate of 267.24%, (ii) a discount rate of 4.7%, (iii) zero expected dividend yield, and (iv) an expected life of 10 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants to the Company’s CFO at its grant date was approximately $95,000, $47,500 of which was allocated to general and administrative expenses during the year ended December 31, 2024, and $47,500 of which was amortized one year from the date of grant. As of December 31, 2024, there was approximately $65,500 of unrecognized compensation cost to be recognized in 2025.

A summary of the Company’s stock option activity during the years ended December 31, 2025 and 2024 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding on December 31, 2023	11,392,544	$0.47
Granted	250,000	0.38
Exercised	-	-
Expired	(48,334)	3.63
Forfeited	-	-
Balance outstanding on December 31, 2024	11,594,210	$0.45
Granted	1,700,000	0.15
Exercised	-	-
Expired	(100,834)	2.16
Forfeited	-	-
Balance outstanding on December 31, 2025	13,193,376	$0.40
Balance exercisable on December 31, 2025	13,193,376	$0.40

On December 31, 2025, the 13,193,376 outstanding stock options had aggregate intrinsic value of $3,130.

A summary of the Company’s stock options outstanding as of December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, December 31, 2025	100,000	$0.1337	$0.1337
	750,000	$0.148	$0.148
	950,000	$0.15	$0.15
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	500,000	$2.00 - 2.79	$2.00 - 2.79
	13,193,376

A summary of the Company’s stock options outstanding and exercisable as of December 31, 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding, December 31, 2024	100,000	$0.1337	$0.1337
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	350,834	$1.50 - 1.95	$1.50 - 1.95
	597,500	$2.00 - 2.79	$2.00 - 2.79
	3,334	$3.50	$3.50
	11,594,210

10. WARRANTS

A summary of warrants to purchase common stock issued during the years ended December 31, 2025 and 2024 is as follows:

	Number of Underlying Shares	Weighted Average Exercise Price
Balance outstanding on December 31, 2023	3,313,335	$0.66
Granted	-	-
Exercised	-	-
Expired	(146,668)	3.00
Balance outstanding and exercisable on December 31, 2024	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding and exercisable on December 31, 2025	3,166,667	$0.56

On December 31, 2025 and 2024, the outstanding stock warrants had no intrinsic value.

11. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit, as amended, had a maturity date of December 31, 2025, and bore interest at the fixed rate of 8.75%. As of December 31, 2024, the balance due under the line of credit was $1,000,000.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000 pursuant to which principal and accrued interest payments were required in March, June, September and December. The loan had a maturity date of December 31, 2025, and bore interest at the fixed rate of 7.75%. As of December 31, 2024, the balance due under the loan was $1,000,000.

In September 2025, the Company consolidated both of the above-referenced credit facilities into one bank term loan in the principal amount of $1,800,000 with a maturity date of June 30, 2030. The bank term loan bears interest at the fixed rate of 7.75%. Quarterly interest-only payments are required through December 2025 and beginning in 2026, quarterly principal and interest payments are required in March, June, September and December.

12. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the bank term debt which was consolidated from existing lines of credit in September 2025. The bank term loan, referenced above in Note 11, has a principal balance of $1,800,000 with a maturity date of June 30, 2030. The bank term loan bears interest at the fixed rate of seven and three-quarters per cent (7.75%). Quarterly interest only payments are required through December 2025. Beginning in 2026, quarterly principal and interest payments are required in March, June, September and December.

As described in Note 2, in August 2024, the Collins Building Debt (defined below) was cancelled in exchange for transferring back to the original owner the property and substantially all of the equipment acquired in the original acquisition transaction. The Collins Building Debt consisted of a 5-year secured promissory note in the principal amount of $2,000,000, bearing interest at 7.0% per annum (the “First Promissory Note”), and a two-year secured promissory note in the original principal amount of $2,035,250, bearing interest at 8.25% per annum (the “Second Promissory Note”, and, together with the First Promissory Note, the “Collins Building Debt”). The First Promissory Note was secured by the acquired real property and quarry infrastructure and the Second Promissory Note was secured by the acquired equipment.

In November 2024, certain equipment items no longer required by the Company were surrendered to the financing company which held liens on the equipment in exchange for a release of the related debt. The result of this transaction was a reduction of the net equipment values on the balance sheet and a reduction in long-term debt of $1,012,375. The difference in the equipment value and the equipment debt is captured in the consolidated statement of operations and statement of cash flows for the year ended December 31, 2024.

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

A summary of payments due under the Company’s long-term debt as of December 31, 2025 by year is as follows:

2026	$400,000
2027	400,000
2028	400,000
2029	400,000
2030	200,000
Total long-term debt	$1,800,000

13. INCOME TAXES

The Company had no federal income tax expense for the year ended December 31, 2025 and the year ended December 31, 2024 due to its history of operating losses. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year-Ended December 31, 2025	Year-Ended December 31, 2024
Federal statutory tax rate	-21%	-21%
State tax rate, net of federal benefit	-7%	-7%
Total federal and state tax rate	-28%	-28%
Valuation allowance	28%	28%
Effective tax rate	-%	-%

Deferred tax assets and liabilities consist of the following:

	December 31, 2025	December 31, 2024

Net deferred tax assets:
Net operating loss carryforwards	$6,125,600	$5,358,900
Stock-based compensation	668,700	3,525,900
Asset retirement obligation	21,819,700	-
Capital loss carryforward	1,926,900	-
Gross deferred tax assets	30,540,900	8,884,800
Less: valuation allowance	(9,125,300)	(7,710,300)
Total deferred tax assets	21,415,600	1,174,500
Deferred tax liabilities:
Derivative income	-	1,108,000
Fixed assets	16,600	66,500
Asset retirement obligation	21,399,000	-
Total deferred tax liabilities	21,415,600	1,174,500

Net deferred income tax assets (liabilities)	$-	$-

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended December 31, 2025 and the year ended December 31, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the year ended December 31, 2025 and the year ended December 31, 2024, the valuation allowance changed by $1.4 million and $0.8 million, respectively.

At December 31, 2025 and December 31, 2024, the Company had available federal and state net operating loss carryforwards (“NOLs”) to reduce future taxable income. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. For federal purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $23.5 million and $19.2 million as of December 31, 2025 and December 31, 2024, respectively. For state purposes, after considering limitations under Section 382, the net operating loss amounts available were approximately $18.4 million and $16.5 million as of December 31, 2025 and December 31, 2024, respectively. NOLs incurred subsequent to the latest change in control are not subject to the Section 382 limitation. The federal carryforwards generated prior to December 31, 2017 expire on various dates through 2037, and federal carryforwards generated after December 31, 2017 do not expire but are limited to 80% utilization in a given period.

14. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

As a result of the change in the Company’s strategic direction, it no longer focuses on providing reclamation and restoration services to third parties.

Sales to the Company’s two largest customers were 43% and 20%, respectively, of total non-discontinued sales for the year ended December 31, 2025. The Company has no sales to these two customers in the year ended December 31, 2024. All revenues for the year ended December 31, 2024 are classified in discontinued operations.

Accounts receivable from the same customers were 100%, of total accounts receivable as of December 31, 2025. These customers accounted for none of the total accounts receivable and unbilled receivables as of December 31, 2024.

15. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

In connection with the Fola Mine Acquisition and the Premier-Cambrian Mine Acquisition, the Company has purchased or contractually agreed to manage and be responsible for reclamation obligations associated with 76 permits in West Virginia and Kentucky that are backed by surety bonds in the amount of $96,787,912. As of December 31, 2025, the asset retirement obligations associated with these 76 permits is $79,344,297.

16. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about services, categories, business segments and major customers in financial statements. The Company has two reportable segments that are based on the following business units: (i) Range Land and (ii) Range Services. Range Reclaim, Range Security and Range Water, which had been previously reported as separate operating business segments are now captured within the Range Services operating business segment. As described in Note 4, the Company’s Graphium Biosciences segment was reported as discontinued operations during the third quarter of 2024, and accordingly, the results of this segment are excluded from the table below, which only reflects continuing operations for all periods presented. In accordance with the “Segment Reporting” Topic of ASC 280, the Company’s chief operating decision-maker (“CODM”) has been identified as the Company’s Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. For each reportable segment, the CODM regularly reviews: (i) segment revenue, (ii) segment operating income or loss, (iii) segment general and administrative expenses, (iv) segment net income or loss, and (v) segment capital investments. The CODM reviews this information to assess segment performance, allocate capital and other resources, and evaluate strategic and operational decisions.

The two reportable segments that result from applying the aggregation criteria are as follows:

●	Range Land – mine land acquired, reclaimed and repurposed for next generation uses

●	Range Services – services in support of reclamation and repurposing of acquired mine land

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments (excluding discontinued operations) is shown below:

By Categories

	For the year ended December 31, 2025
	Range Land	Range Services	Corporate	Total

Coal royalties	$1,960,714	$-	$-	$1,960,714
Consulting fees	750,000	-	1,000,000	1,750,000
Total sales	2,710,714	-	1,000,000	3,710,714
Operating expenses	3,587,157	445,403	1,418,018	5,450,578
Operating income (loss) from continuing operations	(876,443)	(445,403)	(418,018)	(1,739,864)
Net income (loss) from continuing operations	21,054,501	(1,438,963)	(422,699)	19,192,839

Total assets	122,050,484	158,192	1,028,016	123,236,692

Depreciation	-	78,383	-	78,383
Amortization	1,098,737	-	-	1,098,737
Accretion	1,912,968	-	-	1,912,968
Interest expense	-	163,618	88,661	252,279
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

	For the year ended December 31, 2024
	Range Land	Range Services	Corporate	Total

Coal royalties	$-	$-	$-	$-
Consulting fees	-	-	-	-
Total sales	-	-	-	-
Operating expenses	28,341	987,213	1,136,984	2,152,538
Operating income (loss) from continuing operations	(28,341)	(987,213)	(1,136,984)	(2,152,538)
Net income (loss) from continuing operations	(28,341)	(1,803,494)	(1,346,324)	(3,178,159)

Total assets	1,008,898	1,813,250	7,143	2,829,291

Depreciation	-	89,947	-	89,947
Amortization	-	-	-	-
Interest expense	-	-	255,972	255,972
Capital expenditures for long-lived assets	$-	$-	$-	$-

17. QUARTERLY DATA (UNAUDITED)

Quarterly results include all adjustments consisting of normal recurring adjustments that the Company considers necessary for the quarters presented and are not necessarily indicative of the operating results of any future period. Summarized financial information for each quarter during the years ended December 31, 2025 (as adjusted to reflect changes in asset retirement obligations and the resulting accretion expense, and the reclassification of land attributable to asset retirement costs to long-term intangible assets and the resulting amortization expense) and 2024 is below:

	Quarter ended March 31, 2025	Quarter ended June 30, 2025	Quarter ended September 30, 2025	Quarter ended December 31, 2025
As adjusted:
Revenues	$-	$1,106,089	$569,947	$2,034,678
Income (loss) from continuing operations	(591,407)	(318,871)	(719,580)	(110,006)
Income (loss) from discontinued operations	36,111	(30,636)	(30,636)	-
Net income (loss)	5,099,627	(1,028,795)	(813,043)	15,909,889
Net income (loss) per share – basic and diluted	0.05	(0.01)	(0.01)	0.15

	Quarter ended March 31, 2024	Quarter ended June 30, 2024	Quarter ended September 30, 2024	Quarter ended December 31, 2024

Revenues	$-	$-	$-	$-
Loss from continuing operations	(708,051)	(87,751)	(781,317)	(575,419)
Loss from discontinued operations	(403,928)	(544,949)	(4,541,989)	(1,129,057)
Net income (loss)	(1,213,840)	(1,225,681)	(4,920,338)	(2,438,225)
Net income (loss) per share – basic and diluted	(0.01)	(0.01)	(0.05)	(0.02)

