Form 10-Q
period 2026-03-31
RANGE IMPACT, INC.
filed 2026-05-15
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 15, 2026, there were 113,316,078 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$1,283,121	$2,110,171
Accounts receivable	950,114	617,929
Prepaid expenses	47,419	14,810
Deposits	15,288	15,395
Total current assets	2,295,942	2,758,305
Long-term Assets
Land	42,548,402	42,548,402
Property and equipment, net of accumulated depreciation	97,528	115,375
Long-term intangible assets	77,032,874	77,814,610
Total long-term assets	119,678,804	120,478,387
Total Assets	$121,974,746	$123,236,692

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of bank debt	$500,000	$400,000
Accounts payable	1,342,832	1,136,907
Accrued expenses	2,165,909	2,165,909
Total current liabilities	4,008,741	3,702,816
Long-term Liabilities
Bank debt, net of current portion	1,300,000	1,400,000
Deposits held	1,000,000	1,000,000
Asset retirement obligations	79,555,116	79,344,297
Total long-term debt	81,855,116	81,744,297
Total liabilities	85,863,857	85,447,113

Stockholders’ Equity
Controlling Interest:
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 113,316,078 and 112,282,745 shares issued and outstanding, respectively	113,316	112,283
Additional paid-in-capital	59,217,451	59,063,484
Accumulated deficit	(38,951,344)	(37,712,204)
Total controlling equity interest	20,379,423	21,463,563
Noncontrolling equity interest	15,731,466	16,326,016
Total stockholders’ equity	36,110,889	37,789,579
Total Liabilities and Stockholders’ Equity	$121,974,746	$123,236,692

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$915,380	$-
Costs and expenses:
Costs of services	45,857	97,348
Depreciation of property and equipment	17,847	54,147
Amortization of long-term intangible assets	781,736	-
Accretion of asset retirement obligations	1,404,341	-
General and administrative	464,804	439,912
Total operating expenses	2,714,585	591,407

(Loss) from continuing operations before other income (expense)	(1,799,205)	(591,407)

Other income (expense):
Other income	-	83,627
Gain on bargain purchase	-	5,602,484
Gain on sale of fixed assets	-	59,680
Interest expense	(34,485)	(90,868)
Total other income (expense)	(34,485)	5,654,923

Income (loss) from continuing operations	(1,833,690)	5,063,516
Income from discontinued operations	-	36,111
Net income (loss)	$(1,833,690)	$5,099,627

Net income (loss) per share – basic and diluted	$(0.02)	$0.05
Weighted average number of common shares outstanding – basic and diluted	112,500,736	104,732,848

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance as of December 31, 2025	112,282,745	$112,283	$59,063,484	$(37,712,204)	$16,326,016	$37,789,579
Shares issued	1,033,333	1,033	153,967	-	-	155,000
Stock based compensation	-	-	-	-	-	-
Net loss	-	-	-	(1,239,140)	(594,550)	(1,833,690)
Balance as of March 31, 2026 (Unaudited)	113,316,078	$113,316	$59,217,451	$(38,951,344)	$15,731,466	$36,110,889

	Three Months Ended March 31, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405
Shares issued	3,888,889	3,889	596,111	-	600,000
Stock based compensation	-	-	4,490	-	4,490
Net income	-	-	-	5,099,627	5,099,627
Balance as of March 31, 2025 (Unaudited)	108,616,078	$108,616	$58,210,161	$(51,780,255)	$6,538,522

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,833,690)	$5,099,627

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Gain on bargain purchase	-	(5,602,484)
Net gain on asset disposals	-	(59,680)
Fair value of vested stock options	-	4,490
Depreciation from continuing operations	17,847	54,147
Depreciation from discontinued operations	-	30,636
Amortization of long-term intangible assets	781,736	-
Accretion of asset retirement obligations	1,404,341	-
Changes in operating assets and liabilities:
Accounts receivable	(332,185)	-
Accounts receivable from discontinued operations	-	96,615
Contract assets	-	154,354
Prepaid expenses and other current assets	(32,609)	(39,099)
Deposits	107	(5,614)
Accounts payable	205,925	(112,142)
Accrued expenses	-	(48,951)
Cash paid for asset retirement obligations	(1,193,522)	-
Net cash (used in) operating activities	(982,050)	(428,101)

Cash flows from investing activities:
Equipment purchases	-	(100,000)
Proceeds from asset sales	-	380,000
Net cash provided by investing activities	-	280,000

Cash flows from financing activities:
Proceeds from stock issuance	155,000	600,000
Repayment of long-term debt	-	(366,490)
Net cash provided by financing activities	155,000	233,510

Net increase (decrease) in cash and cash equivalents	(827,050)	85,409

Cash and cash equivalents - beginning of period	2,110,171	167,286
Cash and cash equivalents - end of period	$1,283,121	$252,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$35,111	$23,851

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Since inception, the Company has undergone several strategic transformations conducting prior operations under the names Legend Mining Inc., Stevia First Corp., Vitality Biopharma, Inc., and Malachite Innovations, Inc. In December 2023, the Company adopted its current name. Since March 2025, the Company has conducted its business through its two operating segments, Range Land and Range Services, as described in more detail in Note 13 below.

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

In December 2025, the Company acquired 15,704 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn Mine Complex and Cambrian Coal Mine Complex in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Acquisition”) from Continental Land, LLC, an entity indirectly owned by the Company’s largest shareholder and its CEO. The acquisition included the assumption of management and reclamation responsibilities for 43 mining permits that remained with the current permittee, Reckoning Reclamation LLC, with an estimated total asset retirement obligation of $43.1 million. The Premier-Cambrian Acquisition is described in more detail in Note 4.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2026, the Company incurred a net loss of $1,833,690 and used $982,050 of cash in the Company’s operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and/or raising additional capital to meet its obligations when they come due. The Company estimates, as of March 31, 2026, that it may not have sufficient funds to operate the business for 12 months given its cash balance of $1,283,121 and expected revenues to be generated by the Company’s operating business segments. The Company is actively seeking additional financing and other sources of capital to fund its currently estimated level of operations. However, these estimates could differ from actual capital needs if the Company’s business encounters unanticipated difficulties, or if its estimates of the amount of cash necessary to operate its business prove to be wrong, and the Company uses its available financial resources faster than it currently expects. No assurance can be given that any future financing or capital, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and the applicable requirements of Regulation S-X. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

The Company disposed of all of the assets of its wholly-owned subsidiary, Collins Building & Contracting, Inc. (“Collins Building”) and ceased providing third-party reclamation services during the year ended December 31, 2025. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of consolidated net loss or net income in the Consolidated Statements of Operations, for all periods presented, resulting in changes to the presentation of certain prior period amounts.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. Under this standard, revenue is recognized by applying a five-steps model (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied.

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

The Company recognized revenue on reclamation contracts for operations included in discontinued operations over time. These contracts were generally treated as a single performance obligation, as the Company provided a significant service of integrating multiple components into a single project. Revenue was recognized using a cost-based input method whereby progress toward completion was measured based on actual costs incurred relative to total estimated contract costs. Then, this percentage of completion was applied to the transaction price to determine the amount of revenue recognized. The Company believes this method provides a faithful depiction of performance as it directly reflects the value of the services transferred to the customer.

Contract Estimates (Discontinued Operations)

Estimating total revenue and cost at completion for the Company’s former performance obligations requires significant judgment and is subject to uncertainty. The Company regularly reviews and updates these estimates based on contract progress, execution status, and the expected costs to complete. All activity related to these contracts are included in discontinued operations for the three-month period ended March 31, 2025.

Changes in estimated profitability are recognized using the cumulative catch-up method, with the impact recorded in the period identified and future results based on revised estimates. Expected losses on contracts are recognized in full in the period they become evident.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has never suffered a loss due to such uninsured balances.

Accounts Receivable

Trade accounts receivable are reported at the amounts management expects to collect from the balances outstanding as of March 31, 2026 or December 31, 2025, as presented in the consolidated balance sheets. Based on its assessment, management concluded that any potential losses on these balances are immaterial and therefore, no allowances for expected credit losses were recorded for the three months ended March 31, 2026 or the three months ended March 31, 2025. Accounts receivable were $950,114 and $617,929 at March 31, 2026 and December 31, 2025, respectively. No credit loss expense was accrued in either the three months ended March 31, 2026 or the three months ended March 31, 2025 and there is no allowance for expected credit losses as of March 31, 2026 or December 31, 2025.

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	March 31, 2026	December 31, 2025

Equipment	$637,173	$637,173
Accumulated depreciation	(539,645)	(521,798)
Net book value	97,528	115,375
Depreciation expense (continuing operations)	$17,847	$78,383
Depreciation expense (discontinued operations)	-	$91,908

Property and equipment are depreciated using the straight-line method over an estimated six-year useful life for both financial reporting and federal income tax purposes.

The Company assesses the recoverability of its property and equipment by determining whether their carrying amounts are recoverable through projected future cash flows over the assets’ remaining useful lives. No assets were identified for impairment. These assets are reported within the Range Services operating business segment.

Land

Land is carried at cost. The Company assesses the recoverability of its land by determining whether the cost of the land can be recovered through projected future cash flows generated by the land. No land was identified for impairment.

	March 31, 2026	December 31, 2025

Land, beginning of year	$42,548,402	$1,008,897
Acquisitions during the period	-	41,539,505
Impairments	-	-
Land, end of year	$42,548,402	$42,548,402

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this approach, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

The provisions of ASC Topic 740, Accounting for Income Taxes, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the year ended December 31, 2025 based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was more likely than not that the net deferred tax assets were not fully realizable. Accordingly, the Company established a full valuation allowance against its net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, while lease liabilities represent the Company’s obligation to make lease payments. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of March 31, 2026, the Company had no lease commitments with terms exceeding one year.

Stock-Based Compensation

The Company periodically grants stock options and restricted stock awards to employees and non-employees in non-capital raising transactions. These awards are accounted for in accordance with ASC 718, “Compensation-Stock Compensation”. The fair value of each award is measured on the date of grant. For employee awards, compensation expense is recognized on the straight-line basis over the vesting period. For non-employee awards, expense is recognized in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Consolidated Statements of Operations with classification depending on the nature of the services rendered.

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

Basic and Diluted Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of outstanding common shares during the period. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Diluted income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2026	December 31, 2025
Options	13,185,876	13,193,376
Warrants	3,166,667	3,166,667
Total	16,352,543	16,360,043

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

Segments

As of March 31, 2026, the Company has two operating business segments: (i) Range Land and (ii) Range Services. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites into long-term revenue generating projects. Range Services provides environmental and operational support services to help reclaim and repurpose the acquired former mine lands.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires public entities to disaggregate income statement expense line items and to disclose in tabular format within the notes to the financial statements certain categories of costs (e.g., purchases of inventory, employee compensation, depreciation, intangible asset amortization, depletion) to the extent line items contain such costs. In addition, entities will be required to define and disclose selling expenses. The additional disclosures may be provided prospectively or retrospectively. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has adopted this ASU effective January 1, 2025, with no material impact.

2. DISPOSALS AND DISCONTINUED OPERATIONS

During the year ended December 31, 2025, the Company sold all of its common stock in Collins Building to its former owner for $1.00. As part of this transaction, all outstanding projects were transferred to the former owner, who assumed responsibility for their completion. This transaction represents a strategic shift away from providing reclamation services to third parties. Going forward, the Company will provide such services only for its own internal needs. Accordingly, revenues and related expenses associated with reclamation services provided to third parties have been classified as discontinued operations in the Consolidated Statement of Operations.

Loss from Discontinued Operations

Discontinued operations for the three months ended March 31, 2025 consist of results from Collins Building and third-party reclamation services provided by wholly-owned subsidiaries of the Company.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented in the Company’s Consolidated Statements of Operations:

March 31, 2025

Revenue	695,701
Cost of revenues	659,590
General and administrative	-
Income from discontinued operations	36,111

Other income	-
Interest expense	-
Income from discontinued operations	$36,111

3. ACQUISITION OF FOLA MINE SITE

On March 31, 2025, the Company, through its wholly-owned subsidiary, Range Sky View Land, LLC, entered into an agreement with WV Reclaim Co. LLC (“WV Reclaim”) pursuant to which it acquired 120,154 acres of fee, surface and mineral interests at the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia. As part of this transaction, the Company acquired 15 mining permits and assumed management and reclamation responsibilities for 21 additional mining permits held by WV Reclaim. In connection with this transaction, the Company recorded asset retirement obligations of $36,562,110 on March 31, 2025 (and capitalized an equal amount as a long-term intangible asset) and assumed two coal royalty contracts and one 25-year lease for the development of a large-scale solar project. The Company acquired an additional two mining permits in June 2025 for which the Company had previously assumed management and reclamation responsibilities and assumed an associated coal lease at the Fola Mine.See the table below for more information regarding the reporting of these transactions:

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	1,912,968
Sites added during the period	36,562,110
Sites removed during the period	(134,596)
Revisions in estimated cash flows during the period	(655,605)
Expenditures during the period	(1,479,574)
Asset retirement obligation, December 31, 2025	$36,205,303

The Company accounted for the above-described transactions as a business combination in accordance ASC 805 “Business Combinations”. The Company has made an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the acquired land was $8,561,000, and the Company agreed to credit an outstanding receivable of $2,958,516 due to the Company from one of the sellers in lieu of cash. Because the fair value of the land acquired exceeded the amount of the credited accounts receivable, the Company recognized a bargain purchase gain of $5,602,484 in the fiscal quarter ended March 31, 2025.

Fair value of Fola Mine land acquired	$8,561,000
Accounts receivable credited in lieu of cash	(2,958,516)
Bargain purchase gain recognized	$5,602,484
Cash consideration	-
Assumed liabilities	-
Purchase price	$-
Acquisition transaction costs incurred	$19,938

4. ACQUISITION OF PREMIER-CAMBRIAN MINE SITE

On December 31, 2025, the Company, through its wholly-owned subsidiary, Range Bluegrass Land, LLC, (“Range Bluegrass”), entered into an agreement with Reckoning Reclamation LLC (“Reckoning Reclamation”) pursuant to which it acquired 15,704 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn Mine Complex and Cambrian Coal Mine Complex in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Mine”) and assumed management and reclamation responsibilities for 43 mining permits that remained with Reckoning Reclamation, with an estimated total asset retirement obligation of $43.1 million.

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	-
Sites added during the period	43,138,994
Sites removed during the period	-
Revisions in estimated cash flows during the period	-
Expenditures during the period	-
Asset retirement obligation, December 31, 2025	$43,138,994

In connection with this transaction, the Company entered into two consulting agreements (“Consulting Agreements”) with an unaffiliated third parties related to the reclamation and repurposing of approximately 1,500 acres of land at the Premier-Cambrian Mine. The Consulting Agreements provide for an initial engagement fee payment of $1,000,000 on December 31, 2025, and quarterly engagement fee payments of $500,000 payable thereafter until December 31, 2027 (for total payments of $5,000,000). The Consulting Agreements may be terminated at any time. Refer to Revenue Recognition in Note 1.

In addition, Range Bluegrass entered into an equity option agreement (“Equity Option”) pursuant to which a non-affiliated third party was granted the right to receive the same amount of cash distributions made by Range Bluegrass to the Company, such right convertible into the right to receive 50% of the membership interests of Range Bluegrass. Range Bluegrass was paid $500,000 for the Equity Option on December 31, 2025. Range Bluegrass also entered into a real estate option agreement (“Real Estate Option”) with another unaffiliated third party for the option to purchase approximately 1,500 acres of the Premier-Cambrian Mine until December 31, 2031. Range Bluegrass was paid $500,000 for the Real Estate Option on December 31, 2025. The Company recorded an amount equal to $1,000,000 as a long-term liability entitled “Deposits Held” in connection with the Equity Option and Real Estate Option.

The Company accounted for these transactions as a business combination in accordance with ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the surface land of the Premier-Cambrian Mine was $32,978,505. The Company also assumed reclamation obligations in the amount of $326,473, and because no cash consideration was paid in connection with the acquisition of the Premier-Cambrian Mine, a total bargain purchase gain of $32,652,032 should be recognized. However, because the terms of the Equity Option create a “de facto noncontrolling interest” under ASC 810 in an amount equal to 50% of the equity value of Range Bluegrass, only 50% of the bargain purchase gain of $32,652,032 (an amount equal to $16,326,016) is recognized in the Consolidated Statement of Income as a bargain purchase gain related to the acquisition of the Premier-Cambrian Mine. The remaining balance of the gain (an amount also equal to $16,326,016) is recorded on the balance sheet as “Noncontrolling Equity Interest”.

Fair value of Premier-Cambrian Mine land acquired	$32,978,505
Assumed liabilities	(326,473)
Bargain purchase gain before noncontrolling interest adjustment	$32,652,032
Noncontrolling interest adjustment of 50%	(16,326,016)
Bargain purchase gain	$16,326,016
Purchase price	$-
Acquisition transaction costs incurred	$24,710

5. ASSET RETIREMENT OBLIGATIONS

Reclamation. The Company’s asset retirement obligations arise from the Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes, which require mine properties to be restored in accordance with regulatory standards and approved reclamation plans.

Reclamation activities primarily include restoring refuse and slurry ponds, reclaiming pits and related surface areas, sealing portals at underground mines, and treating water. The Company estimates the future cash flows needed to satisfy these obligations on a permit-by-permit basis using current permit requirements and various assumptions, including assumptions of estimated disturbed acreage, cost estimates, and expected productivity. Estimates of disturbed acreage are based on approved mining plans and related engineering data. Cost estimates reflect expected third-party costs. Productivity assumptions are based on historical performance of the equipment expected to be utilized in the reclamation activities.

The Company is subject to evolving environmental regulations, which may be stringent and are often beyond its control. Such changes could increase its costs and materially increase its asset retirement obligations.

The Company’s asset retirement obligations are initially recorded at fair value, determined using assumptions such including a discount rate and third-party margin, each of which is discussed further below:

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

On at least an annual basis, the Company reviews its reclamation liabilities and make necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. At December 31, 2025, the Company recorded asset retirement obligation liabilities of $79,344,297, including liabilities reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2025, the Company estimates that the aggregate undiscounted cost of final mine closures is approximately $129,445,432. The Company estimates annual aggregated amortization expense related to the long-term intangible assets of $3,170,377 for each of the next five years.

Minimum reclamation standards established by federal and state regulatory agencies govern the Company’s reclamation requirements at its mining operations. The Company’s asset retirement obligations consist principally of costs to restore acreage disturbed by surface mining operations as well as costs associated with reclaiming support acreage, treating mine water discharge, and performing other related functions at underground mines. The Company records asset retirement obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. Changes to asset retirement obligations resulting from permitted sites being added or removed or changes in future cash flow estimates are made in the period in which the change occurs and are offset by increasing or decreasing the carrying value of the related long-lived asset by an equal amount. Changes to the asset retirement obligation are also recognized as accretive expense in future periods. Changes to long-lived assets are also recognized as amortization expense in future periods. The Company reviews its estimated future cash flows for asset retirement obligations on at least an annual basis. The Company’s asset retirement obligations are based on management’s best estimate and may change from period to period as estimated future cash flows change.

Total asset retirement obligations on December 31, 2025	$79,344,297
Accretion during the period	1,404,341
Sites added during the period	-
Sites removed during the period	-
Revisions in estimated cash flows during the period	-
Expenditures during the period	(1,193,522)
Total asset retirement obligations on March 31, 2026	$79,555,116

6. EQUITY

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

On January 13, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 1,033,333 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds to the Company were approximately $155,000.

7. STOCK OPTIONS

Stock options issued during the three months ended March 31, 2026 and the three months ended March 31, 2025

No stock options were granted to directors, advisors, or employees during the three months ended March 31, 2026 or the three months ended March 31, 2025.

For the three months ended March 31, 2025, the Company recorded $4,490 in stock-based compensation expense related to vested stock options. At March 31, 2026, there was no unamortized cost of stock-based awards.

A summary of the Company’s stock option activity during the three months ended March 31, 2026 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding at December 31, 2025	13,193,376	$0.40
Granted	-	-
Exchanged	-	-
Exercised	-	-
Expired	(7,500)	1.50
Forfeited	-	-
Balance Outstanding at March 31, 2026	13,185,876	$0.40
Balance Exercisable at March 31, 2026	13,185,876	$0.40

At March 31, 2026, the 13,185,876 outstanding stock options had $630 of intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of March 31, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, March 31, 2026	100,000	$0.1337	$0.1337
	750,000	$0.148	$0.148
	950,000	$0.15	$0.15
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	343,334	$1.50 - 1.95	$1.50 - 1.95
	500,000	$2.00 - 2.79	$2.00 - 2.79
	13,185,876

8. WARRANTS

A summary of warrants to purchase common stock issued during the three months ended March 31, 2026 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding and Exercisable at December 31, 2025	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance Outstanding and Exercisable at March 31, 2026	3,166,667	$0.56

At March 31, 2026, the 3,166,667 outstanding stock warrants had no intrinsic value.

9. LINE OF CREDIT

In November 2022, the Company secured a bank line of credit with a limit of $1,000,000. In November 2023, the Company amended and restated this line of credit. The line of credit, as amended, had a maturity date of December 31, 2025, and bore interest at the fixed rate of 8.75%. As of March 31, 2026 and December 31, 2025, the balance due under the line of credit was $0.

In June 2023, Range Environmental secured a bank loan with a limit of $1,000,000. In November 2023, the loan amount was increased to $1,400,000 pursuant to which principal and accrued interest payments were required in March, June, September and December. The loan had a maturity date of December 31, 2025, and bore interest at the fixed rate of 7.75%. As of March 31, 2026 and December 31, 2025, the balance due under the loan was $0.

In September 2025, the Company consolidated both of the above-referenced credit facilities into one bank term loan in the principal amount of $1,800,000 with a maturity date of June 30, 2030 (refer to Note 10). The bank term loan bears interest at the fixed rate of 7.75%. Quarterly interest-only payments were required through December 2025 and beginning in 2026, quarterly principal and interest payments are required in March, June, September and December.

10. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the bank term debt which was consolidated from existing lines of credit in September 2025. The bank term loan, referenced above in Note 9, has a principal balance of $1,800,000 with a maturity date of June 30, 2030. The bank term loan bears interest at the fixed rate of seven and three-quarters per cent (7.75%). Quarterly interest only payments were required through December 2025. Beginning in 2026, quarterly principal and interest payments are required in March, June, September and December. The Company did not make a scheduled payment of $100,000 due on March 31, 2026; the payment was subsequently made on April 30, 2026. This matter did not result in any acceleration of the underlying obligation or other significant consequences.

A summary of payments due under the Company’s long-term debt as of March 31, 2026 is as follows:

April 2026 through March 2027	$500,000
April 2027 through March 2028	400,000
April 2028 through March 2029	400,000
April 2029 through March 2030	400,000
April 2030 through June 2030	100,000
Total long-term debt	$1,800,000

11. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer accounted for 59% of total revenues sales for the three months ended March 31, 2026, and 44% for the year ended December 31, 2025.

Accounts receivable from this customer represented 80% and 75% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While management believes that such matters are not currently material, there can be no assurance these or other matters will not have an adverse effect on its business, financial condition or results of operations.

13. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting operating segment information consistent with the Company’s internal organizational structure, as well as disclosures related to services, categories, business segments and major customers. The Company has two reportable segments that are based on the following business units: (i) Range Land and (ii) Range Services. The Range Reclaim, Range Security and Range Water operating business segments, which had been previously reported separately, are now included within the Range Services operating business segment. The Company’s previous Graphium Biosciences segment was classified as discontinued operations during the third quarter of 2024. Accordingly, its results are excluded from the table below, which only reflects continuing operations for all periods presented. In accordance with ASC 280, the Company’s Chief Executive Officer has been identified as the chief operating decision-maker, who reviews consolidated operating results to allocate resources and assess performance. Under the management approach to segment reporting, the Company reports selected segment information on a quarterly basis and provides annual entity-wide disclosures about products and services, major customers and geographic information. All material operating units meet the criteria under ASC 280 due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes.

The two reportable segments that result from applying the aggregation criteria are as follows:

●	Range Land – mine land acquired, reclaimed and repurposed for next generation uses

●	Range Services – services in support of reclamation and repurposing of acquired mine land

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended March 31, 2026
	Range Land	Range Services	Corporate	Total

Revenue	$915,380	$-	$-	$915,380
Operating income (loss)	(1,277,094)	(114,247)	(407,864)	(1,799,205)
Net income (loss)	(1,277,094)	(114,247)	(442,349)	(1,833,690)

Total assets	121,804,269	141,172	29,305	121,974,746
Depreciation	-	17,847	-	17,847
Amortization	781,736	-	-	781,736
Accretion	1,404,341	-	-	1,404,341
Interest expense	-	-	34,485	34,485
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended March 31, 2025
	Range Land	Range Services	Corporate	Total

Revenue	$-	$-	$-	$-
Operating income (loss) from continuing operations	(258,292)	-	(333,115)	(591,407)
Operating income (loss) from discontinued operations	-	36,111	-	36,111
Net income (loss)	5,579,419	(221,970)	(257,822)	5,099,627

Total assets	46,132,343	1,754,282	44,734	47,931,359
Depreciation from continuing operations	-	54,147	-	54,147
Deprecation from discontinued operations	-	30,636	-	30,636
Interest expense	-	82,534	8,334	90,868
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

14. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026, and the accompanying audited financial statements and notes included therein.

Certain statements made in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: general economic and financial market conditions; our ability to obtain additional financing as necessary; our ability to continue operating as a going concern; any adverse occurrence with respect to our business: other factors beyond our control; and the other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Company Overview

Range is a public company dedicated to advancing the health and wellness of people and the planet through an innovative approach to impact investing. We focus on developing long-term solutions to environmental, social, and health challenges, particularly through the acquisition, reclamation, and repurposing of mine sites and other undervalued land in economically disadvantaged Appalachian communities. Leveraging our competitive advantages, we take an opportunistic approach to solving legacy problems in new ways and deploying capital into strategic opportunities designed to generate a measurable impact on the people-planet ecosystem and generate strong investment returns for our shareholders.

Our corporate headquarters is located in Cleveland, Ohio, with additional office locations in Fola, West Virginia and Myra, Kentucky. As of May 15, 2026, we have 10 full-time employees. We also engage consultants and professional service firms as needed to provide us with flexible and experienced resources while maintaining a cost-effective overhead structure. We strive to instill a corporate culture of honesty, integrity and respect in furtherance of our mission of doing well by doing good.

Impact Investing Strategy

Our impact investing strategy is focused on advancing the health and well-being of people and the planet while also generating long-term, sustainable financial returns for our shareholders. We believe that doing well and doing good are not mutually exclusive, and that a disciplined approach to impact investing strategy can align environmental, social and economic objectives with attractive risk-adjusted financial returns.

Our strategy enables our team to address pressing environmental, social and economic challenges, such as air and water pollution, educational inequality and economic disparity, and climate change, through the development and implementation of innovative solutions. By directing capital to businesses that drive positive environmental, social and economic outcomes, we seek to strengthen the people-planet ecosystem while enhancing quality of life and delivering attractive investment performance.

We are focused on delivering environmental and social solutions in economically-disadvantaged regions of the United States, with an initial emphasis on Appalachia - home to communities facing some of the nation’s most challenged income, education and employment outcomes. Our strategy is to acquire large mine sites burdened by substantial legacy reclamation obligations, and through disciplined execution, complete reclamation activities and obtain full bond release. By unlocking the underlying land value, we aim to catalyze sustainable, long-term economic development across disadvantaged coal communities in Appalachia.

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

Industry estimates indicate that Appalachia contains approximately one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these mine sites remain encumbered by mining permits and associated reclamation bonds, restricting repurposing for non-mining uses until reclamation is complete and the permits and bonds have been released. Water quality presents a key restraint, as permit release typically requires at least 12 consecutive months of compliant water sampling without active chemical treatment, underscoring the need for effective water restoration solutions to transition former mine lands to economically viable non-mining uses.

By leveraging internal and external resources, the Company has the capabilities to reclaim land, restore waterways, implement innovative water treatment solutions, and secure mine sites preserving significant legacy infrastructure. The Company also brings expertise in navigating the permit and bond release process, which is critical to unlocking the underlying value of former mine land for next-generation redevelopment.

Range Services

Range Services is our operating segment providing environmental and operational support services to reclaim and repurpose Company-owned former mine land into next-generation uses. All reclamation, water treatment and site security employees, equipment and trucks, and technological innovations are housed within this segment. Range Services currently serves only Company-owned land and does not provide services to third parties.

Reclamation activities include grading, recontouring, revegetation, erosion control, and other activities necessary to satisfy federal and state post-mining land use standards. Water treatment services include the operation and maintenance of passive and active treatment systems designed to manage and treat mine-impacted water, including acid mine drainage, in compliance with applicable permits. This includes sampling, laboratory coordination, and treatment using both conventional methods and innovative solutions, such as the Company’s proprietary biochar water filtration technologies under development.  Range Services also provides physical site security, access control, and risk mitigation activities to ensure the safety, compliance, and regulatory protection of the Company’s land assets.

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

Our Company competes on the basis of a number of factors, including our geographic focus on Appalachia, strategic relationships with reclamation bond insurance companies, access to impact investing opportunities, access to mission-driven energy-transition capital, recruitment and retention of key personnel, market share with key customers, and supply relationships with critical vendors. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract capital and qualified employees.

Results of Operations

Three Months Ended March 31, 2026 and March 31, 2025

The Company’s revenue from continuing operations for the three months ended March 31, 2026 was $915,380 related to coal royalties and its operating loss was $(1,799,205). The operating loss is primarily the result of non-cash depreciation, amortization, and accretion expenses of $2,203,924 incurred in connection with continuing operations. The Company’s revenue from continuing operations for the three months ended March 31, 2025 was $0 and its operating loss from continuing operations was $(591,407). The Company’s shift away from AML reclamation projects in 2025 resulted in all revenues for the period ended March 31, 2025 being classified as discontinued operations.

For the three months ended March 31, 2026, general and administrative expenses were $464,804, compared to $439,912 from continuing operations incurred for the three months ended March 31, 2025, an increase of $24,892. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest increase in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was attributable to additional audit, professional and legal fees of $80,487, offset by a decrease in labor and benefit costs of $55,595.

For the three months ended March 31, 2026, the Company incurred net other expense in the amount of $34,485, compared to total net other income of $5,654,923 recorded for the three months ended March 31, 2025, a decrease of $5,689,408. This decrease in net other income is primarily attributable to the gain on bargain purchase of $5,602,484, other income of $83,627, and a gain on sale of fixed assets of $59,680 in the quarter ended March 31, 2025,  which did not occur in the period ended March 31, 2026.

Net loss for the three months ended March 31, 2026 was $(1,833,690) compared to a net income of $5,099,627 for the three months ended March 31, 2025 (a decrease of $6,933,317). This decrease is primarily due to the $5,602,484 gain on bargain purchase that was recognized in the period ended March 31, 2025, as well as $1,404,341 of accretion expense and $781,736 of amortization expense recognized in the period ended March 31, 2026, which arose as a result of the acquisitions completed in 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had total current assets of $2,295,942, comprised of: (i) cash of $1,283,121; (ii) accounts receivable of $950,114; (iii) deposits of $15,288; and (iv) prepaid expenses of $47,419. As of March 31, 2026, the Company had total current liabilities of $4,008,741, consisting of: (i) accounts payable of $1,342,832; (ii) accrued expenses of $2,165,909, and (iii) the current portion of long-term debt of $500,000. As a result, as of March 31, 2026, the Company had negative working capital of $(1,712,799). As of December 31, 2025, the Company had negative working capital of $(944,511).

As of March 31, 2026, the Company had long-term assets of $119,678,804, comprised of: (i) land of $42,548,402, (ii) long-term intangible assets of $77,032,874, and (iii) net property and equipment of $97,528. As of March 31, 2026, the Company had long-term liabilities of $81,855,116, comprised of (i) asset retirement obligations of $79,555,116, (ii) long-term debt, net of current portion of $1,300,000, and long-term deposit held of $1,000,000. As of December 31, 2025, the Company had long-term assets of $120,478,387, comprised of (i) land of $42,548,402, (ii) long-term intangible assets of $77,814,610 and (iii) net property and equipment of $115,375. As of December 31, 2025, the Company had long-term liabilities of $81,744,297, comprised of (i) asset retirement obligations of $79,344,297, (ii) long-term debt, net of current portion of $1,400,000, and (iii) long-term deposit held of $1,000,000.

Sources of Capital

Based on the Company’s current strategy, we expect royalty income from Range Land to substantially offset our general operating expenses. However, with a current cash balance of $1,283,121, we may not have sufficient liquidity to operate our business over the next 12 months. If additional capital is required beyond our existing resources, we intend to pursue financing options to support the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated total net cash flow for the 12-month period ending March 31, 2027 could decrease if we encounter unanticipated lower revenues and higher expenses in connection with operating our business as presently planned. In addition, our estimates of the amount of cash necessary to fund our business may prove to be too low, and we could spend our available financial resources much faster than we currently expect. If we cannot raise the capital necessary to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

Until the Company achieves positive cash flow, we expect to fund our operations, in part, through equity and debt financings. However, such financing may not be available when needed, on acceptable terms, or at all. Any issuance of equity or convertible debt securities – whether to raise capital or to fund acquisitions - may result in substantial dilution to existing stockholders and involve securities with rights, preferences and privileges senior to those of our existing stockholders. Incurring additional debt would increase interest expense, liabilities and future cash commitments. In addition, capital-raising activities may result in substantial costs, including investment banking fees, legal fees and other related costs.

Net Cash Provided By (Used In) Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $(982,050), comprised of: (i) a net loss of $1,833,690; (ii) non-cash depreciation of $17,847; (iii) non-cash amortization of long-term assets of $781,736; (iv) non-cash accretion expense of $1,404,341; (v) an increase in current assets of $364,687; (v) an increase in current liabilities of $205,925; and (vi) cash paid for asset retirement obligations of $1,193,522. For the three months ended March 31, 2025, net cash used in operating activities was $(428,101), comprised of: (i) net income of $5,099,627; (ii) non-cash depreciation of $84,783 (comprised of $54,147 from continuing operations and $30,636 from discontinued operations); (iii) add-back of the non-cash bargain purchase gain of $5,602,484; (iv) a gain on asset disposals of $59,680; (v) non-cash vested stock option expense of $4,490; (vi) an increase in current assets of $206,256; and (vii) a decrease in current liabilities of $161,093.

Net Cash Provided By (Used In) Investing Activities

For the three months ended March 31, 2026, there was no net cash provided by or used in investing activities. For the three months ended March 31, 2025, net cash provided by investing activities was $280,000, comprised of $380,000 of proceeds from the sale of equipment, partially offset by $100,000 for equipment purchases.

Net Cash Provided By (Used In) Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $155,000, comprised entirely of the sale of our common stock. For the three months ended March 31, 2025, net cash provided by financing activities was $233,510, comprised of $600,000 from the sale of our common stock, partially offset by the repayment of long-term debt of $366,490.

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

On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. Refer to Note 5 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the three months ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the risks described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On January 13, 2026, the Company entered into securities purchase agreements with Carlos Graf Fernandez and John M. Potter providing for the issuance and sale of 700,000 and 333,333 shares of the Company’s common stock, respectively. The aggregate gross proceeds from the sale of these shares was approximately $155,000. The sale proceeds were used for general operating purposes.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures:

The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-Q pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 5. Other Information: None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.5.	Articles of Merger, dated as of September 30, 2021 (Incorporated by reference to Exhibit 3.1.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2021.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.2#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

10.3

Second Amended and Restated Revolving Promissory Note, dated as of December 20, 2024, made by the Company, in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed with the SEC on March 31, 2025).

10.4

Second Amended and Restated Revolving Promissory Note, dated as December 20, 2024, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed with the SEC on March 31, 2025).

10.5

Securities Purchase Agreement, dated as of January 21, 2025, between the Company and Tower IV, LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 23, 2025.

27

10.6

Purchase and Sale Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of March 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025).

10.7

Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.8

Purchase and Sale Agreement between WV Reclaim Co, LLC and Range Sky View Land LLC, dated June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.9	Assignment and Assumption Agreement between AppleAtcha Land LLC and Range Sky View Land LLC (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.10

Stock Purchase Agreement between Range Reclaim, LLC and Collins Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.11

Purchase and Sale Agreement between Continental Land Co., LLC and Range Bluegrass Land, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.12

Option Agreement between Range Bluegrass Land, LLC and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.13	Consulting Agreement between the registrant and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.14	Consulting Agreement between the registrant and F&G LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.15

Membership Interest Option and Cash Distribution Right Agreement between Range Bluegrass Land, LLC and Wicks Building LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.16

Joinder to General Indemnity Agreement between Continental Heritage Insurance Company, Range Bluegrass Land, LLC and Reckoning Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.17	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.18

Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.19

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
Michael Cavanaugh
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026

29

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 14, 2011, by and between Stevia First Corp. and Legend Mining Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.1	Articles of Incorporation of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.1.2	Certificate of Amendment of Articles of Incorporation of Vitality Biopharma, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2016.)

3.1.3	Articles of Merger, effective October 10, 2011 (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.1.4	Certificate of Change, effective October 10, 2011 (Incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2011.)

3.2.1	Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 6, 2008 (File No. 333-152830).)

3.2.2	Certificate of Amendment of Bylaws of Stevia First Corp. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2012.)

3.2.3	Bylaws of Malachite Innovations, Inc., effective as of November 10, 2021 (Incorporated by reference to Exhibit 3.2.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021.)

10.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the SEC on August 31, 2021 (File No. 333-259010).

10.2#	Vitality Biopharma, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed with the SEC on September 3, 2021.)

30

10.3

Second Amended and Restated Revolving Promissory Note, dated as of December 20, 2024, made by the Company, in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K filed with the SEC on March 31, 2025).

10.4

Second Amended and Restated Revolving Promissory Note, dated as December 20, 2024, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000. (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K filed with the SEC on March 31, 2025).

10.5

Securities Purchase Agreement, dated as of January 21, 2025, between the Company and Tower IV, LLC (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 23, 2025.

10.6

Purchase and Sale Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of March 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 2, 2025).

10.7

Transaction Advisory Agreement by and among AppleAtcha Land, LLC, WV Reclaim Co, LLC and Range Sky View Land LLC, dated as of May 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 4, 2025).

10.8

Purchase and Sale Agreement between WV Reclaim Co, LLC and Range Sky View Land LLC, dated June 30, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.9	Assignment and Assumption Agreement between AppleAtcha Land LLC and Range Sky View Land LLC (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 3, 2025).

10.10

Stock Purchase Agreement between Range Reclaim, LLC and Collins Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.11

Purchase and Sale Agreement between Continental Land Co., LLC and Range Bluegrass Land, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.12

Option Agreement between Range Bluegrass Land, LLC and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.13	Consulting Agreement between the registrant and MRR CNG, LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.14	Consulting Agreement between the registrant and F&G LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.15

Membership Interest Option and Cash Distribution Right Agreement between Range Bluegrass Land, LLC and Wicks Building LLC, dated December 31, 2025 (Incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

10.16

Joinder to General Indemnity Agreement between Continental Heritage Insurance Company, Range Bluegrass Land, LLC and Reckoning Reclamation, LLC, dated as of December 31, 2025 (Incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on January 7, 2026).

31

10.17	Amended and Restated Revolving Promissory Note, dated as December 4, 2023, made by the Company, in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.18

Revolving Collateral Note, dated as June 16, 2023, made by Range Environmental Resources, Inc. and Range Natural Resources, Inc., in favor of Independence Bank in the amount of $1,000,000 (Incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-Q/A for the period ending March 31, 2024 filed on August 8, 2024).

10.19

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

32