Form 10-Q
period 2026-06-30
RANGE IMPACT, INC.
filed 2026-08-12
CIK 1438943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 12, 2026, there were 122,691,755 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

RANGE IMPACT, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended

June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RANGE IMPACT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025	4

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025	5

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025	6

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025	7

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS	8

RANGE IMPACT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$646,009	$2,110,171
Accounts receivable	1,438,276	617,929
Stock subscription receivable	750,000	-
Prepaid expenses	49,395	14,810
Deposits	15,115	15,395
Total current assets	2,898,795	2,758,305
Long-term Assets
Land	42,548,402	42,548,402
Property and equipment, net of accumulated depreciation	84,441	115,375
Note receivable	658,240	-
Long-term intangible assets	76,242,451	77,814,610
Total long-term assets	119,533,534	120,478,387
Total Assets	$122,432,329	$123,236,692

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of bank debt	$400,000	$400,000
Accounts payable	852,493	1,136,907
Accrued expenses	2,165,909	2,165,909
Total current liabilities	3,418,402	3,702,816
Long-term Liabilities
Bank debt, net of current portion	1,200,000	1,400,000
Deposits held	1,000,000	1,000,000
Asset retirement obligations	79,919,368	79,344,297
Total long-term debt	82,119,368	81,744,297
Total liabilities	85,537,770	85,447,113

Stockholders’ Equity
Controlling Interest:
Common stock, par value $0.001 per share; 1,000,000,000 shares authorized; 121,710,366 and 112,282,745 shares issued and outstanding, respectively	121,710	112,283
Additional paid-in-capital	61,854,557	59,063,484
Accumulated deficit	(40,150,652)	(37,712,204)
Total controlling equity interest	21,825,615	21,463,563
Noncontrolling equity interest	15,068,944	16,326,016
Total stockholders’ equity	36,894,559	37,789,579
Total Liabilities and Stockholders’ Equity	$122,432,329	$123,236,692

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$1,109,661	$1,106,089	$2,025,041	$1,106,089
Costs and expenses:
Costs of services	60,079	130,412	105,936	238,396
Depreciation of property and equipment	13,087	20,260	30,934	63,771
Amortization of long-term intangible assets	790,423	364,167	1,572,159	364,167
Accretion of asset retirement obligations	1,547,191	592,134	2,951,531	592,134
General and administrative	526,743	317,987	991,548	757,899
Total operating expenses	2,937,523	1,424,960	5,652,108	2,016,367

(Loss) from continuing operations before other income (expense)	(1,827,862)	(318,871)	(3,627,067)	(910,278)

Other income (expense):
Other income	-	2,444	-	86,071
Gain on bargain purchase	-	-	-	5,602,484
Gain (loss) on sale of fixed assets	-	(34,012)	-	25,668
Deficiency claim on returned equipment	-	(560,402)	-	(560,402)
Interest expense	(33,968)	(87,318)	(68,453)	(178,186)
Total other income (expense)	(33,968)	(679,288)	(68,453)	4,975,635

Income (loss) from continuing operations	(1,861,830)	(998,159)	(3,695,520)	4,065,357
Income (loss) from discontinued operations	-	(30,636)	-	5,475
Net income (loss)	$(1,861,830)	(1,028,795)	(3,695,520)	$4,070,832

Net income (loss) per share – basic and diluted	$(0.02)	(0.01)	(0.03)	$0.04
Weighted average number of common shares outstanding – basic and diluted	115,419,936	106,406,032	114,299,602	106,406,032

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance as of March 31, 2026 (Unaudited)	113,316,078	$113,316	$59,217,451	$(38,951,344)	$15,731,466	$36,110,889
Shares issued	8,394,288	8,394	2,529,106	-	-	2,537,500
Stock based compensation	-	-	108,000	-	-	108,000
Net loss	-	-	-	(1,199,308)	(662,522)	(1,861,830)
Balance as of June 30, 2026 (Unaudited)	121,710,366	$121,710	$61,854,557	$(40,150,652)	$15,068,944	$36,894,559

	Three Months Ended June 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of March 31, 2025 (Unaudited)	108,616,078	$108,616	$58,210,161	$(51,780,255)	$6,538,522

Shares issued	-	-	-	-	-
Stock based compensation	-	-	164,490	-	164,490
Net loss	-	-	-	(1,028,795)	(1,028,795)

Balance as of June 30, 2025 (Unaudited)	108,616,078	$108,616	$58,374,651	$(52,809,050)	$5,674,217

	Six Months Ended June 30, 2026
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance as of December 31, 2025	112,282,745	$112,283	$59,063,484	$(37,712,204)	$16,326,016	$37,789,579
Shares issued	9,427,621	9,427	2,683,073	-	-	2,692,500
Stock based compensation	-	-	108,000	-	-	108,000
Net loss	-	-	-	(2,438,448)	(1,257,072)	(3,695,520)
Balance as of June 30, 2026 (Unaudited)	121,710,366	$121,710	$61,854,557	$(40,150,652)	$15,068,944	$36,894,559

	Six Months Ended June 30, 2025
	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	104,727,189	$104,727	$57,609,560	$(56,879,882)	$834,405

Shares issued for cash	3,888,889	3,889	596,111	-	600,000
Stock based compensation	-	-	168,980	-	168,980
Net income	-	-	-	4,070,832	4,070,832

Balance as of June 30, 2025 (Unaudited)	108,616,078	$108,616	$58,374,651	$(52,809,050)	$5,674,217

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(3,695,520)	$4,070,832

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Gain on bargain purchase	-	(5,602,484)
Gain on removal of permitted sites	-	(2,444)
Net gain on asset disposals	-	(25,668)
Deficiency claims on returned equipment	-	560,402
Fair value of vested stock options	108,000	168,980
Depreciation from continuing operations	30,934	63,771
Depreciation from discontinued operations	-	61,272
Amortization of long-term intangible assets	1,572,159	364,167
Accretion of asset retirement obligations	2,951,531	592,134
Changes in operating assets and liabilities:
Accounts receivable	(820,347)	(115,395)
Accounts receivable from discontinued operations	-	108,742
Notes receivable	(658,240)	-
Contract assets	-	154,354
Prepaid expenses and other current assets	(34,585)	(38,639)
Deposits	280	(5,137)
Accounts payable	(284,414)	(53,416)
Accrued expenses	-	11,746
Cash paid for asset retirement obligations	(2,376,460)	(614,548)
Net cash (used in) operating activities	(3,206,662)	(301,331)

Cash flows from investing activities:
Equipment purchases	-	(100,000)
Proceeds from asset sales	-	404,500
Net cash provided by investing activities	-	304,500

Cash flows from financing activities:
Proceeds from stock issuance	1,942,500	600,000
Repayment of line of credit	-	(200,000)
Repayment of long-term debt	(200,000)	(522,143)
Net cash provided by financing activities	1,742,500	(122,143)

Net (decrease) in cash and cash equivalents	(1,464,162)	(118,974)

Cash and cash equivalents - beginning of period	2,110,171	167,286
Cash and cash equivalents - end of period	$646,009	$48,312

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,846	$110,215

See accompanying notes to the consolidated financial statements.

RANGE IMPACT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Range Impact, Inc. (the “Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on June 29, 2007.

Our mission is to become a catalyst for long-term economic growth in disadvantaged coal communities throughout Appalachia and develop long-term solutions to environmental, social, and health challenges resulting from decades of coal mining.

Our strategy is to acquire large former coal mines burdened by legacy permits and bond obligations, reclaim the former coal mines to unlock the underlying value of the land, and redevelop the land to meet strategically essential future needs of the United States, including power generation, data centers, rare earth elements, agriculture, housing, and health.

The Company’s new land acquisition, reclamation, and redevelopment strategy began in March 2025 and is being conducted through its two operating segments, Range Land and Range Services, as described in Notes 3,4 and 12. The Company previously conducted other business operations under the names Legend Mining Inc., Stevia First Corp., Vitality Biopharma, Inc., and Malachite Innovations, Inc. since its founding in 2007.

In March 2025, the Company, through its wholly-owned subsidiary Range Sky View Land, LLC (“Range Sky View”), acquired approximately 13,000 acres of surface land and 107,000 acres of mineral interests associated with the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia (“Fola Acquisition”). As part of the Fola Acquisition, Range Sky View Land assumed responsibility for 36 mining permits with $36.5 million of estimated reclamation obligations. The Company also assumed two coal royalty contracts and one 25-year solar lease on more than 1,000 acres at the Fola Mine. The Fola Acquisition is described in more detail in Note 3.

In December 2025, the Company, through its wholly-owned subsidiary Range Bluegrass Land, LLC (“Range Bluegrass”), acquired approximately 15,700 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn mine complex and Cambrian Coal mine complex (the “Premier-Cambrian Mine”) in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Acquisition”). As part of the Premier-Cambrian Acquisition, Range Bluegrass assumed responsibility for 43 mining permits with $43.1 million of estimated reclamation obligations. The Premier-Cambrian Acquisition is described in more detail in Note 4.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and the applicable requirements of Regulation S-X. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation. For the three and six months ended June 30, 2025, in addition to reclassification of revenues and expenses related to discontinued operations, land attributable to asset retirement costs was reclassified to long-term intangible assets. This resulted in changes to the asset retirement obligations and the recognition of accretion expense and amortization expense of the long-term intangible assets.

Prior Period Adjustment

During the year ended December 31, 2025, in addition to reclassifications due to discontinued operations, the Company changed classifications and methodologies related to the accounting for asset retirement obligations and the related asset retirement costs, including the recognition and amortization of the associated long-lived asset and the accretion of the asset retirement obligation. Management evaluated the changes in accordance with ASC 250 and applicable SEC guidance and concluded that the changes were not material, individually or in the aggregate, to the Company’s previously issued financial statements.

Accordingly, the Company was not required to amend its previously filed Quarterly Reports on Form 10-Q. However, the comparative financial information for the three and six months ended June 30, 2025 presented in these financial statements has been revised to reflect these immaterial changes. As a result, certain amounts presented herein differ from the amounts originally reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Below are the changes to the previously filed Consolidated Statements of Operations.

	As Reported Three Months Ended June 30, 2025	As Reported Six Months Ended June 30, 2025	Immaterial Change	As Adjusted Three Months Ended June 30, 2025	As Adjusted Six Months Ended June 30, 2025
Amortization of long-term intangible assets	$-	$-	$(364,167)	$(364,167)	$(364,167)
Accretion of asset retirement obligations	$(524,033)	$(524,033)	$(68,101)	$(592,134)	$(592,134)
Cash paid for asset retirement obligations	$415,338	$415,338	$199,210	$614,548	$614,548
Gain on removal of permitted sites	$-	$-	$2,444	$2,444	$2,444
Net income (loss)	$(798,181)	$4,301,446	$(230,614)	$(1,028,795)	$4,070,832

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers”. Under this standard, revenue is recognized by applying a five-step model (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) each performance obligation is satisfied.

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

Contract Estimates (Discontinued Operations)

Estimating total revenue and cost at completion for the Company’s former performance obligations requires significant judgment and is subject to uncertainty. The Company regularly reviews and updates these estimates based on contract progress, execution status, and the expected costs to complete. All activity related to these contracts is included in discontinued operations for the three-month and six-month periods ended June 30, 2025.

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

Accounts Receivable

Trade accounts receivable are reported at the amounts management expects to collect from the balances outstanding as of June 30, 2026 or December 31, 2025, as presented in the consolidated balance sheets. Based on its assessment, management concluded that any potential losses on these balances are immaterial and therefore, no allowances for expected credit losses were recorded for the six months ended June 30, 2026 or the six months ended June 30, 2025. Accounts receivable were $1,438,276 and $617,929 at June 30, 2026 and December 31, 2025, respectively. No credit loss expense was incurred in either the six months ended June 30, 2026 or the six months ended June 30, 2025 and there is no allowance for expected credit losses as of June 30, 2026 or December 31, 2025.

Note Receivable

On May 31, 2026, the Company entered into a draw promissory note agreement with an unrelated third party, Cumberland Coal Corporation, providing a maximum borrowing facility of $4,000,000. As of June 30, 2026, cumulative principal draws outstanding totaled $658,240. Key terms of the note include 10% fixed interest, payable quarterly commencing June 1, 2026. The maturity date is May 31, 2031 and the entire principal balance is due in full on the maturity date. The note is secured by all personal property and fixtures of Cumberland Coal Corporation.

Property & Equipment

Property and equipment is carried at cost. Expenditures for maintenance and repairs are charged to cost of services. Additions and betterments are capitalized. The cost and related accumulated depreciation of equipment sold or otherwise disposed are removed from the accounts and any gain or loss is reflected in the current year’s earnings.

	June 30, 2026	December 31, 2025

Equipment	$637,173	$637,173
Accumulated depreciation	(552,732)	(521,798)
Net book value	84,441	115,375
Depreciation expense (continuing operations)	$30,934	$78,383
Depreciation expense (discontinued operations)	-	$91,908

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

	June 30, 2026	December 31, 2025

Land, beginning of year	$42,548,402	$1,008,897
Acquisitions during the period	-	41,539,505
Impairments	-	-
Land, end of year	$42,548,402	$42,548,402

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

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, while lease liabilities represent the Company’s obligation to make lease payments. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. As of June 30, 2026 and December 31, 2025, the Company had no lease commitments with terms exceeding one year.

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

	June 30, 2026	December 31, 2025
Options	13,235,876	13,193,376
Warrants	3,166,667	3,166,667
Total	16,402,543	16,360,043

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

Segments

As of June 30, 2026, the Company has two operating business segments: (i) Range Land and (ii) Range Services. Range Land is focused on acquiring former mine lands with the goal of reclaiming and repurposing the sites into long-term revenue generating projects. Range Services provides environmental and operational support services to help reclaim and repurpose the acquired former mine lands.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, this ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years and interim periods beginning after December 15, 2024. The Company made the requisite updates in the notes to the annual financial statements for the period ended December 31, 2025.

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

Loss from Discontinued Operations

Discontinued operations for the three and six months ended June 30, 2025 consist of results from Collins Building and third-party reclamation services provided by wholly-owned subsidiaries of the Company.

The following table provides details about the major classes of line items constituting “Loss from discontinued operations” presented in the Company’s Consolidated Statements of Operations:

	3 Months Ended June 30, 2025	6 Months Ended June 30, 2025

Revenue	$285,394	$981,095
Cost of revenues	$285,394	$914,348
Depreciation	$30,636	$61,272

Income (loss) from discontinued operations	$(30,636)	$5,475

3. ACQUISITION OF FOLA MINE

On March 31, 2025, the Company, through its wholly-owned subsidiary, Range Sky View Land, LLC (“Range Sky View”), entered into an agreement with AppleAtcha Land, LLC and WV Reclaim Co. LLC pursuant to which it acquired approximately 13,000 acres of surface land and 107,000 acres of mineral interests associated with the Fola mine complex (“Fola Mine”) located in Clay and Nicholas Counties, West Virginia (the “Fola Acquisition”). As part of the Fola Acquisition, Range Sky View Land assumed responsibility for 36 mining permits owned and controlled by WV Reclaim Co. LLC with $36.5 million of estimated reclamation obligations. In connection with this transaction, the Company recorded asset retirement obligations of $36,562,110 on March 31, 2025 (and capitalized an equal amount as a long-term intangible asset) and assumed two coal royalty contracts and one 25-year lease for the development of a large-scale solar project. See the table below for more information regarding the reporting of these transactions:

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	1,912,968
Sites added during the period	36,562,110
Sites removed during the period	(134,596)
Revisions in estimated cash flows during the period	(655,605)
Expenditures during the period	(1,479,574)
Asset retirement obligation, December 31, 2025	$36,205,303

The Company accounted for the above-described transactions as a business combination in accordance with ASC 805 “Business Combinations”. The Company has made an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the acquired land was $8,561,000, and the Company agreed to credit an outstanding receivable of $2,958,516 due to the Company from one of the sellers in lieu of cash. Because the fair value of the land acquired exceeded the amount of the credited accounts receivable, the Company recognized a bargain purchase gain of $5,602,484 in the fiscal quarter ended March 31, 2025.

Fair value of Fola Mine land acquired	$8,561,000
Accounts receivable credited in lieu of cash	(2,958,516)
Bargain purchase gain recognized	$5,602,484
Cash consideration	-
Assumed liabilities	-
Purchase price	$-
Acquisition transaction costs incurred	$19,938

4. ACQUISITION OF PREMIER-CAMBRIAN MINE

On December 31, 2025, the Company, through its wholly-owned subsidiary, Range Bluegrass Land, LLC (“Range Bluegrass”), entered into an agreement with Continental Land Co. LLC pursuant to which it acquired 15,700 acres of surface land and 42,500 acres of mineral interests associated with the Premier Elkhorn mine complex and Cambrian Coal mine complex (the “Premier-Cambrian Mine”) in Pike, Letcher and Floyd Counties, Kentucky (the “Premier-Cambrian Acquisition”). As part of the Premier-Cambrian Acquisition, Range Bluegrass assumed responsibility for 43 mining permits owned and controlled by Reckoning Reclamation LLC with $43.1 million of estimated reclamation obligations. In connection with this transaction, the Company recorded asset retirement obligations of $43,138,994 on December 31, 2025 (and capitalized an equal amount as a long-term intangible asset). See the table below for more information regarding the reporting of these transactions:

Asset retirement obligation, December 31, 2024	$-
Accretion during the period	-
Sites added during the period	43,138,994
Sites removed during the period	-
Revisions in estimated cash flows during the period	-
Expenditures during the period	-
Asset retirement obligation, December 31, 2025	$43,138,994

In connection with this transaction, the Company entered into two consulting agreements (“Consulting Agreements”) with unaffiliated third parties related to the reclamation and repurposing of approximately 1,500 acres of land at the Premier-Cambrian Mine. The Consulting Agreements provide for an initial engagement fee payment of $1,000,000 on December 31, 2025, and quarterly engagement fee payments of $500,000 payable thereafter until December 31, 2027 (for total payments of $5,000,000). The project anticipated under the Consulting Agreements is on hold and no revenue has been recognized for the six months ended June 30, 2026. The Consulting Agreements may be terminated at any time. Refer to Revenue Recognition in Note 1.

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

The Company accounted for these transactions as a business combination in accordance with ASC 805 “Business Combinations”. The Company has performed an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair value of the surface land of the Premier-Cambrian Mine was $32,978,505. The Company also assumed liabilities in the amount of $326,473, and because no cash consideration was paid in connection with the acquisition of the Premier-Cambrian Mine, a total bargain purchase gain of $32,652,032 should be recognized. However, because the terms of the Equity Option create a “de facto noncontrolling interest” under ASC 810 in an amount equal to 50% of the equity value of Range Bluegrass, only 50% of the bargain purchase gain of $32,652,032 (an amount equal to $16,326,016) is recognized in the Consolidated Statement of Income as a bargain purchase gain related to the acquisition of the Premier-Cambrian Mine. The remaining balance of the gain (an amount also equal to $16,326,016) is recorded on the balance sheet as “Noncontrolling Equity Interest”.

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

The Company’s asset retirement obligations are initially recorded at fair value, determined using assumptions including a discount rate and third-party margin, each of which is discussed further below:

Discount Rate. The Company’s asset retirement obligations are initially recorded at fair value. The Company utilizes discounted cash flow techniques to estimate the fair value of its obligations. The Company bases its discount rate on the rates of treasury bonds with maturities similar to expected mine lives and adjusts for its credit standing as necessary after considering funding and assurance provisions. Changes in the Company’s credit standing could have a material impact on the valuation of its asset retirement obligations. The discount rates used to calculate the Fola Mine and Premier-Cambrian Mine asset retirement obligations are 7.18% and 7.75%, respectively. The annual inflation rate used to calculate the Fola Mine and Premier-Cambrian Mine asset retirement obligations are 2.72% and 2.77%, respectively.

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

On at least an annual basis, the Company reviews its reclamation liabilities and makes necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. As of December 31, 2025, the Company recorded asset retirement obligation liabilities of $79,344,297, including liabilities reported as current. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2025, the Company estimates that the aggregate undiscounted cost of final mine closures is approximately $129,445,432. The Company estimates annual aggregated amortization expense related to the long-term intangible assets of $3,170,377 for each of the next five years.

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

Total asset retirement obligations on December 31, 2025	$79,344,297
Accretion during the six-month period ended June 30, 2026	2,951,531
Sites added during the six-month period ended June 30, 2026	-
Sites removed during the six-month period ended June 30, 2026	-
Revisions in estimated cash flows during the six-month period ended June 30, 2026	-
Expenditures during the six-month period ended June 30, 2026	(2,376,460)
Total asset retirement obligations on June 30, 2026	$79,919,368

6. EQUITY

Issuance of Common Stock

On January 21, 2025, the Company entered into a securities purchase agreement for the issuance and sale of 3,333,333 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds to the Company were $500,000.

On February 6, 2025, the Company entered into a securities purchase agreement for the issuance and sale of 555,556 shares of the Company’s common stock at a price of $0.18 per share. The aggregate proceeds to the Company were $100,000.

On January 13, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 1,033,333 shares of the Company’s common stock at a price of $0.15 per share. The aggregate proceeds to the Company were $155,000.

On May 31, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 6,256,704 shares of the Company’s common stock at a price of $0.28 per share. The aggregate proceeds to the Company were $1,750,000.

On June 30, 2026, the Company entered into a securities purchase agreement for the issuance and sale of 1,887,584 shares of the Company’s common stock at a price of $0.40 per share. The aggregate proceeds to the Company were $750,000.

Under the terms of a stock purchase agreement dated May 31, 2026, the Company has commitments to purchase shares of the Company’s common stock for an aggregate purchase price of $10,000,000, priced at the volume weighted average price for each applicable month. The Company has recorded $2,500,000 stock purchases under this agreement through June 30, 2026. Payment and issuance of future share purchases of $7,500,000 are scheduled to occur in installments of $750,000 per month through April 2027.

7. STOCK OPTIONS

Stock options issued during the three months ended June 30, 2026 and the three months ended June 30, 2025

During the three months ended June 30, 2026, the Company granted options to a strategic advisor to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.36 per share that expire ten years from the date of grant. The options vested upon grant. The fair value of the option award was estimated on the date of grant using the Black-Scholes-Merton Option Pricing model based on the following assumptions: (i) volatility rate of 251.86%, (ii) discount rate of 4.6%, (iii) zero expected dividend yield, and (iv) expected life of 10 years, which is the term of the options. The total fair value of the option grant at its grant date was approximately $108,000 which was allocated to general and administrative expenses during the three months ended June 30, 2026.

Additionally, a director exercised a stock option for 250,000 shares at the strike price of $0.15 during the three months ended June 30, 2026. Cash received from the exercise was $37,500, and at the time of the exercise, the options held an intrinsic value of $52,500.

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

A summary of the Company’s stock option activity during the six months ended June 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding at December 31, 2025	13,193,376	$0.40
Granted	300,000	0.36
Exchanged	-	-
Exercised	(250,000)	0.15
Expired	(7,500)	1.50
Forfeited	-	-
Balance Outstanding at June 30, 2026	13,235,876	$0.40
Balance Exercisable at June 30, 2026	13,235,876	$0.40

At June 30, 2026, the 13,235,876 outstanding stock options had $2,640,480 of intrinsic value.

A summary of the Company’s stock options outstanding and exercisable as of June 30, 2026 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant- Date Stock Price
Options Outstanding and Exercisable, June 30, 2026	100,000	$0.1337	$0.1337
	750,000	$0.148	$0.148
	700,000	$0.15	$0.15
	3,050,000	$0.18	$0.18
	1,550,000	$0.212	$0.212
	1,150,000	$0.277	$0.277
	750,000	$0.30	$0.30
	2,000,000	$0.35	$0.35
	300,000	$0.36	$0.36
	250,000	$0.38	$0.38
	1,664,542	$0.50	$0.50
	128,000	$0.96	$0.96
	343,334	$1.50 - 1.95	$1.50 - 1.95
	500,000	$2.00 - 2.79	$2.00 - 2.79
	13,235,876

8. WARRANTS

A summary of warrants to purchase common stock issued during the six months ended June 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price
Balance Outstanding and Exercisable at December 31, 2025	3,166,667	$0.56
Granted	-	-
Exercised	-	-
Expired	-	-
Balance Outstanding and Exercisable at June 30, 2026	3,166,667	$0.56

At June 30, 2026, the 3,166,667 outstanding stock warrants had $85,000 of intrinsic value.

9. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of bank term debt which was consolidated from existing lines of credit in September 2025. The bank term loan has a principal balance of $1,600,000 with a maturity date of June 30, 2030. The bank term loan bears interest at the fixed rate of seven and three-quarters percent (7.75%). Quarterly interest only payments were required through December 2025. Beginning in 2026, quarterly principal and interest payments are required in March, June, September and December.

A summary of payments due under the Company’s long-term debt as of June 30, 2026 is as follows:

July 2026 through June 2027	$400,000
July 2027 through June 2028	400,000
July 2028 through June 2029	400,000
July 2029 through June 2030	400,000
Total long-term debt	$1,600,000

10. MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

Sales to the Company’s largest customer accounted for 48% and 53% of total revenues for the three and six months ended June 30, 2026, respectively. Sales to this same customer constituted 17% and 11% of total revenues for the three and six months ended June 30, 2025, respectively.

Accounts receivable from this customer represented 90% and 75% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

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

The two reportable segments that result from applying the aggregation criteria are as follows:

●	Range Land – mine land acquired, reclaimed and redeveloped to meet strategically essential future needs of the United States, including power generation, data centers, rare earth elements, agriculture, housing, and health

●	Range Services – services in support of reclamation and redevelopment of acquired mine land

The Company had no inter-segment sales for the periods presented.

Summarized financial information concerning the Company’s reportable segments is shown as below:

By Categories

	For the three months ended June 30, 2026
	Range Land	Range Services	Corporate	Total

Revenue	$1,109,661	$-	$-	$1,109,661
Operating (loss)	(1,228,471)	(113,798)	(485,593)	(1,827,862)
Net (loss)	(1,228,471)	(113,798)	(519,561)	(1,861,830)

Total assets	121,292,797	144,685	994,847	122,432,329
Depreciation	-	13,087	-	13,087
Amortization	790,423	-	-	790,423
Accretion	1,547,190	-	-	1,547,190
Interest expense	-	-	33,968	33,968
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the three months ended June 30, 2025
	Range Land	Range Services	Corporate	Total

Revenue	$1,106,089	$-	$-	$1,106,089
Operating income (loss) continuing	110,939	(19,102)	(410,708)	(318,871)
Operating income (loss) discontinued	-	(30,636)	-	(30,636)
Net income (loss)	113,384	(709,353)	(432,826)	(1,028,795)

Total assets	45,773,946	1,402,602	57,668	47,234,216
Depreciation from continuing operations	-	20,260	-	20,260
Depreciation from discontinued operations	-	30,636	-	30,636
Amortization	364,167	-	-	364,167
Accretion	592,134	-	-	592,134
Interest expense	-	65,200	22,118	87,318
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the six months ended June 30, 2026
	Range Land	Range Services	Corporate	Total

Revenue	$2,025,041	$-	$-	$2,025,041
Operating (loss)	(2,505,565)	(228,045)	(893,457)	(3,627,067)
Net (loss)	(2,505,565)	(228,045)	(961,910)	(3,695,520)

Total assets	121,292,797	144,685	994,847	122,432,329
Depreciation	-	30,934	-	30,934
Amortization	1,572,159	-	-	1,572,159
Accretion	2,951,531	-	-	2,951,531
Interest expense	-	-	68,453	68,453
Capital expenditures for long-lived assets	$-	$-	$-	$-

	For the six months ended June 30, 2025
	Range Land	Range Services	Corporate	Total

Revenue	$1,106,089	$-	$-	$1,106,089
Operating income (loss) from continuing operations	87,874	(254,329)	(743,823)	(910,278)
Operating income (loss) from discontinued operations	-	5,475	-	5,475
Net income (loss)	5,692,802	(931,322)	(690,648)	4,070,832

Total assets	45,773,946	1,402,602	57,668	47,234,216
Depreciation from continuing operations	-	63,771	-	63,771
Depreciation from discontinued operations	-	30,636	-	30,636
Amortization	364,167	-	-	364,167
Accretion	592,134	-	-	592,134
Interest expense	-	147,734	30,452	178,186
Capital expenditures for long-lived assets	$-	$100,000	$-	$100,000

13. SUBSEQUENT EVENTS

On July 1, 2026, the Company granted stock options to certain advisors to purchase up to an aggregate of 600,000 common shares at an exercise price of $0.49 per share. 300,000 of the options issued to one advisor vested immediately while the other 300,000 options issued to another advisor vest over a three-year period. All options expire ten years from the grant date.

On July 1, 2026, the Company issued warrants to purchase up to 14,500,000 shares of common stock to an entity as compensation for professional services. The warrants will vest over time as three specific milestones are achieved. The warrants expire on July 1, 2033.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report. The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 30, 2026, and the accompanying audited financial statements and notes included therein.

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

Company Overview

The Company’s mission is to become a catalyst for long-term economic growth in disadvantaged coal communities throughout Appalachia and develop long-term solutions to environmental, social, and health challenges resulting from decades of coal mining. Our strategy is to acquire large former coal mines burdened by legacy permits and bond obligations, reclaim the former coal mines to unlock the underlying value of the land, and redevelop the land to meet strategically essential future needs of the United States, including power generation, data centers, rare earth elements, agriculture, housing, and health.

The Company owns approximately 30,000 acres of surface land and over 150,000 acres of mineral interest across Appalachia. The Company provides resources and support for the reclamation of 79 permits on the Fola Mine and Premier-Cambrian Mine, which carry asset retirement obligations estimated to be $80.0 million as of June 30, 2026. The Company’s acquisition strategy is to pay de minimis cash consideration to acquire former coal mine land, and instead, provide as consideration the resources and support necessary to reclaim the property. Once the coal mine has been reclaimed and the associated bonds and permits have been released, the underlying land value is unlocked and can be redeveloped into new non-coal mining projects that have the potential to create significant long-term value for the Company’s shareholders.

Our corporate headquarters is in Cleveland, Ohio, with additional office locations in Fola, West Virginia and Myra, Kentucky. As of August 12, 2026, we have 10 full-time employees. We also engage consultants and professional service firms as needed to provide us with flexible and experienced resources while maintaining a cost-effective overhead structure.

Operating Business Segments

Our two operating business segments are Range Land and Range Services.

Range Land

Range Land acquires, reclaims, and redevelops Company-owned land for projects that support strategically important U.S. needs of the United States, including power generation, data centers, rare earth elements, agriculture, housing, and health.

Industry estimates indicate that Appalachia contains approximately one million acres of abandoned, idled and non-performing mine sites that are burdened with significant land reclamation and water restoration obligations. Many of these mine sites remain encumbered by mining permits and associated reclamation bonds, restricting land redevelopment until reclamation is complete and the permits and bonds have been released. Water quality presents a key restraint, as permit release typically requires at least 12 consecutive months of compliant water sampling without active chemical treatment, underscoring the need for effective water restoration solutions to transform former coal mine lands into economically viable non-mining uses.

By leveraging internal and external resources, the Company has the capabilities to reclaim land, restore waterways, implement innovative water treatment solutions, and secure mine sites preserving significant legacy infrastructure. The Company also brings expertise in navigating the permit and bond release process, which is critical to unlocking the underlying value of former coal mine land for redevelopment.

Range Services

Range Services is the business segment that provides environmental and operational support services to reclaim and redevelop former coal mine land. All reclamation, water treatment and site security employees, equipment and trucks, and technological innovations are housed within this segment. Range Services currently serves only Company-owned land and does not provide services to third parties.

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

Competition

The Company operates in a large and growing marketplace for land development projects that support power generation, data centers, rare earth elements, agriculture, housing, and health. As a result, the Company competes with a variety of operating businesses and investment funds pursuing similar business plans and operating strategies. Many of these competitors are larger and better capitalized than the Company.

Our Company competes based on several factors, including its ability to obtain new bonds to acquire former coal mines, its geographic focus on Appalachia, its ability to recruit and retain key personnel, its experienced team of strategic advisors, its investment in artificial intelligence, and its strategic relationships with key stakeholders. Our ability to continue to compete effectively in our businesses will depend upon our ability to continue to attract capital and qualified employees.

Results of Operations

Three Months Ended June 30, 2026 and June 30, 2025

Revenue from continuing operations was $1,109,661 for the three months ended June 30, 2026 , compared to $1,106,089 for the prior-year period. Operating loss increased primarily due higher non-cash depreciation, amortization, and accretion expenses.

For the three months ended June 30, 2026, general and administrative expenses were $526,743, compared to $317,987 from continuing operations incurred for the three months ended June 30, 2025, an increase of $208,756. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest increase in general and administrative expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was attributable to additional consulting, professional, and legal fees of $205,151 primarily incurred in connection with transactions closed during the period.

For the three months ended June 30, 2026, the Company incurred net other expense in the amount of $33,968, compared to total net other expense of $679,288 recorded for the three months ended June 30, 2025, a decrease of $645,320. This decrease in net other expense is primarily attributable to the deficiency claim on returned equipment of $560,402, a loss on sale of fixed assets of $34,012, and higher interest expense of $53,350 in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2026.

Net loss for the three months ended June 30, 2026 was $(1,861,830) compared to a net loss of $(1,028,795) for the three months ended June 30, 2025 (an increase of $833,035). This increase is primarily due to increased non-cash expenses of depreciation, amortization and accretion of $1,374,140 in the three months ended June 30, 2026, offset by the reduction of other non-operating expenses totaling $645,320 recognized in the three months ended June 30, 2025.

Six Months Ended June 30, 2026 and June 30, 2025

Revenue from continuing operations for the six months ended June 30, 2026 was $2,025,041 primarily related to coal royalties and its operating loss was ($3,627,067). The operating loss is the result of non-cash depreciation, amortization, and accretion expenses of $4,554,624 incurred in connection with continuing operations. The Company’s revenue from continuing operations for the six months ended June 30, 2025 was $1,106,089 and its operating loss from continuing operations was $(910,278). The operating loss was primarily the result of non-cash depreciation, amortization, and accretion expenses of $1,020,072 incurred in connection with continuing operations.

For the six months ended June 30, 2026, general and administrative expenses were $991,548, compared to $757,899 from continuing operations incurred for the six months ended June 30, 2025, an increase of $233,649. General and administrative expenses generally include corporate overhead, salaries and other compensation costs, financial and administrative contracted services, legal and audit fees, other professional and consulting fees, insurance, marketing, and travel expenses. The largest increase in general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was attributable to additional accounting, professional, and legal fees of $215,297 primarily incurred in connection with transactions closed during the period.

For the six months ended June 30, 2026, the Company incurred net other expense in the amount of $68,453, compared to net other income of $4,975,635 recorded for the six months ended June 30, 2025, an increase of $5,044,088. This increase in net other expense is attributable to a gain on bargain purchase of $5,602,484, other income of $86,071, and gains on sales of fixed assets of $25,668 offset by a deficiency claim on returned equipment of $560,402 which were recorded in the six month period ended June 30, 2025 which did not occur in the period ended June 30, 2026. Additionally, interest expense was $68,453 in the six-month period ended June 30, 2026, compared to $178,186 in the six-month period ended June 30, 2025 (a reduction of $109,733).

Net loss for the six months ended June 30, 2026 was $(3,695,520) compared to a net income of $4,070,832 for the six months ended June 30, 2025 (a decrease of $7,766,352). This decrease is due to the nonrecurring other income items recorded in the six month period ended June 30, 2025 discussed above which totaled $5,153,821 as well as increased non-cash expenses of depreciation, amortization and accretion of $3,534,552 in the six-month period ended June 30, 2026 compared to the six month period ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had total current assets of $2,898,795, comprised of: (i) cash of $646,009, (ii) accounts receivable of $1,438,276, (iii) stock subscription receivable of $750,000, (iv) deposits of $15,115, and (v) prepaid expenses of $49,395. As of June 30, 2026, the Company had total current liabilities of $3,418,402, consisting of: (i) accounts payable of $852,493, (ii) accrued expenses of $2,165,909, and (iii) the current portion of long-term debt of $400,000. As a result, as of June 30, 2026, the Company had negative working capital of $(519,607). As of December 31, 2025, the Company had negative working capital of $(944,511).

As of June 30, 2026, the Company had long-term assets of $119,533,534, comprised of: (i) land of $42,548,402, (ii) long-term intangible assets of $76,242,451, (iii) note receivable of $658,240, and (iv) net property and equipment of $84,441. As of June 30, 2026, the Company had long-term liabilities of $82,119,368, comprised of: (i) asset retirement obligations of $79,919,368, (ii) long-term debt, net of current portion of $1,200,000, and (iii) long-term deposits held of $1,000,000. As of December 31, 2025, the Company had long-term assets of $120,478,387, comprised of: (i) land of $42,548,402, (ii) long-term intangible assets of $77,814,610, and (iii) net property and equipment of $115,375. As of December 31, 2025, the Company had long-term liabilities of $81,744,297, comprised of: (i) asset retirement obligations of $79,344,297, (ii) long-term debt, net of current portion, of $1,400,000, and (iii) long-term deposits held of $1,000,000.

Sources of Capital

We expect royalty income to substantially offset our general operating expenses. In addition, as of June 30, 2026, we had cash of $646,009 and expected to receive additional proceeds under our stock purchase agreement, under which $7.5 million of future share purchases are scheduled to occur in monthly installment of $750,000 through April 2027. Based on these expected sources of liquidity, we believe we will have sufficient liquidity to operate our business over the next 12 months. If additional capital is required beyond our existing resources, we intend to pursue financing options to support the funding and execution of our growth strategy and shareholder value creation plan.

Our estimated cash needs for the 12-month period ending June 30, 2027 could increase if we experience lower-than-anticipated revenues or higher-than-anticipated expenses in connection with our planned business. In addition, our estimates of the cash required to operate our business may also prove to be too low, and we may spend our available financial resources faster than expected. If our existing liquidity sources are insufficient, we may need to raise additional capital. If we are unable to raise the additional capital when needed, we may be required to delay, scale back or eliminate some or all of our proposed operations, which could materially and adversely affect our business, financial condition and results of operation.

Management has evaluated the Company’s liquidity and capital resources for the twelve-month period from the date of issuance of these unaudited interim financial statements and concluded that no substantial doubt exists about the Company’s ability to continue as a going concern based on the Company’s improved cash position and anticipated cash flows.

Until the Company achieves positive cash flow, we expect to fund our operations, in part, through equity and debt financings. Any issuance of equity or convertible debt securities – whether to raise capital or to fund acquisitions - may result in substantial dilution to existing stockholders and involve securities with rights, preferences and privileges senior to those of our existing stockholders. Incurring additional debt would increase interest expense, liabilities and future cash commitments. In addition, capital-raising activities may result in substantial costs, including investment banking fees, legal fees, and other related costs.

Net Cash Provided By (Used In) Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $(3,206,662), comprised of: (i) a net loss of $3,695,520, (ii) non-cash depreciation of $30,934, (iii) non-cash amortization of long-term assets of $1,572,159, (iv) non-cash accretion expense of $2,951,531, (v) non-cash vested stock option expense of $108,000, (vi) an increase in current assets of $1,512,892, (vii) a decrease in current liabilities of $284,414, and (viii) cash paid for asset retirement obligations of $2,376,460. For the six months ended June 30, 2025, net cash used in operating activities was $(301,331), comprised of: (i) net income of $4,070,832, (ii) non-cash depreciation of $125,043 (comprised of $63,771 from continuing operations and $61,272 from discontinued operations), (iii) non-cash amortization of long-term assets of $364,167, (iv) non-cash accretion expense of $592,134, (v) add back of the non-cash gain on removal of permitted sites of $2,444, (vi) add-back of the non-cash bargain purchase gain of $5,602,484, (vii) a gain on asset disposals of $25,668, (viii) non-cash vested stock option expense of $168,980, (ix) non-cash deficiency claim on returned equipment of $560,402, (x) a decrease in current assets of $103,925, (xi) a decrease in current liabilities of $41,670, and (xii) cash paid for asset retirement obligations of $614,548.

Net Cash Provided By (Used In) Investing Activities

For the six months ended June 30, 2026, there was no net cash provided by or used in investing activities. For the six months ended June 30, 2025, net cash provided by investing activities was $304,500, comprised of $404,500 of proceeds from the sale of equipment, partially offset by $100,000 for equipment purchases.

Net Cash Provided By (Used In) Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $1,742,500, comprised of $1,942,500 from the sale of our common stock, partially offset by the repayment of long-term debt of $200,000. For the six months ended June 30, 2025, net cash used by financing activities was $(122,143), comprised of $600,000 from the sale of our common stock, offset by the repayment of long-term debt of $522,143, and repayment on our line of credit of $200,000.

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

On at least an annual basis, we review our reclamation liabilities and make necessary adjustments for permit changes, if any, as granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience and updated plans. Refer to Note 5 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for reclamation disclosures including a table summarizing the changes in asset retirement obligations for the six months ended June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, and have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2026

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

